Form 10QSB
period 2007-09-30
BIBB CORP
filed 2007-11-13
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __to__

Commission File Number: 333-145264

BIBB CORPORATION
(Exact name of Registrant as specified in its charter)

                                                                                                                                                    Nevada                                                                                        75-3076597
                                                                                                        (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

                                                                                                                                  5645 Coral Ridge Drive #171
                                                                                                                                  Coral Springs, Florida 33076                                                            954-258-1917
                                                                                                        (Address of principal executive offices)                (Registrant's telephone number, including area code)

None
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

We had a total of 2,340,000 shares of common stock issued and outstanding at September 30, 2007.

Transitional Small Business Disclosure Format: Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our initial Form SB-2 registration statement, filed on August 9, 2007, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

	(Un-Audited)	(Audited)	(Audited)
	As of	As of	As of
	September 30, 2007	December 31, 2006	December 31, 2005

ASSETS

Cash	763	1,258	343
Total current assets	763	1,258	343

	763	1,258	343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total current liabilities		--	-

Total liabilities		--	-

Common stock; $.001 par value; 25,000,000 shares
authorized, 2,340,000 shares issued and
outstanding as of December 31, 2006 and December 31, 2005	2,340	2,340	2,340
Additional paid-in capital	19,330	15,230	10,439
Accumulated deficit	(20,907)	(16,312)	(12,436)
Total stockholders' equity	763	1,258	343

Total liabilities and stockholders' equity	763	1,258	343

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

							Un-Audited
	Un-Audited	Audited	Audited	Audited	Audited	Audited	From July 22, 2002
	January 1, 2007	January 1, 2006	January 1, 2005	January 1, 2004	January 1, 2003	January 1, 2005	(Date of Inception)
	through	through	through	through	through	through	through
	September 30. 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2005	September 30. 2007

Revenue	$	$ -	-	-	-	-	-
Cost of goods sold		-	-	-	-	-	-
Gross profit		-	-	-	-	-	-

Operating expenses
Professional fees		-	-	3,249	1,805	320	5,374
General and administrative	4,595	3,876	6,418	116	2	526	15,533

Total operating expenses	4,595	3,876	6,418	3,365	1,807	846	20,907

Loss from operations	(4,595)	(3,876)	(6,418)	(3,365)	(1,807)	(846)	(20,907)

Loss before provision for income taxes	(4,595)	(3,876)	(6,418)	(3,365)	(1,807)	(846)	(20,907)

Provision for income taxes		-	-	-	-	-	-
							-
Net loss	(4,595)	(3,876)	(6,418)	(3,365)	(1,807)	(846)	(20,907)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	2,340,000	2,340,000	2,340,000	2,340,000	2,340,000	2,340,000	2,143,148

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

				Un-Audited
	Un-Audited	Audited	Audited	From July 22, 2002
	January 1, 2007	January 1, 2006	January 1, 2005	(Date of Inception)
	through	through	through	through
	September 30. 2007	December 31, 2006	December 31, 2005	September 30. 2007

Net loss	(4,595)	(3,876)	(6,418)	(20,907)
Adjustments to reconcile net loss to				-
net cash used by operating activities:				-
Changes in operating assets and liabilities:				-
Sales Tax Payable		- -	-	-
Net cash used by operating activities	(4,595)	(3,876)	(6,418)	(20,907)

Purchase of property and equipment		-	-	-
Net cash used by investing activities			-	-

Proceeds from capital contribution	4,100	4,791	6,439	21,670
Net cash provided by financing activities	4,100	4,791	6,439	21,670

	(495)	915	21	763

	1,258	343	322	-

	763	$ 1,258	343	763

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity

			Additional	Accumulated	Total
	(Audited) Common Stock		Paid-in	Deficit During	Stockholders'
	Shares	Amount	Capital	the Development Stage	Equity
Balance at July 22, 2002 (Date of inception)	0	0	0	0	0

Issuance of stock for cash, $0.001	100,000	100	0	0	100

Issuance of stock for cash, $0.001	215,000	215			215

Issuance of stock for cash, $0.001	25,000	25			25

Issuance of stock for cash, $0.001	2,000,000	2,000	4,000		6,000

Net loss	0	0	0	(846)	(846)

Balance, December 31, 2002	2,340,000	2,340	4,000	(846)	5,494

Net loss	0	0	0	(1,807)	(1,807)

Balance, December 31, 2003	2,340,000	2,340	4,000	(2,653)	3,687

Net loss				(3,365)	(3,365)

Balance, December 31, 2004	2,340,000	2,340	4,000	(6,018)	322

Capital contribution	0	0	6,439	0	6,439

Net loss	0	0	0	(6,418)	(6,418)

Balance, December 31, 2005	2,340,000	2,340	10,439	(12,436)	343

Capital contribution	0	0	4,791	0	4,791

Net loss	0	0	0	(3,876)	(3,876)

Balance, December 31, 2006	2,340,000	2,340	15,230	(16,312)	1,258

Capital contribution (Un-audited)	0	0	4,100	0	4,100

Net loss (Un-audited)	0	0	0	(4,595)	(4,595)

Balance, June 30, 2007 (Un-audited)	2,340,000	2,340	19,330	(20,907)	763

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements

1 . DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Bibb Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Bibb Corp.”) was incorporated in the State of Nevada on July 22, 2002. The company plans to be in the business of multi-media publishing and marketing. The Company operations has been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on July 22, 2002, indicating Dean Patel as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on September 10 2002 indicating its President, Secretary, Treasurer and Director is Judson Bibb. He remains in those positions as of this filing.

Going concern - The Company incurred net losses of approximately $20,907 from the period of July 22, 2002 (Date of Inception) through September 30, 2007 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital, on-going patent litigation and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is December 31.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from July 22, 2002 (Date of Inception) through September 30, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Concentration of risk - A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Judson Bibb. Should he determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition - The Company has no revenues to date from its operations

1a. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs -The Company has recorded no advertising costs for the period from January 1, 2006 through September 30, 2007.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

2. PROPERTY AND EQUIPMENT

As of September 30, 2007, the Company does not own any property and/or equipment.

3. STOCKHOLDER’S EQUITY

The Company has 2,340,000 shares authorized and 2,340,000 issued and outstanding as of September 30, 2007. The issued and outstanding shares were issued as follows:

100,000 common shares were issued to Judson Bibb on August 19, 2002 for the sum of $100 in cash.

215,000 common shares were issued to Judson Bibb on September 5, 2002 for the sum of $215 in cash.

25,000 common shares were issued to Judson Bibb on October 31, 2002 for the sum of $25 in cash.

2,000,000 common shares were issued to Judson Bibb on December 20, 2002 for the sum of $6,000 in cash.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006 and 2007, Judson Bibb made capital contributions to the Company totaling $6,439, $4,791 and $4,100 respectively. As of September 30, 2007, his total capital contributions equal $19,330.

5. STOCK OPTIONS

As of September 30, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of September 30, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

7. SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, September 30, 2007, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the three months ended September 30, 2007 and since the date of inception, we have generated no revenues. We are in the development stages and are currently raising the funds required to start our business operations.

On August 9, 2007, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission, which became effective on August 30, 2007. Pursuant to the terms of the registration statement, we are in the process of selling a total of 1,000,000 shares of our common stock at a price of $.03 per share. At September 30, 2007, we have sold a total of 717,000 shares and raised a total of $21,510. The offering is an “all-or-nothing” offer, which means none of the funds collected can be used until all shares are sold and a total of $30,000 has been raised. At that time, the funds will be released to us for use in the implementation of our business plans, as set forth in the Use of Proceeds section of our initial Form SB-2 registration statement. The funds raised to date are being held in a separate bank account.

No comparisons are made to prior years, as we have been basically inactive since inception until we filed our Form SB-2 registration statement this year to raise the funds necessary to begin our proposed business.

We incurred operating expenses of $4,595 for the three months ended September 30, 2007, which consisted mainly of general, administrative and accounting expenses incurred in the preparation and filing of our initial registration statement with the SEC.

Our total loss from operations for the three month period ended September 30, 2007 was $4,595, or Nil per share. We have incurred a total loss of $20,907 from the date of incorporation on July 22, 2002 to September 30, 2007.

There was no cash provided by investing activities for the three month period ended September 30, 2007.

At September 30, 2007, there were a total of 2,340,000 shares of common stock issued and outstanding. These shares were purchased by Judson Bibb, our sole officer and director, from August through December, 2002 at par value, or $.001 per share.

During the three month period ended September 30, 2007, Mr. Bibb made contributions to capital in the amount of $4,100 and has contributed a total of $19,330 since inception. These funds are being used for working capital until such time as we are able to complete our initial public offering and raise the cash necessary to implement our business plans.

Liquidity and Capital Resources

We do not expect our current cash in the bank of $763 to sustain our operations and are relying on monies we expect to receive from the sale of shares in our initial public offering to satisfy our cash requirements until we are able to generate revenues. There is no guarantee, however, that we will be successful in completing our offering or, that if we raise the entire $30,000 and close the offering, the funds will be sufficient to sustain our operations for the next twelve months. We may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our total stockholders' equity at September 30, 2007, was $763.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next nine months.

Plan of Operation

We are a development stage company that was incorporated in the State of Nevada on July 22, 2002. We maintain our statutory registered agent's office in Carson City, Nevada and our business offices in the home of our sole officer and director, Judson Bibb. We were formed to develop an information retail business through multi-media publishing similar to the "For Dummies" and "Video Professor" series.

Each of our products will be fully integrated combinations of video, audio and print supplemented by Internet information. Our proposed information products are intended to be a solution in which one medium will complement and support the information provided by the other.

We are in the development stage and activities since inception have been limited to planning, product design and corporate activities.

We do not intend to change our business activities or combine with or acquire any other company now or in the foreseeable future. Following the completion of this offering, if we are unable to complete our business plans and become profitable, we may decide that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that might be available; however, we have no plans or intentions to do so at this time or at any time in the future.

Proposed Milestones to Implement Business Operations

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, all of which are dependent on our receipt of the proceeds from the sale of shares in our initial public offering, of which their can be no assurance.

Within 3 months of completion of this offering, we expect to:

1.	Research the information
2.	Start writing the manual, the video script and the website pages.
3.	Consult with a lawyer regarding disclaimers and other legal protections.

Budget for this quarter is estimated to be $3,150

Within 6 months of the completion of this offering, we expect to:

1.	Complete the writing
2.	Create the illustrations, cover art and photos
3.	Produce the DVD
4.	Layout the manual and create a galley
5.	Show DVD and manual galley to focus groups.

Budget for this quarter is estimated to be $5,460

Within 9 months of completion of this offering, we expect to:

1:	Make revisions to DVD and manual
2.	Proof DVD and manual
3.	Create DVD duplication master and create DVDs
4.	Print manual
5.	Produce television commercial
6.	Complete website

Budget for this quarter is estimated to be $11,490

Within 12 months we expect to:

1.	Begin testing commercial
2.	Analyze results
3.	Tweak commercial
4.	Continue testing

Budget for this quarter is estimated to be $4,900

Critical Accounting Policies

The unaudited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is recommended that these financial statements be read in conjunction with our December 31, 2005 and 2006 year end audited financial statements and notes thereto, which can be found in our initial registration statement on Form SB-2 on the SEC website at www.sec.gov.

We have identified below certain accounting policies which we apply in the preparation of our financial statements. We believe that the policies discussed below are those most critical to our business operations.

As we are a startup company, with minimal assets, no revenues and little operating history, we do not currently have an audit committee on our Board of Directors. Our bookkeeping is done by Management and reviewed/audited by our independent auditors. Our financial statements for the fiscal years ended December 31, 2006 and 2005 were audited by our independent auditors, DeJoya Griffith & Company, LLC of Henderson, Nevada Subsequent to the fiscal year ended December 31, 2006, we changed and since March 1, 2007, our current accounting firm and auditor is Paula S. Morelli, CPA, P.C. of Freeport, New York, a PCAOB registered firm.

From his past work experience, our sole officer and director, Judson Bibb, has an understanding of generally accepted accounting principles and financial statements as he has owned his own private company and worked with the finances for many years. In cooperation with our outside experts, we feel we will have a good ability to assess the accounting required for estimates, accruals and reserves. Mr. Bibb has a good ability to prepare, analyze and evaluate financial statements to the degree that can reasonably expect to be encountered in the first year of this development stage business.

Property and Equipment: At this point we have no property and no equipment needs. We do not anticipate that improvements or updates will be needed this first year of operations and we do not expect to purchase equipment during the next twelve months. In the future, depreciation will be determined using the straight-line method over the estimated lives of the assets but since nothing was purchased by us, no depreciation will be relevant this year.

Income Taxes: We have adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which will require the use of an asset and liability approach for financial accounting and reporting of income taxes.

If it is more likely than not that some portion of or all of a deferred tax asset will not be realized, a valuation allowance will be recognized. As we have not yet generated any revenues or operated at a profit, no tax benefit has been reflected in the statement of operations in the consolidated financial statements included as a part of this prospectus.

Revenue recognition: We have generated no revenues to date. Revenues will be recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". We will recognize revenues when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.

We will use the guidance provided by the Financial Accounting Standards Board's Emerging Issues Task Force Item 99-19 ("EITF 99-19) in determining whether to report revenues on either a gross or net basis.

Revenues will be reported on a gross basis when the majority of the following indicators exist: 1) We are the primary obligor in the arrangement, 2) we have general inventory risk, 3) latitude in establishing price rests with us, 4) we change our products or perform part of the services we offer, 5) we have discretion in supplier selection, 6) product or service specifications are determined in part by us, 7) physical loss inventory risk exists, and 8) we have a credit risk. We will report revenues on a gross basis when we act as the principal and the preceding indicators exist.

Revenues will be reported on a net basis when the majority of the following indicators exist: 1) the supplier is the primary obligor in the arrangement, 2) the amount we earn is fixed, and 3) the supplier has credit risk. We will report revenues on a net basis when services are provided, including assisting buyers and sellers in preparing and coordinating the purchase and delivery of our products/services, generating commission revenues from facilitating the process.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the current disclosure controls we have in place are effective in timely alerting us to any material information which would be required to be included in our periodic reports. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB2 Registration Statement, filed under SEC File No. 333-145264, at the SEC website at www.sec.gov:

Exhibit No.                       Description
* 3(i)                               Articles of Incorporation
* 3(ii)                              Bylaws
31                                    Sec. 302 Certification of Principal Executive and Financial Officer
32                                    Sec. 906 Certification of Principal Executive and Financial Officer

B) There were no reports on Form 8-K filed for the period ended September 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bibb Corporation

Date: October 28, 2007                                                                                       /s/ Judson Bibb
                                                                                                                              By: Judson Bibb, President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer