Form 10KSB
period 2007-12-31
BIBB CORP
filed 2008-03-31
CIK 1399352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NUMBER: 333-145264

BIBB CORPORATION
(Exact name of registrant as specified in its charter)

Nevada                                                                                                               75-3076597
(State or other jurisdiction of                                                            (IRS Employer Identification No.)
                                                                                                                       incorporation or organization)

5645 Coral Ridge Drive #171
Coral Springs, Florida 33076
  Telephone: 954-258-1917
(Address and Telephone Number of Issuer’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X

    Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ___  No   X

    As of March 15, 2008, 3,340,000 shares of the registrant's common stock, $.001 par value, were issued and outstanding.

    The aggregate market value of the common stock held on March 15, 2008 was approximately $25,146.

DOCUMENTS INCORPORATED BY REFERENCE

This annual report incorporates certain information by reference from Issuer’s initial registration statement on Form SB-2, filed with the SEC on August 9, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes __ No   X

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:

•	The development of new services and products;

•	Implementing aspects of our business plans;

•	Expectations regarding business generated through marketing programs;

•	Financing goals and plans;

•	Our existing cash and whether and how long these funds will be sufficient to fund our operations;

•	Our raising of additional capital through future equity or debt financings; and

•	General economic conditions

These and other forward-looking statements are primarily in the sections entitled “Item 6 - Management’s Discussion and Analysis” and “Item 1 — Business.” Generally, you can identify these statements because they use phrases like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 — Business and Item 6 — Management’s Discussion and Analysis.

We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report and other statements made from time to time by us or our representatives might not occur. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BIBB CORPORATION
FORM 10-KSB

PART 1

ITEM 1: DESCRIPTION OF BUSINESS

Overview and History

Bibb Corporation was incorporated in the State of Nevada on July 22, 2002. We have an accumulated deficit of $22,351 since inception; have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors. Our fiscal year end is December 31.

During the year ended December 31, 2007, we completed our initial public offering, raising a total of $30,000, which has enabled us to begin implementation of our business plans. Our total liabilities and equity are $30,169.

We were founded on the belief that we have a new way for the millions of marginally literate people to acquire and comprehend the complex information required to interact with government, businesses and the law. With the result that not being comfortable reading and understanding text no longer dooms one to dependence on others or withdrawal from legal and business intercourse. To that end we are pursuing a business objective of multi-media publishing and marketing. As we are still in the development stage, our activities have been limited to planning, product design and corporate activities.

We intend to develop our business as an "information retailer", providing information in a simple, easy-to-use manner through multi-media applications. Our concept is intended to blur the lines between a number of business applications: publisher, video producer and Internet content provider. Two examples of the type of information we intend to provide are the "For Dummies" series and "Video Professor". Our goal is to assist customers who want information that is easy to find, easy to use and easy to understand.

Each of our products will be fully integrated combinations of video, audio and print supplemented by information online. Our proposed information products are intended to be a solution in which one medium will complement and support the information provided by the other.

We do not intend to change our business activities nor combine with or acquire any other company now or in the foreseeable future. If we are unable to complete our business plans and become profitable, we may decide that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that might be available; however, we have no plans or intentions to do so at this time or at any time in the future.

Industry Background

The information retail business through multi-media publishing is an industry with no borders. We intend to blur the lines between a number of businesses providing information: publisher, video producer and Internet content provider. Two of our major influences are the "For Dummies" series and "Video Professor", however, each operate primarily in a single medium.

Our target audience is the 34% of the US population classified as marginally illiterate - those who don’t read as well as the average middle school student.

One of the best selling direct response television ads has been the Video Professor series for computers that teaches computer use by interactive CD. The subject matter is limited to computer programs. The series is shining example of successful selling of information via direct response television, both commercials and infomercials.

As our target audience are heavy consumers of television, our primary method of marketing will be direct response television advertising.

Demographics

As previously mentioned, our target audience is that portion of the population who are marginally literate. These adults can pick out key facts in a newspaper article, but cannot draft a letter explaining an error on their credit card bill. As a result, managing in the consumer marketplace is a challenge. Market interactions are potentially threatening. They know and feel they can be easily cheated. They have little understanding of their rights and they are intimidated by paperwork. Dealing with institutions such as banks, the legal system, tax authorities, etc. is particularly stressful. They are easily overwhelmed by instructions, legal contracts, financial documents and application forms.

Manuals and books alone can be quite intimidating and are beyond their scope of understanding. Consultants and specialists are too expensive for the average person to hire. And asking for help has a unique problem.

There is the stigma of not being able to read well. People with poor literacy skills often are ashamed of their problem and are adept at hiding it. In one study, more than two thirds of patients with low literacy in public hospitals said they had never told their spouses about it. Nearly a fifth said they had never told anyone.

Their market interactions are driven by the need to preserve self-esteem and dignity. Thus, when facing foreclosure, many financially strapped homeowners don't respond to calls or letters from their lenders. An overwhelming majority of respondents in a Freddie Mac survey said they didn't call the company servicing their loan because they didn't think they had any options that could help them avoid losing their home. We believe that’s a half truth told to save face.

In this, the Information Age, we felt there was a need and that it was important to deliver information using a combination of sound, video, pictures and text in an easy-to-use, easy to read and easy-to-understand manner.

To our knowledge, no one else is specifically targeting this large demographic.

Business Operations

We are developing a multi-media product that fully integrates video, audio and text. Users can choose the medium they are most comfortable with and then use the other media to supplement or reinforce the information presented. All the information, we put forth will be vetted by professionals in exchange for a percentage of the sales.

The first two in the series will be credit repair and stopping foreclosure. The focus will be on the practical steps to be taken, i.e., how to order credit reports, how to examine credit reports, where to get a dispute form, how to complete a dispute form, etc.

The manuals will be written at a sixth grade reading level. The text will be enhanced with graphics and photos including still captures from the video. We will use headings, subheadings, lists, bullets and boxes of text to aid comprehension and clarity. We will point out special information to note with icons and cross reference all information in a table of contents and index for quick access. We are incorporating lots of white space on pages to make them seem simpler and easier to read.

We will complement the manuals with how-to videos in DVD form that show, line by line, how to apply the information, fill out the forms, write the letters, step-by-step. Like the manuals, the voiceover will be written at a sixth grade level for easy comprehension and understanding by all customers and will reiterate a lot of the information provided in the manuals.

In addition, we will further support our manuals with a password protected website where users can get updated information, answers to specific questions and customizable form letters to print and use, post purchase.

Each medium will be integrated with the other. The manuals, DVDs and the website will share the same structure, icons and headings. Each will interact and expand on the information contained in the other. For example, specific icons in the manuals will match icons in the DVD menu. Therefore, if a user wants to see and hear exactly how to fill out a dispute form referred to in the manual, he can look for the same icon in the DVD menu or on the video itself as a graphic placed in a corner of the screen. Both the manual and the video will refer the user to the website for further information and/or support.

We believe each additional level of support will increase the comfort level of the user. The user knows he will find information presented in a variety of ways. Therefore, if he doesn’t understand the text, he can see and listen to the information or vice versa.

Marketing Strategy

We intend to use direct response television commercials to market our products. Selling prices will range between $19.95 and $24.95. As is the industry norm, we will initially run our direct response commercials in a few local markets. By testing different price points, offers and premiums, we will determine which combination works best and then continue to roll out the commercials in other markets. If the product sales are successful, we intend to follow with Spanish versions.

Our initial goal will be to establish our ‘brand name’ as a trusted source of reliable, simple and effective information products. We feel direct response television commercials will be an immediate way for us to establish credibility and brand awareness, as well as generate sales.

As game and other visual entertainment sites are popular with the marginally literate, once our brand has been established, sales commence and revenues are generated, we intend to set up a commission sales program for webmasters to increase web sales and drive consumers to our website.

Each medium (print, video and web) will cross promote the entire line of products. The non-password protected section of our website will promote and offer our products for sale online. Each person entering the password protected section will be required to register and establish a password, creating a database for future marketing efforts.

In addition to marketing our products through television and our website, we intend to contact booksellers, video stores and other retailers to negotiate possible inclusion of our products in their offerings. As retail sales for direct response products currently run 10 to 1, (for every television sale, another 10 will be sold at the retail level) our television sales figures will provide significant leverage.

Once we have placement in store shelves, we intend to release other titles that don’t push the traditional direct response emotional hot buttons such as: filing taxes, buying or leasing a car, dealing with Medicare or an insurance company, going to small claims court, etc.

Competition

There are many information retailers on the market today; however, there are few who deliver cross-referenced information in print, audio and video form supplemented by an Internet website. Also, very few provide information or assistance with everyday activities in the consumer marketplace, e.g., writing to a credit card company, completing an application, etc. And fewer still target the marginally literate. Our two top competitors are the "For Dummies" series and the "Video Professor" tapes/CDs, neither of whom target our audience.

Both are well established and their brand names are well known. As a newcomer to the industry, we will need to successfully develop our brand name and deliver high quality products in order to successfully compete in the industry.

We believe that the principal competitive factors affecting our market include ease-of-use and comprehension, functionality, quality, price and customer support. Although we believe that our products will compete favorably with regard to such factors, we cannot ensure that we can maintain our competitive position against potential competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

Our competitors and potential competitors have greater resources than we do, and may be able to respond more quickly and efficiently to new or emerging technologies, or to changes in customer requirements or preferences. Many of our competitors can devote greater managerial or financial resources than we can to develop, promote and distribute informational products that target the marginally literate and provide related and support services. We cannot ensure that our current or future competitors will not develop products or services which may be superior to ours or which may gain greater market acceptance. Some of our potential competitors have established media and retail outlets, thus enhancing their abilities to compete with us. It is possible that new competitors will emerge and rapidly acquire market share. We cannot ensure that we will be able to compete successfully against current or future competitors or that the competitive pressures will not materially and adversely affect our business, operating results and financial condition.

Equipment

As a freelance multi-media producer in film, television, radio, print and the Internet, our sole officer and director has all of the equipment we will need to produce our multi-media. We do not intend to purchase any equipment in the near future to implement our business operations.

Manufacturing

The company has already priced and sourced printers, duplicators, graphics artists, web designers, call centers, fulfillment and distribution companies. Each is in place and ready to work on our products when called upon.

Patents and Trademarks

We do not currently have any patent or trademark protection for our brand name. If we determine it is feasible to file for such trademark protection, we may do so, but at present, we have no plans in this regard. Even if we do try to trademark our branding, graphics or logo, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance. Should this happen, we may have to enter into litigation to prevent the use of our property and, at least at present, we do not feel we have the resources to do so and would probably avoid any such litigation.

Government and Industry Regulations

Internet websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

* user privacy
* freedom of expression
* pricing
* content and quality of products and services
* taxation
* advertising
* intellectual property rights
* information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Employees and Employment Agreements

We currently have no employees other than Judson Bibb, our sole officer and director, who devotes approximately 20 hours per week to our business and who will not be compensated for his time until and if we become profitable. As productions commences, employees will be hired on an as-needed basis. We do not currently have any agreements, verbal or written, with Mr. Bibb or any other proposed employee or independent contractor. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no employee contracts, agreements or personal benefits available to anyone associated directly or indirectly with our company.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Annual Report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

Following are what we believe are all of the material risks involved.

RISKS RELATED TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE:

1. We are still in the development stage, have generated no revenues and lack an operating history.

We have just completed our research and initial business plan; have not yet realized any revenues; and have an accumulated deficit since inception of $22,351. We have no operating history. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive multi-media industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our concept, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in for at least the next year as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of outstanding shares of our common stock.

2. We are totally dependent on the proceeds from the recent offering to implement our proposed business plans and do not have any other sources of funding, which could severely limit any possible revenues and result in a failure of our business.

In February, after completion of our initial public offering, we started to initiate the first stages of our business plan. Since we are a start-up, development stage company and have not yet completed our initial business plans or commenced operations, there is no guarantee that we will be able to generate revenues or that revenues will be sufficient to maintain our business. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

3. Our success depends greatly upon the efforts of Judson Bibb, our sole officer and director. If we fail to retain the services of Mr. Bibb, it would severely negatively affect our business, operating results and financial results.

The development and implementation of our proposed business is solely dependent on the efforts of our President, Judson Bibb. Mr. Bibb is not and will not be compensated for his services and the success of our business depends upon our ability to retain him. We have not entered into a management and/or employment agreement with Mr. Bibb and the loss of his services could have a negative impact on our business operations, operating results and possible revenues. If we were to lose the services of Mr. Bibb or are unable to hire and train competent employees, as and when needed, implementation of our proposed business operations could be delayed or worse, fail, and investors could risk a total loss of any investment made in our securities.

4. If we are successful in moving forward in our business plans, we will need to hire additional employees. If competent and knowledgeable employees are not available to us, as and when needed, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

We have no employees at this time. When we are ready to expand beyond our initial media offerings, our success will depend in large part upon our ability to attract, develop, motivate and retain employees. Competition for qualified personnel is high and we may not be able to hire or retain qualified personnel, if and when needed. As a result, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

5. Our sole officer and director has conflicts of interest for his time in that he has other activities that may prevent him from devoting full time to our operations, when needed, which may slow our operations and possibly reduce our financial results.

Judson Bibb, our sole officer and director, has conflicts of interest for his time in that he has other activities that may prevent him from devoting full time to our operations. His available time to devote to our business operations may therefore, be sporadic. In general, he intends to devote as much time as required to our business; however, when he is working on other business matters, he may not be able to devote the time necessary to our business, which may delay or limit implementation of our business plans. The limited number of hours Mr. Bibb will have to devote to our business activities may negatively affect our operations and reduce or limit our potential revenues and financial results, which could result in a loss of any investment made in our securities.

6. The information distribution industry is highly competitive and we may be unable to successfully compete and generate revenues, which could result in a total loss of any investment you make in our securities.

Our proposed products and services will face stiff competition from larger, well-established companies, such as "Video Professor" and "For Dummies", our two largest competitors in the industry. Unless we are successful in establishing our brand name and selling our products, we may be unable to successfully enter the industry and generate any revenues, which could result in a total loss of any investment you make in our securities.

7. We will be required to continuously update our software and upgrade our media in order to continue to successfully compete in the ever changing industry.

If we are unable to keep our media and offerings up to date, we could lose return customers and suffer losses of revenues. In addition, there is no guarantee the combination of media we are currently developing will be accepted by the public, which means we could be forced to expend significant, unexpected time and funds on further research and development on our media offerings. There can be no assurance that our proposed business plans will allow us to successfully develop our business. There is no guarantee that we will be able to afford to continue to upgrade our software and/or hardware as and when required. Any such failure would result in a loss of customers and could harm our results of operations and business.

8. Our proposed operations will be subject to all regulations associated with media publishing, including those applicable to the download and distribution of copyrighted materials and intellectual property from the Internet. If we are unable to comply with any of these laws, rules and regulations, we may not be limited in our media offering, which could severely limit our business operations and possible revenues.

Our proposed operations will be subject to rapidly changing laws and regulations, which include data privacy laws, content regulation and sales and use taxes. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business operations. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet and content download. These laws and regulations could harm our operations and force us to change our currently proposed business operations if they become too costly.

Although there are few laws and regulations directly applicable to the Internet, proposed laws and regulations could be adopted in the future covering issues such as information content downloading, licensing, license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet usage or expose us to significant liabilities associated with content available in our media. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy are also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose us to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on our proposed business operations, results of operations or financial condition.

9. Our proposed operations to download media content and information from the Internet will subject our operations to potential liability for negligence and/or infringement of copyright and intellectual property laws, as well as government regulations.

As we expand our operations and begin preparing and publishing our information media, we will be subject to potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims, based on the nature and content of the materials that we download. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the content or unauthorized duplication of content downloaded from our website. We could also be exposed to liability for third party content posted by our customers in chat rooms or bulletin boards offered on our website. It is also possible that if any information provided contains errors or false or misleading information, third parties could make claims against us for losses incurred in reliance on such information. In addition, the provision of such information may be illegal in some jurisdictions. In the future, our website may contain a significant number of links to other websites. As a result, we may be subject to claims alleging that, by directly or indirectly providing links to other websites, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective websites.

Any violation of a copyright or intellectual property law, or government regulation by a customer, may also be imposed indirectly on us. Any such imposition of a liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on our business, results of operations and financial condition.

Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business operations. Any such liability or violation could severely impact our proposed business operations and/or proposed revenues.

We have not yet fully examined or done any legal investigation of the copyright or intellectual property laws that will apply to our proposed plan of operation and may not have sufficient funding to do so if and when we are financially able to expand, which could severely limit our possible revenues and business operations.

10. We do not currently have any patent or trademark protection for our concept and business plan and there is no guarantee that someone else will not duplicate our ideas and bring them to market before we do or make a better product, either of which could severely limit our proposed sales and revenues.

We have searched the Internet and trade manuals and believe our proposed media publishing system will be unique; however, we have no patents or trademarks for our designs or brand name. As business is established and operations expand, we may seek such protection; however, we currently have no specific plans to do so. We believe we can obtain trademark protection for our brand name, logo and advertising materials once they have been designed, but we do not believe we will be able to copyright our distribution system since our basic information media distribution concept is already available on the Internet. Even if we do trademark or copyright our materials, it may not prevent unauthorized persons from copying aspects of our business or brand. There is no assurance a third party will not choose to copy or duplicate our proprietary information and/or brand name. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

We are unaware of any infringement upon our proprietary rights and/or brand name and have not been notified by any third party that we are infringing upon anyone else's proprietary rights; however, any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

RISKS ASSOCIATED WITH OUR COMMON STOCK:

11. Selling low-priced penny stocks is involved and uncertain.

For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares purchased in the public markets.

12. Due to the lack of a trading market for our securities, you may have difficulty selling our securities.

There is presently no demand for our common stock, as our securities are not listed for trading on any public market. While we intend to seek to engage the services of a market maker to apply for quotation on the Over-the-Counter Bulletin Board on our behalf following implementation of our business plans, we cannot guarantee that our application will be approved and our stock listed and quoted for sale on any public market. If no market is ever developed for our common stock, it would be very difficult for you to sell any shares you may own in our company. In such a case, you may find that you are unable to achieve any benefit from an investment in our company or liquidate any shares of common stock you may own without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

13. Any future sale of common stock held by our existing stockholder, who holds 70% of our total issued and outstanding common stock, could severely impact any future market price of our common stock.

Since inception, a total of 2,340,000 shares of common stock have been issued to Judson Bibb, our sole officer, director and existing principal stockholder. These shares are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares held by Mr. Bibb after the applicable restrictions expire could have a depressive effect on the price of our common stock in any market that may develop, of which there is no guarantee. Mr. Bibb does not currently have any plans to sell his shares at any time in the future.

14. We are a small, development stage, start-up company with only one director on our Board, which could result in a lack of independence needed on certain issues and decisions impacting our shareholders.

We are a small start-up company with only one director, Judson Bibb, who is also our President, Principal Executive Officer, Secretary, Treasurer, CFO and Principal Accounting Officer. As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. In addition, Mr. Bibb owns approximately 70% of our issued and outstanding common, giving him significant control of any decisions regarding the company and/or our securities. There can be no assurance that Mr. Bibb will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders who may purchase our securities.

ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own any property. We will conduct our initial business operations from the home of our sole officer and director, using his office and equipment, on a rent-free basis until such time as we require additional space. At that time, we will seek to lease office space at competitive market rates. We do not have any written agreements with Mr. Bibb.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceeding; are unaware of any pending or threatened litigation against us; and are not we party to any bankruptcy, receivership or other similar proceeding.

We are not involved in any actions by governmental authorities, nor are we aware of any action that a governmental authority is contemplating. There are no current or pending legal proceedings or threatened litigation against our founder.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our authorized capital stock consists of 25,000,000 shares of common stock, par value of $.001 per share. No public market currently exists for our common stock, therefore, no table is included for historical market prices. In the near future, we intend to engage the services of a market maker to apply on our behalf for quotation on the Over-the-Counter Bulletin Board (OTCBB). There is no assurance, however, that (1) we will be able to find a market maker willing to file an application on our behalf; (2) our application will be approved once filed; or (3) our stock will ever be listed or quoted for sale on any public market. In addition, there is no guarantee that if a trading market is developed, it will be sustained. We cannot give any assurance that the outstanding shares will ever have a market value or even be able to be resold. As of February 29, 2008, we have not yet sought or engaged the services of a market maker.

Stock Transfer Agent

We have appointed Transfer Online, Inc. of Portland, Oregon as the stock transfer agent for our securities.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

Recent sales of Unregistered Securities and Use of Proceeds

(a)	Unregistered Sales of Securities - None.

(b)
Use of Proceeds - Our initial public offering closed on December 31, 2007. We intend to use the proceeds from the offering in the manner specified in the Use of Proceeds section of our registration statement on Form SB-2, which has been incorporated herein by reference in its entirety, and which can be found on the SEC website at , under our SEC File Number 333-145264.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this filing. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this filing.

We have an accumulated deficit of $22,351 since inception. We have not generated any revenues to date and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until recently, our only assets were the cash contributed by our founder and we had no business operations. As a result, comparisons of our financial information for prior accounting periods are not included in this report.

On December 31, 2007, we completed an initial offering of 1,000,000 shares of common stock at a per share price of $.03. Net proceeds from the offering were $30,000.

Cash at the end of the December totaled only $29, 264. A mistake by the issuing bank regarding the available funds of a subscriber’s check delayed the receipt of $900 which was compounded by a $5.00 bank fee. The mistake was rectified and the funds were transferred from escrow into the company operating account on February 4, 2008 raising our total liabilities and equity to $30,169.

As of February 29, 2008, a total of 3,340,000 shares have been issued to 26 shareholders - 2,340,000 shares to our existing stockholder, who is also our sole officer and director, and 1,000,000 shares to friends and family, sold in our initial public offering.

As we are still in the development stage and no products have been produced, we have had no revenues since inception.

EXPENSES

General and Administrative

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses increased to $6,039 for the year ended December 31, 2007 from $3,876 for the year ended December 31, 2006. The increase was attributed to fees incurred in the preparation and filing of our initial registration statement on Form SB-2.

INCOME TAXES

During the year ended December 31, 2007, we recorded a loss from continuing operations of $6,039. Adding that to the previous losses that have been carried forward we have a total loss carry forward of $22,351. As we expect to incur losses for the balance of 2008, the tax benefit will probably be used for 2009.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in cash. The $30,000 was transferred to our business operating account in February 2008 and is being used for the implementation of our business plan.

During the year ended December 31, 2007, we had a net cash outflow of $6,039. The majority of the costs were for professional fees and bank charges, as well as the costs associated with the preparation and filing of our initial registration statement on Form SB-2 with the SEC.

We have an accumulated deficit since inception of $22,351 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

The following table provides selected financial data about our Company for the year ended December 31, 2007 and for the year ended December 31, 2006.

Balance Sheet Data:                                    12/31/2007                                12/31/06

Cash in bank                                                     $ 29,264                                  $ 1,258
Total assets                                                       $ 30,169                                  $ 1,258
Total liabilities                                                 $           0                                   $        0
Stockholders' equity                                       $ 30,169                                   $1,258

We are relying primarily on the monies raised in our initial public offering to pursue the development, setup and marketing of our products; however, there is no guarantee we will be successful in completing our proposed business plan. Management believes funds are sufficient to provide for short term projected needs for operations. However, we may decide to sell additional equities in the future or increase borrowings in order to fund increased product development, or for other purposes, if and when needed. At present, no such sales or borrowings are anticipated or required.

We have never had any discussions with any possible acquisition candidate, nor have we any intention of doing so.

We do not expect to purchase any real estate and do not own any to sell.

We do not intend to purchase any equipment during the calendar year 2008.

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations.

PLAN OF OPERATION

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

We are currently in the development stage and are completing the following phases:

Phase I:

1.	Research the information
2.	Start writing the manual, the video script and the website pages.
3.	Consult with a lawyer regarding disclaimers and other legal protections.

Budget for Tasks I is estimated to be approximately $4,250.

Within 6 months of the completion of Phase I, we expect to:

Phase II

1.	Complete the writing
2.	Create the illustrations, cover art and photos
3.	Produce the DVD
4.	Layout the manual and create a galley
5.	Show DVD and manual galley to focus groups.

Budget for this Phase is estimated to be approximately $5,690

Within 9 months of completion of Phase I and II, we expect to:

Phase III

1:	Make revisions to DVD and manual
2.	Proof DVD and manual
3.	Create DVD duplication master and create DVDs
4.	Print manual
5.	Produce television commercial
6.	Complete website

Budget for this Phase is estimated to be approximately $11,491

Within 12 months of completion of Phases I, II and III, we expect to:

1.	Begin testing our commercial
2.	Analyze results
3.	Tweak commercial
4.	Continue testing

Budget for this final phase is estimated to be approximately $4,900

CRITICAL ACCOUNTING POLICIES

We have identified below certain accounting policies which we apply in the preparation of our financial statements. We believe that the policies discussed below are those most critical to our business operations.

As we are a startup company, with minimal assets, no revenues and little operating history, we do not currently have an audit committee on our Board of Directors. Our bookkeeping is done by Management and reviewed/audited by our independent auditors. Our financial statements for the fiscal years ended December 31, 2006 and 2005 were audited by our independent auditors, DeJoya Griffith & Company, LLC of Henderson, Nevada . Subsequent to the fiscal year ended December 31, 2006, we changed and since March 1, 2007, our current accounting firm and auditor is Paula S. Morelli, CPA, P.C. of Freeport, New York, a PCAOB registered firm.

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

STOCK OPTIONS AND/OR PURCHASE WARRANTS

We do not currently have any outstanding stock options or stock purchase warrants.

ITEM 7: FINANCIAL STATEMENTS

The information required by this item is included in the financial statements and financial statement schedules included in this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A: CONTROLS AND PROCEDURES

OBJECTIVES:

Management is responsible for planning and performing internal audits of the company. Our objectives are to improve processes and controls.

Our specific areas of focus include:

•	The effectiveness of internal control processes and systems.
•	Compliance with laws, regulations and policies and procedures.
•	The effectiveness and efficiency of management systems for achieving objectives while considering business risks.
•	The reliability and security of computer operations.

Bibb Corporation’s disclosure controls and procedures aim to:

•	ensure timely collection and evaluation of information potentially subject to disclosure,

•	capture information that is relevant to the need to disclose developments and risks,

•	evolve with the business and

•	Produce ‘34 Act reports that are timely, accurate and reliable.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

Management does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSIONS:

Based upon the Controls Evaluation, the President has concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the President notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

ITEM 8B: OTHER INFORMATION

PART III

ITEM 9: DIRECTORS. EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT.

Judson Bibb has been the sole officer and director of Bibb Corporation since inception in July 2002. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimization. He graduated Cum Laude from the University of South Florida in 1980 with a B.A. Degree in Mass Communications-Film

ITEM 10: EXECUTIVE COMPENSATION.

Mr. Bibb is not currently compensated for his services and there are currently no plans to pay him any compensation unless and until the company’s business plans are successful and revenues are generated. In addition, we do not currently have employment agreement with Mr. Bibb

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists those persons who own, beneficially, more than 5% of the outstanding shares of Common Stock of the Company as of February 29, 2008:

 Name and   Amount and   Percent

Address of                                                                              Nature of   of                                             Percentage of
Beneficial Owner      Beneficial Ownership     Ownership

Judson W. Bibb                                                                 2,340,000 Shares                              70%
5645 Coral Ridge Drive #171
Coral Springs, FL 33076

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company has not entered into transactions with its sole executive officer and director. No transactions are planned with the officer or any of the Company’s shareholders. It transactions are required in the future, they will be based on fair market value and on terms that are as favorable to the Company, as could be achieved with unrelated third parties.

ITEM 13: EXHIBITS

The following exhibits marked with an asterisk are incorporated here in reference and can be found in their entirety as exhibits to our initial Form SB -2 registrations statement, filed with the SEC at www.sec.gov:

Exhibit No.    Description

*3.1    Articles of Incorporation

*3.2    Bylaws

23                                            Consent of Accountants

31                                            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                            Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountants:

For years 2005, 2006                                          For year 2007
DeJoya Griffith and Company, LLC               Paula S. Morelli, CPA P.C..
2580 Anthem Village Drive                             21 Martha Street
Henderson, NV 89052                                      Freeport, NY 11520

Audit Fees        Audit Fees
For year 2006: $3250    For year 2007: $500
                2005: $2500

Audit-Related Fees                                          Audit-Related Fees
For year 2006: 0                                                 For year 2007: 0
                2005: 0

Tax Fees                                                             Tax Fees
For year 2006: 0                                                 For year 2007: 0
                2005: 0

All Other Fees                                                   All Other Fees
For year 2006: 0                                                 For year 2007: 0
                2005: 0

Audit Fees for the years ended December 31, 2006 and 2007, respectively, were for professional services rendered for the audits and reviews of our financial statements.

Because our Company was incorporated by one person, Judson Bibb, we only have one director at this time. As we progress in our business plans and add directors, an audit committee will be established. Until then, there are no formal pre-approval policies and procedures.

Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The only services they provide are for audited statements only. The auditors used were hired based on either a third party referral or independent research. As a result, they have no connection to the Company whatsoever other than that of independent contractor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIBB CORPORATION
By: /s/ Judson W. Bibb
Judson W. Bibb, President

Dated: March 24, 2008

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,

March 24, 2008

INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                                                                                                                                Page

Report of Independent Registered Public Accounting Firms                                                                                                                           F-1

Balance Sheets as of December 31, 2007, 2006                                                                                                                                                     F-2

Statements of Operations For the Years Ended December 31, 2007, 2006 and Comprehensive Operations since Inception                  F-3

Statements of Stockholders’ Equity for the Years since Inception                                                                                                                  F-4

Statements of Cash Flows for the Years Ended December 31, 2007, 2006                                                                                                       F-5

Notes to Financial Statements                                                                                                                                                                                F-6

PAULA S. MORELLA, CPA P.C.
21 MARTHA STREET
FREEPORT, NY 11520
(516) 378-4258

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of
Bibb Corporation

I have audited the accompanying balance sheet of Bibb Corporation (“the Company”) as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bibb Corporation as of December 31, 2007 and for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management's plans in regards to this matter are also described in Note 1, as well as in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paula S. Morelli, CPA
By: Paula S. Morelli
Freeport, New York

March 30, 2008

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	As of	As of
	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash	29,264	1,258
Common stock subscription receivable	905	-
Total current assets	30,169	1,258

Total assets	30,169	1,258

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities	-	-

Total liabilities	-	-

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 2,340,000 shares issued and
outstanding as of December 31, 2007 and December 31, 2006	2,340	2,340
Common Stock subscribed $.001 par value,
1,000,000 subscribed to at a price of $.03 per share.	1,000
Additional paid-in capital	49,180	15,230
Accumulated deficit	(22,351)	(16,312)
Total stockholders' equity	30,169	1,258

Total liabilities and stockholders' equity	30,169	1,258

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		-	From July 22, 2002
	January 1, 2007	January 1, 2006	(Date of Inception)
	through	through	through
	December 31. 2007	December 31, 2006	December 31. 2007

Revenue	$ -	$ -	$ -
Cost of goods sold		-	-

Gross profit	-	-	-

Operating expenses
Professional- fees	-	-	5,374
General and administrative	6,039	3,876	16,977

Total operating expenses	6,039	3,876	22,351

Loss from operations	(6,039)	(3,876)	(22,351)

Loss before provision for income taxes	(6,039)	(3,876)	(22,351)

Provision for income taxes	-	-	-
			-
Net loss	(6,039)	(3,876)	(22,351)

Basic and diluted loss per common share	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	2,340,000	2,340,000	2,143,148

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS EQUITY

			Additional	Accumulated	Total
	Common Stock		Paid-in	Deficit During	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity
Balance at July 22, 2002 (Date of inception)	0	0	0	0	0

Issuance of stock for cash, $0.001	100,000	100	0	0	100

Issuance of stock for cash, $0.001	215,000	215			215

Issuance of stock for cash, $0.001	25,000	25			25

Issuance of stock for cash, $0.001	2,000,000	2,000	4,000		6,000

Net loss	0	0	0	(846)	(846)

Balance, December 31, 2002	2,340,000	2,340	4,000	(846)	5,494

Net loss	0	0	0	(1,807)	(1,807)

Balance, December 31, 2003	2,340,000	2,340	4,000	(2,653)	3,687

Net loss				(3,365)	(3,365)

Balance, December 31, 2004	2,340,000	2,340	4,000	(6,018)	322

Capital contribution	0	0	6,439	0	6,439

Net loss	0	0	0	(6,418)	(6,418)

Balance, December 31, 2005	2,340,000	2,340	10,439	(12,436)	343

Capital contribution	0	0	4,791	0	4,791

Net loss	0	0	0	(3,876)	(3,876)

Balance, December 31, 2006	2,340,000	2,340	15,230	(16,312)	1,258

Capital contribution	0	0	4,950	0	4,950
Common Stock Subscribed			29,000		1,000
Net loss	0	0	0	(6,039)	(6,039)

Balance, December 31, 2007	2,340,000	2,340	49,180	(22,351)	1,169

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	January 1, 2007	January 1, 2006
	through	through
	December 31. 2007	December 31, 2006
Cash flows from operating activities:
Net loss	(6,039)	(3,876)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
	-	-
Net cash used by operating activities	(6,039)	(3,876)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used by investing activities

Cash flows from financing activities:
Common stock subscriptions received	29,095	-
Proceeds from capital contribution	4,950	4,791
Net cash provided by financing activities	34,045	4,791

Net increase in cash	28,006	915

Cash, beginning of period	1,258	343

Cash, end of period	29,264	$ 1,258

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

1 . DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Bibb Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Bibb Corp.”) was incorporated in the State of Nevada on July 22, 2002. The company plans to be in the business of multi-media publishing and marketing. The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern - The Company incurred net losses of approximately $22,351 from the period of July 22, 2002 (Date of Inception) through December 31, 2007 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management believes the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 22, 2002 (Date of Inception) through December 31, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Concentration of risk - A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Judson Bibb. Should he determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition - The Company has no revenues to date from its operations

 Advertising costs -The Company has recorded no advertising costs for the period from January 1, 2006 through December 31, 2007.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

2. PROPERTY AND EQUIPMENT

As of December 31, 2007, the Company does not own any property and/or equipment.

3. STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 2,340,000 issued and outstanding as of December 31, 2007.
and another 1,000,000 shares subscribed. The issued and outstanding shares were issued as follows:

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

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

In 2005, 2006 and 2007, Judson Bibb made capital contributions to the Company totaling $6,439, $4,791 and $4,950 respectively. As of December 31, 2007, his total capital contributions equal $20,180.

5. STOCK OPTIONS

As of December 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of December 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

7. SUBSEQUENT EVENTS

On December 31, 2007, we completed an initial offering of 1,000,000 shares of common stock at a per share price of $.03. Net proceeds from the offering were $30,000.

Cash at the end of the December totaled only $29, 264. A mistake by the issuing bank regarding the available funds of a subscriber’s check delayed the receipt of $900 which was compounded by a $5.00 bank fee. The mistake was rectified and the funds were transferred from escrow into the company operating account on February 4, 2008 raising our total liabilities and equity to $30,169.

As of February 29, 2008, a total of 3,340,000 shares have been issued to 26 shareholders -- 2,340,000 to our existing stockholder, who is our sole officer and director and 1,000,000 to friends and family. The shares are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

Finally, as a result of the transfer of funds to the operating account, we now have the ability to begin product development once the preparation and filing of corporate taxes as well as the Company’s first 10K are complete.