Form 10KSB/A
period 2007-12-31
BIBB CORP
filed 2008-04-08
CIK 1399352

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

NOTE REGARDING THIS AMENDMENT: THIS AMENDMENT IS BEING FILED TO INCLUDE AUDIT REPORT AND CONSENT OF OUR FORMER AUDITORS; NO OTHER CHANGES HAVE BEEN MADE TO THE ORIGINAL FORM 10K-SB ANNUAL REPORT, FILED ON MARCH 31, 2008.

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

23.1                                         Consent of Former Accountants

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

/s/ Paula S. Morelli, CPA
By: Paula S. Morelli
Freeport, New York

March 30, 2008

REPORT  OF  FORMER  AUDITORS

De Joya Griffith & Company, LLC
_______________________________________________
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

To the Board of Directors and Stockholders
Bibb Corporation
(A Development Stage Company)
Coral Springs, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Bibb Corporation (A Developmental Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from July 22, 2002 (Date of Inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from July 22, 2002 (Date of Inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
February 9, 2007

Henderson, Nevada

___________________________________________________________________________________________________________________________________________________________
2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 588-5961 * Facsimile (702) 588-5979

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AUDITED

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
AUDITED
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
AUDITED

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
AUDITED

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
NOTES TO AUDITED FINANCIAL STATEMENTS
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
NOTES TO AUDITED FINANCIAL STATEMENTS
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
NOTES TO AUDITED FINANCIAL STATEMENTS
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