Form 10QSB
period 2008-03-31
BIBB CORP
filed 2008-05-15
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

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

We had a total of 3,340,000 shares of common stock issued and outstanding at March 31, 2008.

Transitional Small Business Disclosure Format: Yes No X

Bibb Corporation

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)

a)	Balance Sheets - March 31, 2008, December 31, 2007 and 2006 4

b)	Statement of Operations - March 31, 2008, December 31, 2007 and 2006 5

c)	Statement of Cash Flows - March 31, 2008, December 31, 2007 and 2006 6

d)	Notes to Financial Statements 7

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                                                                               9

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                                         15

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                                                                                                      15

PART 2 OTHER INFORMATION

ITEM 5 Exhibits                                                                                                                                                                                                                                           17

SIGNATURES                                                                                                                                                                                                                                             17

EXHIBITS
Exhibit 31.1 Certification by President pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange   Act (filed herewith)
Exhibit 32.1 Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10K-SB statement, filed on March 31, 2008, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

			Un-Audited
			As of	As of	As of
			March 31, 2008	December 31, 2007	December 31, 2006
ASSETS

Current assets
	Cash		$ 25,931	29,264	1,258
	Common stock subscription receivable			905
		Total current assets	$25,931	30,169	1,258

Total assets			25,931	30,169	1,258

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
		Total current liabilities			--

		Total liabilities			--

Stockholders' equity
	Common stock; $.001 par value; 25,000,000 shares
		authorized, 3,340,000 shares issued and
		outstanding as of December 31, 2007 and December 31, 2006	3,340	2,340	2,340
	Common Stock subscribed $.001 par value,
		1,000,000 subscribed to at a price of $.03 per share.		1,000
	Additional paid-in capital		49,180	49,180	15,230
	Accumulated deficit		(26,589)	(22,351)	(16,312)
		Total stockholders' equity	$ 25,931	30,169	1,258

		Total liabilities and stockholders' equity	$ 25,931	30,169	1,258

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

						Un-Audited
			Un-Audited	Audited	Audited	From July 22, 2002
			January 1, 2008	January 1, 2007	January 1, 2006	(Date of Inception)
			through	through	through	through
			March 31, 2008	December 31. 2007	December 31, 2006	March 31, 2008

Revenue			$ -	$ -	$ -	$ -
Cost of goods sold				-	-	-
	Gross profit			-	-	-

Operating expenses
	Professional fees				-	-
	General and administrative		$ 4,238	6,039	3,876	14,153

		Total operating expenses	4,238	6,039	3,876	14,153

		Loss from operations	(4,238)	(6,039)	(3,876)	(14,153)

		Loss before provision for income taxes	(4,238)	(6,039)	(3,876)	(14,153)

Provision for income taxes					-

Net loss			(4,238)	(6,039)	(3,876)	(14,153)

Basic and diluted loss per common share			(0)	(0)	(0)	(0)

Basic and diluted weighted average
	common shares outstanding		2,973,333	2,340,000	2,340,000	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

					Un-Audited
		Un-Audited			From July 22, 2002
		January 1, 2008	January 1, 2007	January 1, 2006	(Date of Inception)
		through	through	through	through
		March 31, 2008	December 31. 2007	December 31, 2006	March 31. 2008
Cash flows from operating activities:
	Net loss	(4,238)	(6,039)	(3,876)	(26,589)
	Adjustments to reconcile net loss to				-
	net cash used by operating activities:				-
	Changes in operating assets and liabilities:				-
				- -	-
	Net cash used by operating activities	(4,238)	(6,039)	(3,876)	(26,589)

Cash flows from investing activities:
	Purchase of property and equipment			-	-
	Net cash used by investing activities				-

Cash flows from financing activities:
	Common stock subscriptions received	905	29,095		30,000
	Proceeds from capital contribution		4,950	4,791	22,520
	Net cash provided by financing activities	905	34,045	4,791	52,520

Net increase in cash		(3,333)	28,006	915	25,931

Cash, beginning of period		29264	1,258	343	-

Cash, end of period		25,931	29,264	$ 1,258	25,931

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

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

Going concern - The Company incurred net losses of approximately $26,589 from the period of July 22, 2002 (Date of Inception) through March 31, 2008 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from July 22, 2002 (Date of Inception) through March 31, 2008, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Concentration of risk - A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Judson Bibb. Should he determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition - The Company has no revenues to date from its operations

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

1a. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs -The Company has recorded no advertising costs for the period from January 1, 2006 through March 31, 2008.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

2. PROPERTY AND EQUIPMENT

As of March 31, 2008, the Company does not own any property and/or equipment.

3. STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of March 31, 2008.
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

As of March 31, 2008, a total of 3,340,000 shares have been issued to 26 shareholders -- 2,340,000 to our existing stockholder, who is our sole officer and director and 1,000,000 to friends and family. The shares are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

As of March 31, 2008, our total liabilities and equity were $25,931.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006 and 2007, Judson Bibb made capital contributions to the Company totaling $6,439, $4,791 and $4,950 respectively. As of March 31, 2008, his total capital contributions equal $20,180.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

5. STOCK OPTIONS

As of March 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of March 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. The following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth under "Certain Factors That May Affect Our Future Operating Results" and elsewhere in this report.

We began our development stage in July 2002. Since inception we have focused primarily on research and development activities, organizing our company, finding and negotiating with vendors, raising capital and laying the groundwork to take the company public. Until the closing of our current offering, development expenses were funded by our founder, Judson Bibb.

Our planned principal operations of producing and marketing fully integrated multi-media products have not commenced and, accordingly, we have not derived any revenue from these operations. In fact, we have incurred only losses and we expect to continue to incur losses for, at least, the next year as we create our products.

We have an accumulated deficit of $26,589 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until recently our only assets were the cash contributed by the founder. Thanks to the year-end closing of a $30,000 offering, our total liabilities and equity now total $25,931. As the funds were transferred from escrow into the company operating account in February 2008, we now have the funds to begin product development.

We intend to research and write the scripts required, begin development of our videos, print the manual, publish our website and create our initial television commercial.

Therefore, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our company.

OVERVIEW

Bibb Corporation was founded on the belief that we have a new way for the millions of marginally literate people to acquire and comprehend the complex information required to interact with government, businesses and the law. With the result that not being comfortable reading and understanding text no longer dooms one to dependence on others or withdrawal from legal and business intercourse. Our goal is to assist customers who want and need information that is easy to find, easy to use and easy to understand.

We intend to develop our business as an "information retailer", providing information in a simple, easy-to-use manner through multi-media applications. Our concept is intended to blur the lines between a number of business applications: publisher, video producer and Internet content provider.

Each of our products will be fully integrated combinations of video, audio and print supplemented by Internet information. Our information products are intended to be a solution in which one medium will complement and support the information provided by the other.

In a nutshell, we’ll offer a simple manual then support it with how-to videos that show and tell how to apply the information step-by-step and support it a second way with a website for updated information and answers to questions.

The video enhances the manual and provides a further level of comfort to the buyers. They feel more secure knowing they will be able to use and understand the manual as well as be able to accomplish what they need to do.

The website delivers added value. The website provides updated information that's been uncovered or released since the manual was printed as well as form letters to copy and paste or adapt. Customers can also review questions others have asked and read the answers to them or ask new questions.

As the video will rely on voice over to deliver the audio portion of the content, foreign language versions will be easy to do. We just strip off the old voice track and lay in a new one then replace the graphics and titles.

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

STRATEGY

One of the five best selling direct response television ads in recent years has been the Video Professor series which teaches computer use by video or interactive CD. It is a shining example of successfully selling information via direct response television.

We intend to follow the same course by using direct response television commercials to market our products. Selling prices will range between $19.95 and $24.95. As is the industry norm, we will initially run our direct response commercials in a few local markets. By testing different price points, offers and premiums, we will determine which combination works best and then continue to roll out the commercials in other markets. If the product sales are successful, we intend to follow with Spanish versions.

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

RECENT EVENTS

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

Finally, as a result of the transfer of funds to the operating account, we now have the ability to begin product development.

TRENDS

Because of the increasing foreclosures, tightening credit and a possible recession, trends are very positive for the company.

The number of foreclosures soared in 2007, with 405,000 households losing their home. That's up 51 percent from the 268,532 homes that were repossessed in 2006. And since August 2007, foreclosure filings have averaged well over 200,000 homes per month.

Total foreclosure filings soared 97% in December alone compared with December of 2006. For the year, total filings - which include default notices, auction sale notices and bank repossessions - grew 75%.

Homeowners who are falling behind on their payments - rose to the highest levels in 23 years in the last three months of 2007. Statistics showed 3.62 percent of mortgages were seriously delinquent nationwide in the fourth quarter last year, up from the year-earlier level of 2.95 percent. More than 1 percent of all U.S. households were in some stage of foreclosure during 2007, up from 0.58 percent the year before. Add the home loans that were past due and the figure reaches nearly 7.9 percent.

The pace of foreclosures is expected to remain high this year as loans continue to reset to higher payments that many borrowers will be unable to afford. But with home prices falling, many owe more than their house is worth, eliminating the option of conventional refinancing and raising the risk of foreclosure.

Average house prices fell by 9% in 2007 and the pace of decline is accelerating. Falling home prices add to the squeeze on borrowers, many of whom are seeing the value of their home dropping below the amount they owe.

8.8 million mortgage-holders, 17% of the total, have home loans that are greater than the value of the house. If house prices fall by another 10%, almost 14 million mortgages will be upside down in a year's time. And the number of foreclosures should rise accordingly.

The rising volume of calls fielded by the industry alliance sponsored Hope Now means that some homeowners may not be getting the in-depth counseling they need to consider all of their options. Lenders report that some borrowers in trouble have ignored letters and phone calls intended to initiate a discussion about new mortgage terms.

While part of that may be due to borrowers being unable to admit defeat or deal with bad news, a significant part (up to 45%) could be due to marginal reading skills

There is the stigma of not being able to read well. People with poor literacy skills often are ashamed of their problem .Their market interactions are driven by the need to preserve self-esteem and dignity. Thus, when facing foreclosure, many financially strapped homeowners don't respond to calls or letters from their lenders. An overwhelming majority of respondents in a Freddie Mac survey said they didn't call the company servicing their loan because they didn't think they had any options that could help them avoid losing their home.

In reality, the 45% figure could be low. A major literacy gap occurs along racial lines. White adults scored 50 points higher on prose proficiency on the National Adult Literacy Survey than did black adults (287 vs. 237). In turn, black adults scored 21 points higher than Hispanic respondents (237 vs. 216).

In general, those most in danger of facing foreclosure are the subprime borrowers. According to the New York Times, subprime lending occurs at a higher rate in the black and Hispanic communities.

Among subprime borrowers with similar credit ratings, blacks and Hispanics were 30 percent more likely than whites to be charged the highest interest and thus are likely to be in greater danger of foreclosure.

While risk and credit scores may be a primary factor, lower-income households also are charged higher prices because their low general and financial literacy levels make effective product searches difficult and expose them to seller abuse. Low incomes are highly, and increasingly, correlated with low education levels, and these low levels are closely associated with low general and financial literacy levels.

Consumers who have difficulty reading are unlikely to understand the fine legal print in ads and contracts. Those with limited mathematical skills often do not understand percentages that express the key cost and yield indicators, respectively, for credit and savings products. For example, research shows that only about three-fifths of consumers understand and use the most important index of credit costs, the annual percentage rate or APR, and that non-users tend to have low incomes and education levels.

Lower-income households with low literacy levels are especially vulnerable to seller abuse. Consumers who do not understand percentages may well find it impossible to understand the costs of mortgage, home equity, installment, credit card, payday, and other high-cost loans. Equally, the many disclosures required by mortgage transactions are often misunderstood by those with limited financial literacy, and obfuscated by brokers and lenders who have either failed to explain key loan terms and disclosures to borrowers or have actively misrepresented or concealed these terms.. Individuals who do not read well may find it difficult to check whether the oral promises of salespersons were written into contracts. And, those who do not write fluently are limited in their ability to resolve problems by writing to merchants or complaint agencies.

Since the costs of foreclosure can eat up 25% or more of the value of a loan, the losses could be enormous if a large fraction of these borrowers walk away which also put pressure on the economy and help push the country into a recession.

And if the economy worsens, and more people lose their jobs, that could increase the number of families at risk of losing their homes and increase the need for credit repair.

The reason: tighter lending standards make cash harder to come by. And as the credit squeeze has made it more difficult to obtain property-based lines of credit, American consumers are turning to their credit cards as an alternative.

In 2007, consumer borrowing increased by an annual rate of 3.3 percent. This year it’s expected to be even more. A Center for American Progress report found that credit card debt is currently rising at a rate four times higher than earlier in the decade. Approximately a third of all households have credit card debt over $10,000. Currently, credit card debt on average equals just under 9.3 percent of cardholder's disposable income.

As the economy slows, they're losing jobs and overtime hours and trying to supplement their lower incomes with more spending on credit cards. At the same time, consumers are increasingly finding themselves forced to deal with higher interest rates and other fees as credit card companies respond to the fact that consumer debt is climbing, along with delinquency rates.

From April 2007 to January, the average number of credit and fixed payment accounts per individual that are overdue by one payment or more climbed to 1.01 from 0.97. The bottom line: many are going to need help with credit repair.

During the past year, credit card debt has ballooned rapidly in parts of the nation where the economy is particularly weak, Bank of America executives said credit card delinquencies in California, Florida, Arizona, and Nevada—states with high foreclosure rates—increased five times as fast as in other states, suggesting that consumers struggling with their mortgage debt are also finding their credit card bills hard to pay

It’s is in these states where Bibb Corporation will do the initial testing of its commercials.

The trends referenced above reflect conditions at the end of March 2008. The Federal Reserve and the US Government in general are doing everything they can to prevent the country from sliding into a recession and stem the pace of foreclosures and bankruptcies. Whether or how soon they are successful cannot be determined.

RESULTS OF OPERATIONS

As the company is still in the development stage, no products have been produced yet. As a consequence, there were no revenues.

EXPENSES

General and Administrative.

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses increased to $4,238 for the quarter ended March 31, 2008.

INCOME TAXES

During the quarter ended March 31, 2008, the Company recorded a loss from continuing operations of $4,238. Adding that to the previous losses that have been carried forward, gives the company a total loss carry forward of $26,589. As the company, expect losses for the rest of the year. The tax benefit will probably be used for 2009.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account on February 4, 2008.

During the quarter ended March 31, 2008, the company had a net cash outflow of $4,238. The majority of the costs were for professional fees and bank charges.

We have an accumulated deficit since inception of $26,589 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

We are relying primarily on the monies raised in the offering to pursue the development, setup and marketing of our products and there is no guarantee we will be successful in completing our proposed business plans.

Management believes the Company’s funds are sufficient to provide for its short term projected needs for operations. However, the Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

We have never had any discussions with any possible acquisition candidate, nor have we any intention of doing so.

We do not expect to purchase any real estate and do not own any to sell.

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations.

USE OF PROCEEDS

The net proceeds from the offering were $25,000. We expect to disburse these proceeds in the priority set forth below, during the first 12 months:

Total Proceeds	$ 30,000
Less Offering Expenses	5,000
Net Proceeds to Us:	$ 25,000

Layout and printing	8,400
Video production	1,600
Video duplication	2,350
TV commercial production	1,350
TV airtime	5,000
Website design and hosting	1,450
Legal, accounting, etc.	3,450
Working Capital	1,400

Total Use of Net Proceeds	$25,000

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

Within 3 months of completion of this offering, we expect to:

1.	Research the information
2.	Start writing the manual, the video script and the website pages.
3.	Consult with a lawyer regarding disclaimers and other legal protections.

Budget for this quarter is estimated to be $4,250.

Within 6 months of the completion of this offering, we expect to:

1.	Complete the writing
2.	Create the illustrations, cover art and photos
3.	Produce the DVD
4.	Layout the manual and create a galley
5.	Show DVD and manual galley to focus groups.

Budget for this quarter is estimated to be $5,690

Within 9 months of completion of this offering, we expect to:

1:	Make revisions to DVD and manual
2.	Proof DVD and manual
3.	Create DVD duplication master and create DVDs
4.	Print manual
5.	Produce television commercial
6.	Complete website

Budget for this quarter is estimated to be $11,491

Within 12 months we expect to:

1.	Begin testing commercial
2.	Analyze results
3.	Tweak commercial
4.	Continue testing

Budget for this quarter is estimated to be $4,900

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As sales have not begun yet, Bibb Corporation has no customer credit risk. We had no debt outstanding and no derivative instruments at March 31, 2008

We do not currently have any market risk sensitive instruments held for trading purposes or otherwise, therefore, we do not have exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.

ITEM 4: CONTROLS AND PROCEDURES

OBJECTIVES:

Management is responsible for planning and performing internal audits of the company. Our objectives are to improve processes and controls.

Our specific areas of focus include:

•	The effectiveness of internal control processes and systems.
•	Compliance with laws, regulations and policies and procedures.
•	The effectiveness and efficiency of management systems for achieving objectives while considering business risks.
•	The reliability and security of computer operations.

Bibb Corporation’s disclosure controls and procedures aim to:

•	ensure timely collection and evaluation of information potentially subject to disclosure,

•	capture information that is relevant to the need to disclose developments and risks,

•	evolve with the business and

•	produce 34 Act reports that are timely, accurate and reliable.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

PART 2 - OTHER INFORMATION

ITEM 5: EXHIBITS

(a) Documents filed as part of this report:

(1)	Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein.

(b) See (a)(2) above.

(c) There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIBB CORPORATION
By: /s/ Judson W. Bibb
Judson W. Bibb, President

Dated: May 14, 2008

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,
May 14, 2008

INDEX TO EXHIBITS

Exhibit No.         Exhibit  Description

31.1                     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1                     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002