Form 10-Q
period 2008-06-30
BIBB CORP
filed 2008-08-19
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X   No

We had a total of 3,340,000 shares of common stock issued and outstanding at June 30, 2008.

Non-Accelerated Filer X

Transitional Small Business Disclosure Format: Yes No X

Bibb Corporation

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)

a)	Balance Sheets – June 30, 2008, December 31, 2007 and 2006 4

b)	Statement of Operations – For three months ended June 30, 2008 and 2007

                                                  For six months ended June 30, 2008 and 2007

                                                  And from July 22, 2002 (Date of inception) through June 30, 2008                                                                                                                                                                                                                            5

c)	Statement of Cash Flows – For six months ended June 30, 2008 and 2007,

                                           And from July 22, 2002 (Date of inception) through June 30, 2008                                                                                                                                                                                                                          6

d)	Notes to Financial Statements. 7

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                                                                                                    9

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                                                                                                    15

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                                                                                                   15

PART 2 OTHER INFORMATION

ITEM 5 Exhibits                                                                                                                                                                                                                                                                                                                                                                                17

SIGNATURES                                                                                                                                                                                                                                                                                                                                                                                  17

EXHIBITS

Exhibit 31.1 Certification by President  pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange
           Act (filed herewith)

Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10K-SB statement, filed on March 31, 2008, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

	Un-Audited
	As of	As of	As of
	June 30, 2008	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash	$ 22,320	$ 29,264	$ 1,258
Common stock subscription receivable		905
Total current assets	$ 22,320	$ 30,169	$ 1,258

Total assets	22,320	30,169	1,258

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities			--

Total liabilities			--

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2007 and December 31, 2006	3,340	2,340	2,340
Common Stock $.001 par value,
1,000,000 shares issued at $.03 per share.		1,000
Additional paid-in capital	$ 49,405	$ 49,180	$ 15,230
Accumulated deficit	(30,425)	(22,351)	(16,312)
Total stockholders' equity	$ 22,320	$ 30,169	1,258

Total liabilities and stockholders' equity	$ 22,320	$ 30,169	$ 1,258

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

					Un-Audited
	Un-Audited	Un-Audited	Un-Audited	Un-Audited	From July 22, 2002
					(Date of Inception)
	Three Months Ended		Six Months Ended		through
	June 30, 2008	June 30. 2007	June 30, 2008	June 30. 2007	June 30, 2008

Revenue	$ -	$ -	$ -	$	$ -
Cost of goods sold					-
Gross profit					-

Operating expenses
Professional fees					-
General and administrative	$ 3,836	$ 1,663	$ 8,074	$ 3,712	$ 30,425

Total operating expenses	$ 3,836	$ 1,663	$ 8,074	$ 3,712	$ 30,425

Loss from operations	(3,836)	(1,663)	(8,074)	(3,712)	(30,425)

Loss before provision for income taxes	(3,836)	(1,663)	(8,074)	(3,712)	(30,425)

Provision for income taxes

Net loss	(3,836)	(1,663)	(8,074)	(3,712)	(30,425)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	2,973,333	2,340,000	2,973,333	2,340,000	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			Un-Audited
	Un-Audited	Un-Audited	From July 22, 2002
			(Date of Inception)
	Six Months Ended		through
	June 30. 2008	June 30. 2007	June 30. 2008
Cash flows from operating activities:
Net loss	(8,074)	(3,712)	(30,425)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(8,074)	(3,712)	(30,425)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received	905		30,000
Loan from officer	225	2,600	22,745
Net cash provided by financing activities	1,130	2,600	52,745

Net increase in cash	(6,944)	(1,112)	22,320

Cash, beginning of period	29,264	1,258	-

Cash, end of period	22,320	146	22,320

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements

1 ..  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Bibb Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Bibb Corp.”) was incorporated in the State of Nevada on July 22, 2002.  The company plans to be in the business of multi-media publishing and marketing.  The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the Nevada Secretary of State on July 22, 2002, indicating Dean Patel as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on September 10 2002 indicating its President, Secretary, Treasurer and Director is Judson Bibb. He remains in those positions as of this filing.

Going concern – The Company incurred net losses of approximately $30,425 from the period of July 22, 2002 (Date of Inception) through June 30, 2008 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end – The Company’s year end is December 31.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through June 30, 2008, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Judson Bibb.  Should he determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition – The Company has no revenues to date from its operations

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from January 1, 2006 through June 30, 2008.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements

2. PROPERTY AND EQUIPMENT

As of June 30, 2008, the Company does not own any property and/or equipment.

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

As of June 30, 2008, a total of 3,340,000 shares have been issued to 26 shareholders -- 2,340,000 to our existing stockholder, who is our sole officer and director and 1,000,000 to friends and family. The shares are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

As of June 30, 2008, our total liabilities and equity were $22,320.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of  Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $225 respectively. As of June 30, 2008, his total contributions equal $22,745.

5.    STOCK OPTIONS

As of June 30, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of June 30, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

We have an accumulated deficit of $30,425 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until recently our only assets were the cash contributed by the founder. Thanks to the year-end closing of a $30,000 offering, our total liabilities and equity now total $22,320. As the funds were transferred from escrow into the company operating account in February 2008, we now have the funds to begin product development.

Research and writing of the scripts is underway, that will be followed by development of our videos, printing the manual, publishing our website and creating our initial television commercial.

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

Finally, as a result of the transfer of funds to the operating account, we have begun product development.

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

While part of that may be due to borrowers being unable to admit defeat or deal with bad news, a significant part (up to 45%) could be due to marginal reading skills

There is the stigma of not being able to read well. People with poor literacy skills often are ashamed of their problem ..Their market interactions are driven by the need to preserve self-esteem and dignity. Thus, when facing foreclosure, many financially strapped homeowners don't respond to calls or letters from their lenders. An overwhelming majority of respondents in a Freddie Mac survey said they didn't call the company servicing their loan because they didn't think they had any options that could help them avoid losing their home.

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

EXPENSES

General and Administrative.

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses increased to $8,074 for the six months ended June 30, 2008.

INCOME TAXES

During the six months ended June 30, 2008, the Company recorded a loss from continuing operations of $8,074. Adding that to the previous losses that have been carried forward, gives the company a total loss carry forward of $30,425. As the company expects losses for the rest of the year, the tax benefit will probably be used for 2009.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account on February 4, 2008.

During the six months ended June 30, 2008, the company had a net cash outflow of $8,074. The majority of the costs were for professional fees and bank charges.

We have an accumulated deficit since inception of $30,425 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

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

   Budget for this quarter is estimated to be $4,900

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As sales have not begun yet, Bibb Corporation has no customer credit risk. We had no debt outstanding and no derivative instruments at June 30, 2008

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

In accordance with SEC requirements, the President notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Dated: August 9, 2008

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,
August 9, 2008

INDEX TO EXHIBITS

Exhibit No.                                                      Exhibit

31.1                       Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002