Form 10-Q
period 2008-09-30
BIBB CORP
filed 2008-11-10
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YesX No

We had a total of 3,340,000 shares of common stock issued and outstanding at September 30, 2008.

Transitional Small Business Disclosure Format: Yes No X

Bibb Corporation

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)

a)	Balance Sheets – September 30, 2008, December 31, 2007 and 2006 4

b)	Statement of Operations – For three months ended September 30, 2008 and 2007

                                                  For nine months ended September 30, 2008 and 2007

                                                  And from July 22, 2002 (Date of inception) through September 30, 2008                                                                                                                                       5

c)	Statement of Cash Flows – For nine months ended September 30, 2008 and 2007,

                                           And from July 22, 2002 (Date of inception) through September 30, 2008                                                                                                                                      6

d)	Notes to Financial Statements. 7

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                           9

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                           15

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                          16

PART 2 OTHER INFORMATION

ITEM 5 Exhibits                                                                                                                                                                                                                                                                                                        17

SIGNATURES                                                                                                                                                                                                                                                                                                          17

EXHIBITS

Exhibit 31.1 Certification by President  pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange  Act (filed herewith)

Exhibit 32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10K-SB statement, filed on March 31, 2008, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

	Un-Audited
	As of	As of	As of
	September 30, 2008	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash	$ 20,207	$ 29,264	$ 1,258
Common stock subscription receivable		905
Total current assets	$ 20,207	$ 30,169	$ 1,258

Total assets	20,207	30,169	1,258

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities			--

Total liabilities			--

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2007 and December 31, 2006	3,340	2,340	2,340
Common Stock $.001 par value,
1,000,000 shares issued at $.03 per share.		1,000
Additional paid-in capital	$ 49,630	$ 49,180	$ 15,230
Accumulated deficit	(32,763)	(22,351)	(16,312)
Total stockholders' equity	$ 20,207	$ 30,169	1,258

Total liabilities and stockholders' equity	$ 20,207	$ 30,169	$ 1,258

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

					Un-Audited
	Un-Audited	Un-Audited	Un-Audited	Un-Audited	From July 22, 2002
					(Date of Inception)
	Three Months Ended		Nine Months Ended		through
	September 30, 2008	September 30. 2007	September 30, 2008	September 30. 2007	September 30, 2008

Revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold					-
Gross profit					-

Operating expenses
Professional fees					-
General and administrative	$ 2,338	$ 883	$ 10,412	$ 4,595	$ 32,763

Total operating expenses	$ 2,338	$ 883	$ 10,412	$ 4,595	$ 32,763

Loss from operations	(2,338)	(883)	(10,412)	(4,595)	(32,763)

Loss before provision for income taxes	(2,338)	(883)	(10,412)	(4,595)	(32,763)

Provision for income taxes

Net loss	(2,338)	(883)	(10,412)	(4,595)	(32,763)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	2,973,333	2,340,000	2,973,333	2,340,000	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			Un-Audited
	Un-Audited	Un-Audited	From July 22, 2002
			(Date of Inception)
	Nine Months Ended		through
	September 30. 2008	September 30. 2007	September 30. 2008
Cash flows from operating activities:
Net loss	(10,412)	(4,595)	(32,763)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(10,412)	(4,595)	(32,763)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received	905		30,000
Loan from officer	450	4,100	22,970
Net cash provided by financing activities	1,355	4,100	52,970

Net increase in cash	(9,057)	(495)	20,207

Cash, beginning of period	22,320	1,258	-

Cash, end of period	20,207	763	20,207

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

Going concern – The Company incurred net losses of approximately $32,763 from the period of July 22, 2002 (Date of Inception) through September 30, 2008 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through September 30, 2008, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Revenue recognition – The Company has no revenues to date from its operations

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from January 1, 2006 through September 30, 2008.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2. PROPERTY AND EQUIPMENT

As of September 30, 2008, the Company does not own any property and/or equipment.

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

As of September 30, 2008, a total of 3,340,000 shares have been issued to 26 shareholders -- 2,340,000 to our existing stockholder, who is our sole officer and director and 1,000,000 to friends and family. The shares are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

As of September 30, 2008, our total liabilities and equity were $20,207.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of  Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $450 respectively. As of September 30, 2008, his total contributions equal $22,970.

5.    STOCK OPTIONS

As of September 30, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of September 30, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

We have an accumulated deficit of $32,763 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until recently our only assets were the cash contributed by the founder. Thanks to the year-end closing of a $30,000 offering, our total liabilities and equity now total $20,207. As the funds were transferred from escrow into the company operating account in February 2008, we now have the funds to begin product development.

Research and writing of the scripts is being completed, that will be followed by development of our videos, printing the manual, publishing our website and creating our initial television commercial.

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

TRENDS

Because of the increasing foreclosures, tightening credit and a looming recession, trends are very positive for the company.

The number of home foreclosures climbed 71 percent in the third quarter of 2008. A total of 765,558 U.S. properties got a default notice, were warned of a pending auction or were foreclosed on in the quarter. For comparison, in all of 2007, 405,000 households lost their home. And that was up 51 percent from the 268,532 homes that were repossessed in 2006.

In September 2008, foreclosure filings were reported on 265,968 properties, a 12 percent decrease from the previous month but still a 21 percent increase from September 2007. Much of the 12 percent decrease can be attributed to changes in state laws that have at least temporarily slowed down the pace at which lenders are moving forward with foreclosures.  Still, one in every 475 U.S. housing units received a foreclosure filing in September

A longer term view notes that total foreclosure filings soared  97% in December 2007 compared with December of 2006.  For the year (2007), total filings - which include default notices, auction sale notices and bank repossessions - grew 75%.

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

 In 2008, 6.4% of all homeowners missed a mortgage payment. Add the home loans that were past due and the figure reaches nearly 10 percent.

The pace of foreclosures is expected to remain high this year as loans continue to reset to higher payments that many borrowers will be unable to afford.  But with home prices falling, many owe more than their house is worth, eliminating the option of conventional refinancing and raising the risk of foreclosure.

According to the most recent home sales report from the September of 2008, the national median home price for all housing types was down 9 percent from the previous year. For all of 2007, average home prices fell by 9%.  Falling home prices add to the squeeze on borrowers, many of whom are seeing the value of their home dropping below the amount they owe.

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

Lower-income households with low literacy levels are especially vulnerable to seller abuse. Consumers who do not understand percentages may well find it impossible to understand the costs of mortgage, home equity, installment, credit card, payday, and other high-cost loans. Equally, the disclosures required by mortgage transactions are often misunderstood by those with limited financial literacy, and obfuscated by brokers and lenders who have either failed to explain key loan terms and disclosures to borrowers or have actively misrepresented or concealed these terms..  Individuals who do not read well may find it difficult to check whether the oral promises of salespersons were written into contracts. And, those who do not write fluently are limited in their ability to resolve problems by writing to merchants or complaint agencies.

Since the costs of foreclosure can eat up 25% or more of the value of a loan, the losses could be enormous if a large fraction of these borrowers walk away which also put pressure on the economy and help push the country into a deeper recession. And if the economy worsens, and more people lose their jobs, that could increase the number of families at risk of losing their homes and increase the need for credit repair.

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

The percentage of delinquent credit card accounts -- those 30 days or more overdue -- hit 4.5 percent in the second quarter of 2008. For comparison, from April 2007 to January, the average number of credit and fixed payment accounts that were overdue by one payment or more climbed to 1.01 from 0.97. The bottom line: many are going to need help with credit repair.

During the past year, credit card debt has ballooned rapidly in parts of the nation where the economy is particularly weak, Bank of America executives said credit card delinquencies in California, Florida, Arizona, and Nevada—states with high foreclosure rates—increased five times as fast as in other states, suggesting that consumers struggling with their mortgage debt are also finding their credit card bills hard to pay

It is in these states where Bibb Corporation will do the initial testing of its commercials.

The trends referenced above reflect conditions at the end of October 2008. The Federal Reserve and the US Government in general are doing everything they can to prevent the country from sliding into a deep recession and stem the pace of foreclosures and bankruptcies.

The Bush Administration introduced a “Hope for Homeowners” program in July 2008, but its scope is narrow. The $700 billion bailout passed by Congress and signed into law by President Bush in October does allow the U.S. Treasury to use some of the funds in support of home mortgage relief, but it does not require financial institutions to modify home loans in exchange for the infusion of taxpayer dollars.  Whether or how soon any of these efforts will be successful cannot be determined.

RESULTS OF OPERATIONS

As the company is in the development stage, no products have been produced yet. As a consequence, there were no revenues.

EXPENSES

General and Administrative.

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses increased to $10,412 for the six months ended September 30, 2008.

INCOME TAXES

During the six months ended September 30, 2008, the Company recorded a loss from continuing operations of $10,412. Adding that to the previous losses that have been carried forward, gives the company a total loss carry forward of $32,763. As the company expects losses for the rest of the year, the tax benefit will probably be used for 2009.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account on February 4, 2008.

During the six months ended September 30, 2008, the company had a net cash outflow of $10, 412. The majority of the costs were for professional fees and bank charges.

We have an accumulated deficit since inception of $32,763 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

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

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations.

USE OF PROCEEDS

The net proceeds from the offering were $25,000. We expect to disburse these proceeds in the priority set forth below, during the first 12 months:

Total Proceeds                                           $30,000
Less Offering Expenses                                5,000
Net Proceeds to Us:                                  $25,000

Layout and printing                                      8,400
Video production                                          1,600
Video duplication                                          2,350
TV commercial production                           1,350
TV airtime                                                       5,000
Website design and hosting                       1,450
Legal, accounting, etc.                                 3,450
Working Capital                                            1,400

Total Use of Net Proceeds                       $25,000

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

The following milestones have been completed:

1.	Research the information
2.	Start writing the manual, the video script and the website pages.
3.	Consult with a lawyer regarding disclaimers and other legal protections.

Within 6 months of the completion of this offering, we expect to:

1.	Complete the writing
2.	Create the illustrations, cover art and photos
3.	Produce the DVD
4.	Layout the manual and create a galley
5.	Show DVD and manual galley to focus groups.

   Budget for this quarter is estimated to be $5,690

Within 9 months of completion of this offering, we expect to:

1.	Make revisions to DVD and manual
2.	Proof DVD and manual
3.	Create DVD duplication master and create DVDs
4.	Print manual
5.	Produce television commercial
6.	Complete website

   Budget for this quarter is estimated to be $11,491

Within 12 months we expect to:

1.	Begin testing commercial
2.	Analyze results
3.	Tweak commercial
4.	Continue testing

   Budget for this quarter is estimated to be $4,900

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As sales have not begun yet, Bibb Corporation has no customer credit risk. We had no debt outstanding and no derivative instruments at September 30, 2008

We do not currently have any market risk sensitive instruments held for trading purposes or otherwise, therefore, we do not have exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 6: EXHIBITS

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
Dated: November 9, 2008

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,
November 9, 2008

INDEX TO EXHIBITS

Exhibit No.                                                      Exhibit

31.1                         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002