Form 10-K
period 2008-12-31
BIBB CORP
filed 2009-03-31
CIK 1399352

As filed with the Securities and Exchange Commission on March 30, 2009.  File No. 333-145264

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

COMMISSION FILE NUMBER

BIBB CORPORATION
 (Exact name of registrant as specified in its charter)

                                      Nevada                                                                                      7389                                                                                        75-307659
        (State or other jurisdiction of Incorporation)      (Primary Standard Industrial Classification Code Number)        (IRS Employer Identification No.)

Judson Bibb, President
5645 Coral Ridge Drive #171
Coral Springs, Florida  33076
Telephone: 954-258-1917
 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

The Law Office of Michael Kessler Esq.
3436 American River Drive, Suite 11
Sacramento, CA  95864
Phone: (916) 239-4000                                                       Fax:  (916) 239-4008
 (Name, address, including zip code, and telephone number, including area code, of agent for service)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $0.0001 par value

--------------------------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes // No /X /
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes // No /X /

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes //  No /X /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Yes //  No / /                       Accelerated filer Yes //  No / /
Non-accelerated filer Yes //  No / /                         Smaller reporting company Yes /X/  No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /X/  No / /

As of December 31, 2008, 3,340,000 shares of the registrant's common stock, $.0001 par value, were issued and outstanding. The aggregate market value of the common stock held on December 31, 2008 was approximately $18,347.

BIBB CORPORATION
FORM 10-K
DECEMBER 31, 2008

PART 1

ITEM 1: BUSINESS

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in the forward-looking statements as a result of various factors.

Statements by the Company in this report and in other reports and statements released by the Company are and will be forward-looking in nature and express the Company’s current opinions about trends and factors that may impact future operating results. Statements that use words such as “may,” “will,” “should,” “believes,” “predicts,” “estimates,” “projects,” “anticipates” or “expects” or use similar expressions are intended to identify forward looking statements.

Forward-looking statements are subject to material risks, assumptions and uncertainties, which could cause actual results to differ materially from those currently expected, and readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by applicable law, the Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated or subsequent events.

Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports periodically filed with or furnished to the Securities and Exchange Commission.

The risks affecting the Company’s business include, among others: dependence on funding from a recent offering, dependence on a single executive;  implementation of the Company’s direct sales strategy; the Company’s continuing compliance with applicable laws and regulations, product acceptance; competition in the industry and technological changes.

All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

CORPORATE INFORMATION

Bibb Corporation was incorporated in the State of Nevada on July 22, 2002. Our mailing address is 5645 Coral Ridge Drive #171,Coral Springs, Florida 33076. Our telephone number is 954-258-1917, and our e-mail address is judsonbibb@gmail.com.

THE COMPANY

Bibb Corporation was founded on the belief that we have a new way for the millions of marginally literate people to acquire and comprehend the complex information required to interact with government, businesses and the law. With the result that not being comfortable reading and understanding text no longer dooms one to dependence on others or withdrawal from legal and business intercourse.

To that end we are pursuing a business objective of multi-media publishing and marketing. As we are in the final phases of the development stage, our activities encompass creation of production elements and corporate activities.

We have an accumulated deficit of $34,623 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Our liabilities and equity now total $18,347. As the funds were transferred from escrow into the company operating account in February 2008, we are creating the initial product.

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

BUSINESS DEVELOPMENTS

On December 31, 2007, we completed an initial offering of 1,000,000 shares of common stock. Net proceeds from the offering were $30,000. The proceeds were deposited into the company operating account in February 2008. Once corporate taxes and the filing of our initial 10-K were complete, the company began product development.

INDUSTRY BACKGROUND

Information retailing through multi-media publishing is an industry with no borders. We intend to blur the lines between a number of businesses providing information: publisher, video producer and Internet content provider. Two of our major influences are the "For Dummies" series and "Video Professor", however, each operate primarily in a single medium.

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

As our target audiences are heavy consumers of television, our primary method of marketing will be direct response television advertising.

DEMOGRAPHICS

Time spent reading and comprehension skills continue to decline, especially among the lower classes, the lesser educated and recent immigrants.

Almost half (45%) of all US consumers read below a sixth grade level. Twenty-five percent of the functionally illiterate are immigrants learning English. (In 2000, the 28.4 million foreign-born residents represented 10.4% of the total U.S. population).

As mentioned before, our target audience is the 34% of the population (70 million people) who are marginally literate. These adults can pick out key facts in a newspaper article, but cannot draft a letter explaining an error on their credit card bill. As a result, managing in the consumer marketplace is a challenge. Market interactions are potentially threatening. They know and feel they can be easily cheated. They have little understanding of their rights and they are intimidated by paperwork.

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

The manuals are being written at a sixth grade reading level. The text will be enhanced with graphics and photos including still captures from the video. We will use headings, subheadings, lists, bullets and boxes of text to aid comprehension and clarity. We will point out special information to note with icons and cross reference all information in a table of contents and index for quick access. We are incorporating lots of white space on pages to make them seem simpler and easier to read.

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

COMPETITION

There are many information retailers on the market today; however, there are few who deliver cross-referenced information in print, audio and video form supplemented by an Internet website. Also, very few provide information or assistance with everyday activities in the consumer marketplace, e.g., writing to a credit card company, completing an application, etc. And fewer still target the marginally literate. Our two top competitors are the "For Dummies" series and the "Video Professor" CDs/DVDs, neither of whom target our audience.

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

EQUIPMENT

As a freelance multi-media producer in film, television, radio, print and the Internet, our sole officer and director has all of the equipment we will need to produce our multi-media.  We do not intend to purchase any equipment to implement our business operations.

MANUFACTURING

The company has already priced and sourced printers, duplicators, graphics artists, web designers, call centers, fulfillment and distribution companies. Each is in place and ready to work on our products when called upon.

PATENTS AND TRADEMARKS

Trademark protection has been applied for. Even if we receive the trademark, we still have no assurance that it will prevent competitors from using the same or similar names, marks, concepts or appearance. Should this happen, we may have to enter into litigation to prevent the use of our property and, at least at present, we do not feel we have the resources to do so and would probably avoid any such litigation.

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
* advertising
* intellectual property rights
* information security

The adoption of any such laws or regulations might impact Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.  The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have no employees other than Judson Bibb, our sole officer and director, who devotes approximately 20 hours per week to our business and who will not be compensated for his time until and if we become profitable. As production continues, employees will be hired on an as-needed basis. We do not currently have any agreements, verbal or written, with Mr. Bibb or any other proposed employee or independent contractor. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no employee contracts, agreements or personal benefits available to anyone associated directly or indirectly with the company.

ITEM 1A: RISK  FACTORS

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

RISKS RELATED TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

Following are what we believe are all of the material risks involved.

1. We are in the process of emerging from the development stage, have generated no revenues and lack an operating history.

We are in the process of producing our initial product; have not yet realized any revenues; and have an accumulated deficit since inception of $34,623. We have no operating history. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive multi-media industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our concept, while keeping costs to a minimum. Based upon current plans, we expect to generate operating losses for the next year as we incur expenses associated with the implementation of our business plan. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of outstanding Shares.

2. We do not have any other sources of funding, which could severely limit any possible revenues and result in a failure of our business.

There is no guarantee that we will be able to generate revenues or that revenues will be sufficient to maintain our business. As a result, all investment could be lost.  Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

3. Our success depends greatly upon the efforts of Judson Bibb, our sole officer and director. If we fail to retain the services of Mr. Bibb, it would severely negatively affect our business, operating results and financial results.

The development and implementation of our proposed business is solely dependent on the efforts of our President, Judson Bibb. Mr. Bibb is not and will not be compensated for his services and the success of our business depends upon our ability to retain him. We have not entered into a management and/or employment agreement with Mr. Bibb and the loss of his services could have a negative impact on our business operations, operating results and possible revenues.  If we were to lose the services of Mr. Bibb or are unable to hire and train competent employees, as and when needed, implementation of our proposed business operations could be delayed or worse, fail, and you could risk a total loss of any investment you make in our securities.

4. If we are successful in realizing our business plan, we will need to hire additional employees. If competent and knowledgeable employees are not available to us, as and when needed, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

We have no employees at this time. When we are ready to expand beyond our initial media offerings, our success will depend in large part upon our ability to attract, develop, motivate and retain employees. Competition for qualified personnel can be high and we may not be able to hire or retain qualified personnel, if and when needed. As a result, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

5. Our sole officer and director has conflicts of interest for his time in that he has other activities that may prevent him from devoting full time to our operations, when needed, which may slow our operations and possibly reduce our financial results.

Judson Bibb, our sole officer and director, has conflicts of interest for his time in that he has other activities that may prevent him from devoting full time to our operations. His available time to devote to our business operations may therefore, be sporadic. In general, he intends to devote as much time as required to our business; however, when he is working on other business matters, he may not be able to devote the time necessary to our business, which may delay or limit implementation of our business plans. The limited number of hours Mr. Bibb will have to devote to our business activities may negatively affect our operations and reduce or limit our potential revenues and financial results, which could result in a loss of your investment.

6. The information distribution industry is highly competitive and we may be unable to successfully compete and generate revenues, which could result in a total loss of your investment.

Our proposed services will face competition from larger, well-established companies, such as "Video Professor" and "For Dummies", our two largest competitors in the industry. Unless we are successful in establishing our brand name and selling our products, we may be unable to successfully enter the industry and generate revenues.

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

As we expand our operations and publish our information media, we will be subject to potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims, based on the nature and content of the materials that we download. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the content or unauthorized duplication of content downloaded from our website. We could also be exposed to liability for third party content posted by our customers in chat rooms or bulletin boards offered on our website.  It is also possible that if any information provided contains errors or false or misleading information, third parties could make claims against us for losses incurred in reliance on such information.  In addition, the provision of such information may be illegal in some jurisdictions.  In the future, our website  may contain a significant number of links to other websites.  As a result, we may be subject to claims alleging that, by directly or indirectly providing links to other websites, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective websites.

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

We have not yet fully examined the copyright or intellectual property laws that will apply to our proposed plan of operation and may not have sufficient funding to do so if and when we are financially able to expand, which could severely limit our possible revenues and business operations.

10. The only protection we have for our concept and business plan is copyright of the finished products. There is no guarantee that someone else will not duplicate our ideas and bring them to market before we do or make a better product, either of which could severely limit our proposed sales and revenues.

We have searched the Internet and trade manuals and believe our proposed media publishing system will be unique; however, without a finished product, the only protection we have is a trademark application made for our brand name and logo design. Even if we do trademark or copyright our materials, it may not prevent unauthorized persons from copying aspects of our business or brand. There is no assurance a third party will not choose to copy or duplicate our proprietary information and/or brand name.  Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

We are unaware of any infringement upon our proprietary rights and/or brand name and have not been notified by any third party that we are infringing upon anyone else's proprietary rights; however, any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

RISKS ASSOCIATED WITH BIBB CORPORATION STOCK

11. Selling low-priced penny stock is involved and uncertain.

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

There is presently no demand for our common stock, as our securities are not listed for trading on any public market. While we intend to seek to engage the services of a market maker to apply for quotation on the Over-the-Counter Bulletin Board on our behalf, we have not yet done so and we cannot guarantee that our application will be approved and our stock listed and quoted for sale on any public market. If no market is ever developed for our common stock, it will be difficult for you to sell any of our securities. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares of common stock without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from an investment in our Company.

13.  Any future sale of stock held by our principal stockholder, who holds 70% of our total issued and outstanding stock, could severely impact the market price of our stock.

Since inception, a total of 2,340,000 shares of common stock have been issued to Judson Bibb, our sole officer, director and existing principal stockholder. These shares are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares held by Mr. Bibb after the applicable restrictions expire could have a depressive effect on the price of our common stock in any market that may develop, of which there is no guarantee. Mr. Bibb does not currently have any plans to sell his shares.

14. We are a small, development stage start-up company with only one director on our Board, which could result in a lack of independence needed on certain issues and decisions which impacting our shareholders.

We are a small start-up company with only one director, Judson Bibb, who is also our President, Principal Executive Officer, Secretary, Treasurer, CFO and Principal Accounting Officer. As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. In addition, Mr. Bibb owns approximately 70% of our issued and outstanding common stock , giving him significant control of any decisions regarding the company and/or our securities. There can be no assurance that Mr. Bibb will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders.

ITEM 2: PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Because our Company was incorporated by one person, Judson Bibb, we only have one director at this time. As we progress in our business plans and add directors, each of whom will be elected by the stockholders to a term of one year to serve until his or her successor is elected and qualified. Each of our officers will be elected by the Board of Directors to a term of one year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. Our Board of Directors, which currently consists solely of Mr. Bibb, has no nominating, auditing or compensation committees at this time.

The name, address, age and position of our sole officer and director is as follows:

Name and Address                                                      Age           Position(s)

Judson Bibb                                                                     52            President, Principal Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Director
5645 Coral Rdge Drive, #171
Coral Springs, Florida  33076

The person named above has held his offices/positions since inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT THE OFFICER AND DIRECTOR

Judson Bibb has been the sole officer and director of Bibb Corporation since inception in July 2002. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: Producer, Writer, Director, Cinematographer, Videographer, Still photographer, Audio and video editor, Voiceover talent, Marketer, Ad designer and Internet search engine optimization. He graduated Cum Laude from the University of South Florida in 1980 with a B.A. Degree in Mass Communications-Film. Mr. Bibb devotes approximately 20 hours per week to our business.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Our authorized capital stock consists of 25,000,000 shares of common stock, par value of $.001 per share.  On February 28, 2009, we had 26 holders of record of its common stock.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 3,340,000 shares have been issued (2,340,000 to our principal stockholder, who is our sole officer and director and 1,000,000 to friends and family). The 2,340,000 shares are "restricted: securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of shares held by our principal stockholder (after applicable restrictions expire) and/or the sale of shares purchased in the offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

No public market currently exists for our common stock. In the near future, we intend to engage the services of a market maker to apply on our behalf for quotation on the Over-the-Counter Bulletin Board (OTCBB). There is no assurance, however, that (1) we will be able to find a market maker willing to file an application on our behalf; (2) our application will be approved once filed; or (3) our stock will ever be listed or quoted for sale on any public market. In addition, there is no guarantee that if a trading market is developed, it will be sustained. We cannot give any assurance that the outstanding shares will ever have a market value or even be able to be resold.  As of February 28, 2009, we have been in contact with a market maker, but no application has been filed on our behalf.

We have made no arrangements that may result in a change in control of our Company.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from the Company’s audited financial statements. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:	Year Ended December 31, 2008

Net product sales
Cost of revenues
Gross profit

Operating expenses:
Selling and marketing	$ 0
General and administrative	$12,272
Product development	$ 0
Total operating expenses	$12,272

Operating loss	($12,272)
Income tax provision	$ 0
Net income (loss)	($12,272)

Weighted-average common shares outstanding:
Basic	2,340,000

Consolidated Balance Sheet Data:
Working capital	$18,347
Total assets	$18,347
Long-term obligations	$ 0
Total stockholders’ equity	$18, 347

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and related disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. The following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth in Item A. "Risk Factors" and elsewhere in this report.

We began our development stage in July 2002. Since inception we have focused primarily on research and development activities, organizing our company, finding and negotiating with vendors, raising capital and laying the groundwork to take the company public. Until the closing of our current offering, development expenses were funded by our founder, Judson Bibb.

Our planned principal operations of producing fully integrated multi-media products have begun.  The initial products are not complete yet. Consequently, marketing has not commenced and we have not derived any revenue from these operations. In fact, we have incurred only losses and we expect to continue to incur losses for, at least, the next few months until our products are complete and marketing begins.

We have an accumulated deficit of $34,623 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until 2007, our only assets were the cash contributed by the founder. Thanks to the year-end closing of a $30,000 offering, we had money to begin product development. As the funds were transferred from escrow into the company operating account in February 2008, scriptwriting began once the filing of the 10K was complete.

To that end, the shooting script has been researched and written. Keyword research and writing for the website has also been completed. The first draft of the manual is complete and is now being vetted.  Production of the DVD has begun and still captures are being created from the footage.  After that is complete, we will layout the manual and create a galley, author and duplicate the DVDs, print the manual, publish our website and create our initial television commercial.

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

RESULTS OF OPERATIONS

As the company is in the process of producing its initial product, nothing has been sold or marketed.  As a consequence, there were no revenues.

EXPENSES

General and Administrative.

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses increased to $12,272 for the year ended December 31, 2008 from $6,039 for the year ended December 31, 2007.  The increase was due to the additional accounting and reporting requirements that come with being a public company.

INCOME TAXES

During the year ended December 31, 2008, the Company recorded an income tax benefit from continuing operations of $12,272. Adding that to the previous losses that have been carried forward gives the company a total income tax benefit of $34,623. As the company, expect losses for the rest of the year. The tax benefit will probably be used for the year 2009.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account in February 2008.

During the year ended December 31, 2008, the company had a net cash outflow of $12,272. The majority of the costs were for professional fees and bank charges as well as the costs associated with being a public company.

We have an accumulated deficit since inception of $34,623 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

The following table provides selected financial data about our Company for the year ended December 31, 2008 and for the year ended December 31, 2007.

Balance Sheet Data:	12/31/2008	12/31/2007

Cash in bank	$ 18,347	$ 1,169
Total assets	$ 18,347	$ 1,169
Total liabilities	$ -	$ -
Stockholders' equity	$ 18,247	$ 30,169

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

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations.

COSTS AND TIME TO COMPLETE PRODUCT DEVELOPMENT

Milestones attained:

1.	Researched the information.
2.	Wrote the manual, the video script and the website pages, performed keyword research.
3.	Consulted with a lawyer regarding disclaimers and other legal protections.
4.	Sent final drafts out for vetting.
5.	Began production of the DVD and capturing still photos for manual.

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

Within 3 months, we expect to:

1.	Create the illustrations and cover art.
2.	Layout the manual and create a galley.
3.	Author the DVD
4.	Show DVD and manual galley to focus groups.

   Budget for this quarter is estimated to be $2,190

  Within 6 months, we expect to:

1:	Make revisions to DVD and manual
2.	Proof DVD and manual
3.	Create DVD duplication master and create DVDs
4.	Print manual
5.	Produce television commercial
6.	Complete website

   Budget for this quarter is estimated to be $11,491

   Within 9 months, we expect to:

1.	Begin testing commercial
2.	Analyze results
3.	Tweak commercial
4.	Continue testing

   Budget for this quarter is estimated to be $4,900

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable; we are a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS

The information required by this item is incorporated herein by reference to the financial statements and financial statement schedules described under Item 15.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

PART III

ITEM 10: DIRECTOR. EXECUTIVE OFFICER AND CORPORATE GOVERNANCE.

Executive Officer - Judson W. Bibb

Judson Bibb has been the sole officer and director of Bibb Corporation since inception in July 2002. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer,  videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimization. He graduated Cum Laude from the University of South Florida in 1980 with a B.A. Degree in Mass Communications-Film. Mr. Bibb devotes hi stim as required to the business of our Company.

ITEM 11: EXECUTIVE COMPENSATION.

Judson W. Bibb: Sole Executive Officer and Director

Annual and other compensation paid or accrued during the fiscal year ended December 31, 2008: None

Employment Agreement

The Company does not currently have employment agreements with Mr. Bibb

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following shows those who own, beneficially, more than 5% of the outstanding shares of Common Stock of the Company as of February 28, 2009:

   Name and                                                             Amount and                                                 Percent
   Address of                                                                Nature of                                                     of
Beneficial Owner                                               Beneficial Ownership                                   Ownership
   ---------------                                                             --------------------                                           -------
Judson W. Bibb                                                     2,340,000 Shares  *                                         70%
5645 Coral Ridge Drive #171
Coral Springs, FL 33076

*Shared voting and investment power.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The Company has not entered into transactions with its executive officer and director. No transactions are planned with the officer or any of the Company’s shareholders. If transactions are required, they will be based on fair market value, and on terms that are as favorable to the Company as could be achieved with unrelated third parties.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountants:

For years 2005, 2006		For years 2007, 2008

DeJoya Griffith and Company, LLC		Paula S. Morelli, CPA P.C
2580 Anthem Village Drive		21 Martha Street
Henderson, NV 89052		Freeport, NY 11520

Audit Fees		Audit Fees
For year 2006:	$ 3,250	For year 2007:	$ 500.00
2007:	$ 2,500	For year 2008:	$ 7,438.00

Audit-Related Fees Audit-Related Fees		Audit-Related Fees Audit-Related Fees
For year 2006:	$ -	For year 2007:	$ -
2007:		For year 2008:	$ -

Tax Fees		Tax Fees
For year 2006:	$ -	For year 2007:	$ -
2007:	$ -	For year 2008:	$ -

All Other Fees		All Other Fees
For year 2006:	$ -	For year 2007:	$ -
2007:	$ -	For year 2008:	$ -

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

(1)	Financial Statements

The Report of Independent Registered Public Accounting Firm and the Financial Statements listed in the “Index to Consolidated Financial Statements” in Item 15 are filed as part of this report.

(2)	Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein.

(b)    See (a)(2) above.

(c)    There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

\

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY  11520
(516) 378-4258

REPORT OF INDEPENDENT REGISTERED AUDITOR

To the Director and Stockholders of
Bibb Corporation

I have audited the accompanying balance sheets of Bibb Corporation (the Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bibb Corporation as of December 31, 2008 and 2007 and for the years then ended in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding this matter are also described in Note 1 as well as in note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paula S. Morelli

Paula S. Morelli, CPA
Freeport, New York
March 27, 2009

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Audited	Audited	Audited
	As of	As of	As of
	December 31, 2008	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash	$ 18,347	$29,264	$1,258
Common stock subscription receivable		905
Total current assets	$18,347	$30,169	$1,258

Total assets	18,347	30,169	1,258

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities			--

Total liabilities			--

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of Dec. 31, 2007 and Dec. 31, 2006	3,340	2,340	2,340
Common Stock; $.001 par value,
1,000,000 shares issued at $.03 per share.
Additional paid-in capital	$49,601	$20,180	$15,230
Accumulated deficit	(34,623)	(22,351)	(16,312)
Total stockholders' equity	$18,347	$169	$1,258

Total liabilities and stockholders' equity	$18,347	$169	$1,258

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Audited
	Audited	Audited	From July 22, 2002
	January 1, 2008	January 1 ,2007	(Date of Inception)
	through	through	through
	December 31, 2008	December 31. 2007	December 31, 2008

Revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	$ -	$ =	$ -

Operating expenses
Professional fees			-
General and administrative	$ 12,272	$ 6,039	$ 34,623

Total operating expenses	$ 12,272	$ 6,039	$ 34,623

Loss from operations	(12,272)	(6,039)	(34,623)

Loss before provision for income taxes	(12,272)	(6,039)	(34,623)

Provision for income taxes

Net loss	(12,272)	(6,039)	(34,623)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)

Basic and diluted weighted average
common shares outstanding	2,973,333	2,340,000	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS EQUITY

			Additional	Accumulated	Total
	Common Stock		Paid-in	Deficit During	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity
Balance at July 22, 2002 (Date of inception)	0	0	0	0	0

Issuance of stock for cash, $0.001	100,000	100	0	0	100

Issuance of stock for cash, $0.001	215,000	215			215

Issuance of stock for cash, $0.001	25,000	25			25

Issuance of stock for cash, $0.001	2,000,000	2,000	4,000		6,000

Net loss	0	0	0	(846)	(846)

Balance, December 31, 2002	2,340,000	2,340	4,000	(846)	5,494

Net loss	0	0	0	(1,807)	(1,807)

Balance, December 31, 2003	2,340,000	2,340	4,000	(2,653)	3,687

Net loss				(3,365)	(3,365)

Balance, December 31, 2004	2,340,000	2,340	4,000	(6,018)	322

Capital contribution	0	0	6,439	0	6,439

Net loss	0	0	0	(6,418)	(6,418)

Balance, December 31, 2005	2,340,000	2,340	10,439	(12,436)	343

Capital contribution	0	0	4,791	0	4,791

Net loss	0	0	0	(3,876)	(3,876)

Balance, December 31, 2006	2,340,000	2,340	15,230	(16,312)	1,258

Capital contribution	0	0	4,950	0	4,950

Net loss	0	0	0	(6,039)	(6,039)

Balance, December 31, 2007	2,340,000	2,340	20,180	(22,351)	169

Issuance $.001 par value stock for $.03 per share	1,000,000	1,000	29,000		30,000

Capital contribution	0	0	450	0	450

Net loss	0	0	0	(12,272)	(12,272)

Balance, December 31, 2008	3,340,000	3,340	49,630	(34,623)	18,347

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Audited
	Audited	Audited	From July 22, 2002
	January 1, 2008	January 1, 2007	(Date of Inception)
	though	through	through
	December 31. 2008	December 31. 2007	December 31. 2008
Cash flows from operating activities:
Net loss	(12,272)	6,039	(34,623)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(12,272)	(6,039)	(34,623)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received	30,000		30,000
Loans from officer	450	4,950	22,970
Net cash provided by financing activities	30,450	4,950	52,970

Net increase in cash	18,178	(1,089)	20,207

Cash, beginning of period	169	1,258	-

Cash, end of period	18,347	169	18,347

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Going concern – The Company incurred net losses of approximately $34,623 from the period of July 22, 2002 (Date of Inception) through December 31, 2008 and has begun production but not sales. Consequently, it is still in the development stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through December 31, 2008, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Judson Bibb.  Should he determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition – The Company has no revenues to date from its operations.

BIBB CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from January 1, 2008  through December 31, 2008.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.	PROPERTY AND EQUIPMENT

As of December 31, 2008, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of December 31, 2008.

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

1,000,000 common shares were issued to 25 shareholders on February 5, 2008 for the sum of $30,000 in cash.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of  Judson Bibb, an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2006, 2007 and 2008, Judson Bibb made capital contributions to the Company totaling $4,791, $4,950 and $450 respectively. As of December 31, 2008, his total capital contributions equal $20,630.

5.    STOCK OPTIONS

As of December 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of December 31, 2008, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIBB CORPORATION

By: /s/ Judson W. Bibb
Judson W. Bibb, President

Dated: March 24, 2009

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb, President,

March 24, 2009

INDEX TO EXHIBITS

Exhibit No.               Exhibit

23                              Consent of Independent Registered Public Accounting Firm
31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002