Form 10-K/A
period 2008-12-31
BIBB CORP
filed 2009-04-22
CIK 1399352

As filed with the Securities and Exchange Commission on April 21, 2009.  File No. 333-145264

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Large accelerated filer Yes //  No / /                       Accelerated filer Yes //  No / /
Non-accelerated filer Yes //  No / /                         Smaller reporting company Yes /X/  No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /X/  No / /

As of December 31, 2008, 3,340,000 shares of the registrant's common stock, $0.001 par value , were issued and outstanding. The aggregate market value of the common stock held on December 31, 2008 was approximately $18,347.

EXPLANATORY NOTE:  This amendment is being filed to correct the par value listed on the cover page only. The rest of the report disclosures remain unchanged.

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

Dated: April 21, 2009

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb, President,
April 21, 2009

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