Form 10-Q
period 2009-03-31
BIBB CORP
filed 2009-05-15
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

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

5645 Coral Ridge Drive #171
Coral Springs, Florida 33076
(Address of principal executive offices)

954-258-1917
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

A total of 3,340,000 shares of common stock were issued and outstanding on March 31, 2009.

Transitional Small Business Disclosure Format: Yes No X

Bibb Corporation

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)

a)	Balance Sheets – March 31, 2009, December 31, 2008 and 2007 4

b)	Statement of Operations – For three months ended March 31, 2009 and 2008

                                                  December 31, 2008 and 2007

                                                  And from July 22, 2002 (Date of inception) through March 31, 2009                                                                                                                                                                                                                                  5

c)	Statement of Cash Flows – For three months ended March 31, 2009 and 2008,

                                           And from July 22, 2002 (Date of inception) through March 31, 2009                                                                                                                                                                                                                                 6

d)	Notes to Financial Statements. 7

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                                                                                                               9

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                                                                                                               15

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                                                                                                              15

PART 2 OTHER INFORMATION

ITEM 5

Exhibits                                                                                                                                                                                                                                                                                                                                                                                                          17

SIGNATURES                                                                                                                                                                                                                                                                                                                                                                                              17

EXHIBITS

Exhibit 31.1              Certification by President  pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments  that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10K-SB statement, filed on March 30, 2009, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

	Unaudited	Audited	Audited
	As of	As of	As of
	March 31, 2009	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash	$ 14,723	$ 18,347	$ 29,264
Common stock subscription receivable			905
Total current assets	$ 14,723	$ 18,347	$ 30,169

Total assets	14,723	18,347	30,169

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities			--

Total liabilities			--

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2007 and December 31, 2006	3,340	3,340	2,340
Common Stock; $.001 par value,
1,000,000 shares issued at $.03 per share.			1,000
Additional paid-in capital	$ 49,630	$ 49,630	$ 49,180
Accumulated deficit	(38,247)	(34,623)	(22,351)
Total stockholders' equity	$ 14,723	$ 18,347	$ 30,169

Total liabilities and stockholders' equity	$ 14,723	$ 18,347	$ 30,169

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

					Unaudited
	Unaudited	Unaudited	Audited	Audited	July 22, 2002
			Jan. 1, 2008	Jan.1, 2007	(Date of Inception)
	Three months	ended	through	through	through
	March 31, 2009	March 31. 2008	Dec. 31, 2008	Dec. 31. 2007	March 31, 2009

Revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold				-	-
Gross profit				-	-

Operating expenses
Professional fees				-	-
General and administrative	$ 3,624	$ 4,238	$ 12,272	$ 6,039	$ 38,247

Total operating expenses	$ 3,624	$ 4,238	$ 12,272	$ 6,039	$ 38,247

Loss from operations	(3,624)	(4,238)	(12,272)	(6,039)	(38,247)

Loss before provision for income taxes	(3,624)	(4,238)	(12,272)	(6,039)	(38,247)

Provision for income taxes

Net loss	(3,624)	(4,238)	(12,272)	(6,039)	(38,247)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	2,973,333	2,973,333	2,973,333	2,340,000	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	From July 22, 2002
			(Date of Inception)
	Three Months Ended		through
	March 31. 2009	March 31. 2008	March 31. 2009
Cash flows from operating activities:
Net loss	(3,624)	(4,238)	(38,247)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(3,624)	(4,238)	(38,247)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received		905	30,000
Loans from officer	-		22,970
Net cash provided by financing activities		905	52,970

Net increase in cash	(3,624)	(3,333)	14,723

Cash, beginning of period	18,347	29,264	-

Cash, end of period	14,723	25,931	14,723

The accompanying notes are an integral part of these financial statements.

1 ..    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Bibb Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Bibb Corp.”) was incorporated in the State of Nevada on July 22, 2002.  The company plans to be in the business of multi-media publishing and marketing.  The Company operations have been limited to general administrative operations and it is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the Nevada Secretary of State on July 22, 2002, indicating Dean Patel as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on December 10, 2002 indicating its President, Secretary, Treasurer and Director is Judson Bibb. He remains in those positions as of this filing.

Going concern – The Company incurred net losses of approximately $38,247 from the period of July 22, 2002 (Date of Inception) through March 31, 2009 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through March 31, 2009, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Revenue recognition – The Company has no revenues to date from its operations

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from January 1, 2009 through March 31, 2009.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.     PROPERTY AND EQUIPMENT

As of March 31, 2009, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of March 31, 2009.
The issued and outstanding shares were issued as follows:

100,000 common shares were issued to Judson Bibb on August 19, 2002 for the sum of $100 in cash.

215,000 common shares were issued to Judson Bibb on March5, 2002 for the sum of $215 in cash.

25,000 common shares were issued to Judson Bibb on October 31, 2002 for the sum of $25 in cash.

2,000,000 common shares were issued to Judson Bibb on December 20, 2002 for the sum of $6,000 in cash.

1,000,000 common shares were issued to 25 shareholders on February 5, 2008 for the sum of $30,000 in cash.

        As of March 31, 2009,  total liabilities and equity were $14,723.

4.	RELATED PARTY TRANSACTIONS

The Company currently uses the home of  Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $450 respectively. As of March 31, 2009, his total contributions equal $22,970.

5.    STOCK OPTIONS

As of March 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of March 31, 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

We have an accumulated deficit of $38,247 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

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

Cash at the end of the December 2007 totaled only $29, 264. A mistake by the issuing bank regarding the available funds of a subscriber’s check delayed the receipt of $900 which was compounded by a $5.00 bank fee.  The mistake was rectified and the funds were transferred from escrow into the company operating account on February 4, 2008 raising our total liabilities and equity to $30,169.

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

Finally, as a result of the transfer of funds to the operating account, we began product development once the preparation and filing of corporate taxes as well as the Company’s first 10K was completed.

TRENDS

Because of the increasing foreclosures, tightening credit and a possible recession, trends are very positive for the company.

The number of foreclosures soared even higher in 2008 with 860,000 households losing their home. In 2007, 405,000 households lost their home. And that was up 51 percent from the 268,532 homes that were repossessed in 2006.

Filings rose 41 percent in December from a year earlier and the December 2007 total foreclosure filings were 97% higher than December of 2006.  For the year, total filings - which include default notices, auction sale notices and bank repossessions - grew 81%.

Homeowners who are falling behind on their payments - rose to the highest levels in 37 years in the last three months of 2008.  Statistics showed 1.5 million homes or 3 percent of all households were seriously delinquent nationwide in the fourth quarter last year. Almost 2 percent of all U.S. households were in some stage of foreclosure during 2008, up from just over 1percent the year before and ..58 percent the year before that.  Add the home loans that were past due and the figure reaches nearly 11 percent for 2008.

The pace of foreclosures is expected to remain high this year as loans continue to reset to higher payments that many borrowers will be unable to afford.  But with home prices falling, many owe more than their house is worth, eliminating the option of conventional refinancing and raising the risk of foreclosure.

Average house prices fell by 18% in 2008 and the pace of decline is accelerating.  Falling home prices add to the squeeze on borrowers, many of whom are seeing the value of their home dropping below the amount they owe.

10.3 million mortgage-holders, 20% of the total, have home loans that are greater than the value of the house. If house prices fall by another 5%, almost 13 million mortgages will be upside down. And the number of foreclosures should rise accordingly.

The rising volume of calls fielded by the industry alliance sponsored Hope Now (1.1 million in 2008) means that some homeowners may not be getting the in-depth counseling they need to consider all of their options. Lenders report that some borrowers in trouble have ignored letters and phone calls intended to initiate a discussion about new mortgage terms.

While part of that may be due to borrowers being unable to admit defeat or deal with bad news, a significant part (up to 45%) could be due to marginal reading skills.

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

In general, those most in danger of facing foreclosure are the subprime borrowers. According to the New York Times, subprime lending occurred at a higher rate in the black and Hispanic communities.

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

Lower-income households with low literacy levels are especially vulnerable to seller abuse. Consumers who do not understand percentages may well find it impossible to understand the costs of mortgage, home equity, installment, credit card, payday, and other high-cost loans. Equally, the many disclosures required by mortgage transactions are often misunderstood by those with limited financial literacy, and obfuscated by brokers and lenders who have either failed to explain key loan terms and disclosures to borrowers or have actively misrepresented or concealed these terms.  Individuals who do not read well may find it difficult to check whether the oral promises of salespersons were written into contracts. And, those who do not write fluently are limited in their ability to resolve problems by writing to merchants or complaint agencies.

Since the costs of foreclosure can eat up 25% or more of the value of a loan, the losses could be enormous if a large fraction of these borrowers walk away which also put pressure on the economy and help push the country deeper into a recession.

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

In 2007, consumer borrowing increased by an annual rate of 3.3 percent. In 2008, borrowing slowed and the nationwide delinquency rate (payments 90 days late or more) fell to 1.21 percent in the fourth quarter from 1.36 percent the year before.

But as joblessness rises, TransUnion expects more Americans to fall behind. It predicts that delinquency rates could approach 1.8 percent by the end of 2009.

And that looks to hold true.  Late payments of any kind on credit cards rose during most of 2008 before sharply accelerating in the fourth quarter.

The bottom line: many are going to need help with credit repair.

During the past two years, credit card debt has ballooned rapidly in parts of the nation where the economy is particularly weak, Bank of America executives said credit card delinquencies in California, Florida, Arizona, and Nevada—states with high foreclosure rates—increased five times as fast as in other states, suggesting that consumers struggling with their mortgage debt are also finding their credit card bills hard to pay

It’s is in these states where Bibb Corporation will do the initial testing of its commercials.

The trends referenced above reflect conditions at the end of March 2009. The Federal Reserve and the US Government in general are doing everything they can to prevent the country from sliding deeper into a recession and stem the pace of foreclosures and bankruptcies. Whether or how soon they are successful cannot be determined.

RESULTS OF OPERATIONS

As the company is in the development stage, no products have been produced yet. As a consequence, there were no revenues.

EXPENSES

General and Administrative.

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses totaled $3,624 for the three months ended March 31, 2009.

INCOME TAXES

During the three months ended March 31, 2009, the Company recorded a loss from continuing operations of $3,624. Adding that to the previous losses that have been carried forward, gives the company a total loss carry forward of $38,247. As the company expects losses for the rest of the year, the tax benefit will probably be used for 2009.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account on February 4, 2008.

During the three months ended March 31, 2009,  the company had a net cash outflow of $3,624. The majority of the costs were for professional fees and bank charges.

We have an accumulated deficit since inception of $38,247 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

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

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations.

USE OF PROCEEDS

The net proceeds from the offering were $25,000. We expect to disburse these proceeds in the priority set forth below:

Total Proceeds                                                                                       $30,000
Less Offering Expenses                                                                            5,000
Net Proceeds to Us:                                                                              $25,000

Layout and printing                                                                                  8,400
Video production                                                                                      1,600
Video duplication                                                                                      2,350
TV commercial production                                                                       1,350
TV airtime                                                                                                   5,000
Website design and hosting                                                                   1,450
Legal, accounting, etc.                                                                             3,450
Working Capital                                                                                        1,400

Total Use of Net Proceeds                                                                  $25,000

TIME TO COMPLETE PRODUCT DEVELOPMENT

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

Within 3 months, we expect to:

1.	Create the illustrations and cover art.
2.	Layout the manual and create a galley.
3.	Author the DVD
4.	Show DVD and manual galley to focus groups.

Within 6 months, we expect to:

1:	Make revisions to DVD and manual
2.	Proof DVD and manual
3.	Create DVD duplication master and create DVDs
4.	Print manual
5.	Produce television commercial
6.	Complete website
7.	Hire call center and distribution company

Within 9 months, we expect to:

1.	Begin testing commercial (price points, copy, call center scripts, upsells, shows and networks)
2.	Analyze results
3.	Tweak commercial
4.	Continue testing
5.	Test website design and copy to enhance conversions
6.	Establish affiliate program for webmasters

Within 12 months, we expect to:

1.	Analyze results and establish final format for commercial
2.	Purchase and record additional phone numbers for spot tracking purposes
3.	Make Beta SP copies for shipping.
4.	Make time buys on a network or local spot basis.
5.	Test Google Adwords for website traffic.
6.	Begin work on Spanish version

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As sales have not begun yet, Bibb Corporation has no customer credit risk. We had no debt outstanding and no derivative instruments at March 31, 2009.

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
Dated: May 9, 2009

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,
May 9, 2009

INDEX TO EXHIBITS

Exhibit No.                                                     Exhibit

31.1                                    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002