Form 10-Q
period 2009-06-30
BIBB CORP
filed 2009-08-17
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

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

Large accelerated filer                                                                                                 Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)                 Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

A total of 3,340,000 shares of common stock were issued and outstanding on June 30, 2009.

Transitional Small Business Disclosure Format: Yes No X

Bibb Corporation

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)

a)	Balance Sheets – June 30, 2009, December 31, 2008 and 2007 4

b)	Statement of Operations – For three months ended June 30, 2009 and 2008

                                                  For six months ended June 30, 2009 and 2008

                                                  And from July 22, 2002 (Date of inception) through June 30, 2009                                                                                                                                                5

c)	Statement of Cash Flows – For six months ended June 30, 2009 and 2008,

                                           And from July 22, 2002 (Date of inception) through June 30, 2009                                                                                                                                              6

d)	Notes to Financial Statements. 7

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                         9

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                         14

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                        14

PART 2 OTHER INFORMATION

ITEM 5 Exhibits                                                                                                                                                                                                                                                                                                      16

SIGNATURES                                                                                                                                                                                                                                                                                                         16

EXHIBITS

Exhibit 31.1 Certification by President  pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

Exhibit 32.1:	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10K-SB statement, filed on March 30, 2009, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets
	Un-Audited	Audited	Audited
	As of	As of	As of
	June 30, 2009	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash	$ 8,691	$ 18,347	$ 29,264
Common stock subscription receivable			905
Total current assets	$ 8,691	$ 18,347	$ 30,169
Total Assets	$ 8,691	$ 18,347	$ 30,169

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities			--

Total liabilities			--

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2008 and December 31, 2007	3,340	3,340	2,340
Common Stock; $.001 par value,
1,000,000 shares issued at $.03 per share.			1,000
Additional paid-in capital	49,630	49,630	49,180
Accumulated deficit	(44,279)	(34,623)	(22,351)
Total stockholders' equity	$ 8,691	$ 18,347	$ 30,169

Total liabilities and stockholders' equity	$ 8,691	$ 18,347	$ 30,169

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

					Un-Audited
	Un-Audited	Un-Audited	Un-Audited	Un-Audited	July 22, 2002
					(Date of Inception)
	Three months ended		Six months ended		through
	June 30, 2009	June 30. 2008	June 30, 2009	June 30. 2008	June 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold				-	-
Gross profit				-	-

Operating expenses
Professional fees					-
General and administrative	$ 6,032	$ 3,836	$ 9,656	$8,074	$ 44,279

Total operating expenses	$ 6,032	$ 3,836	$ 9,656	$8,074	$ 44,279

Loss from operations	(6,032)	(3,836)	(9,656)	(8,074)	(44,279)

Loss before provision for income taxes	(6,032)	(3,836)	(9,656)	(8,074)	(44,279)

Provision for income taxes

Net loss	(6,032)	(3,836)	(9,656)	(8,074)	(44,279)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	2,973,333	2,973,333	2,973,333	2,973,333	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			Un-Audited
	Un-Audited	Un-Audited	From July 22, 2002
			(Date of Inception)
	Six months ended		through
	June 30. 2009	June 30. 2008	June 30. 2009
Cash flows from operating activities:
Net loss	(9,656)	(8,074)	(44,279)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(9,656)	(8,074)	(44,279)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received		905	30,000
Loans from officer	-	225	22,970
Net cash provided by financing activities		1,130	52,970

Net increase in cash	(9,656)	(6,944)	8,691

Cash, beginning of period	18,347	29,264	-

Cash, end of period	8,691	22,320	8,691

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

Going concern – The Company incurred net losses of approximately $44,279 from the period of July 22, 2002 (Date of Inception) through June 30, 2009 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through June 30, 2009, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from March 31, 2009 through June 30, 2009.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2. PROPERTY AND EQUIPMENT

As of June 30, 2009, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of June 30, 2009.

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

As of June 30, 2009, total liabilities and equity were $8,691.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $450 respectively. As of June 30, 2009, his total contributions equal $22,970.

5.    STOCK OPTIONS

As of June 30, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of June 30, 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

We have an accumulated deficit of $44,279 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until 2007, our only assets were the cash contributed by the founder. Thanks to a year-end closing of a $30,000 offering, we had money to begin product development. As the funds were transferred from escrow into the company operating account in February 2008, scriptwriting began once the filing of the 10K was complete.

To that end, the shooting script has been researched and written. Keyword research and writing for the website has also been completed. The manual has been written and vetted and is now in the layout process. Video production has been completed.  Editing of the DVD is in its final stages.  After editing is complete, we will create a galley, author and duplicate the DVDs, print the manual, publish our website and create our initial television commercial.

Therefore, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our company.

OVERVIEW

Bibb Corporation was founded on the belief that we have a new way for the millions of marginally literate people to acquire and comprehend the complex information required to interact with government, businesses and the law. With the result that not being comfortable reading and understanding text no longer dooms one to dependence on others or withdrawal from legal and business intercourse. Our goal is to assist customers who want and need information that is easy to find, easy-to-use and easy to understand.

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

As of February 29, 2008, a total of 3,340,000 shares have been issued to 26 shareholders -- 2,340,000 to our existing stockholder, who is our sole officer and director and 1,000,000 to friends and family. The shares were restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

Finally, as a result of the transfer of funds to the operating account, we began product development once the preparation and filing of corporate taxes as well as the Company’s first 10K was completed.

TRENDS

Because of the increasing foreclosures and unemployment, tightening credit and the recession, trends are very positive for the company.

Foreclosure activity has continued to climb nationwide in 2009. One in 84 American housing units received at least one foreclosure filing in the first half of the year, according to RealtyTrac, the largest accumulator of foreclosure data nationwide.

One in 84 translates into total of 1,905,723 foreclosure filings — default notices, auction sale notices and bank repossessions — reported on 1,528,364 American properties in the first six months of 2009.  That marks a 9.46 percent increase in foreclosure filings from the earlier six month-period; and 14.66 percent increase over the first half of 2008.

Homeowners who are falling behind on their payments - rose to the highest levels in 37 years in the last three months of 2008.  Statistics showed 1.5 million homes or 3 percent of all households were seriously delinquent nationwide in the fourth quarter of last year. Almost 2 percent of all U.S. households were in some stage of foreclosure during 2008, up from just over 1 percent the year before.  Add the home loans that were past due and the figure reaches nearly 11 percent for 2008.

The pace of foreclosures is expected to remain high this year. Much of the new foreclosure activity may be due more to growing unemployment than continuing fallout from subprime and adjustable-rate loans. But with home prices falling, many owe more than their house is worth, eliminating the option of conventional refinancing and raising the risk of foreclosure.

Average house prices fell by 18% in 2008 and the decline continues.  News reports in the late spring noted a leveling-off in the decline.  In reality, the seasonally-adjusted version of the Case Shiller national home price index revealed a continued month-to-month decline. And the year-over-year decline remains around 17 percent.

According to Equifax and Moody’s Economy.com, 24% of homeowners had mortgage debt that exceeded the values of their homes at the end of June while 32% of homeowners with mortgages don’t have equity left in their homes. Deutsche Bank predicts the percentage of U.S. homeowners who owe more than their house is worth will nearly double to 48 percent in 2011.

Overall, 16 million homeowners are “upside-down” on their mortgages, up from 10 million, one year ago. Nearly 10% of have mortgage debt with loan-to-value ratios of at least 125%, and roughly half of those homes have loan-to-value ratios of 150% or more. As a consequence, the number of foreclosures should continue to rise.

The volume of calls fielded by the industry alliance-sponsored Hope Now (1.1 million in 2008) indicates that some homeowners may not be getting the in-depth counseling they need to consider all of their options. Lenders report that some borrowers in trouble have ignored letters and phone calls intended to initiate a discussion about new mortgage terms.  While part of that may be due to borrowers being unable to admit defeat or deal with bad news, a significant part (up to 45%) could be due to marginal reading skills.

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

In the first part of the recession, those most in danger of facing foreclosure are the subprime borrowers. According to the New York Times, subprime lending occurred at a higher rate in the black and Hispanic communities.  Among subprime borrowers with similar credit ratings, blacks and Hispanics were 30 percent more likely than whites to be charged the highest interest and thus are likely to be in greater danger of foreclosure.

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

Lower-income households with low literacy levels are especially vulnerable to seller abuse. Consumers who do not understand percentages may find it impossible to understand the costs of mortgage, home equity, installment, credit card, payday, and other high-cost loans. Equally, the many disclosures required by mortgage transactions are often misunderstood by those with limited financial literacy, and obfuscated by brokers and lenders who have either failed to explain key loan terms and disclosures to borrowers or have actively misrepresented or concealed these terms.  Individuals who do not read well may find it difficult to check whether the oral promises of salespersons were written into contracts. And, those who do not write fluently are limited in their ability to resolve problems by writing to merchants or complaint agencies.

In 2009, foreclosure statistics are starting to shift. More and more homeowners entering the foreclosure process are doing so as a result of joblessness. Once again blacks and Hispanics are more likely to be or become jobless. As the national jobless rate has risen to 9.5 percent, the rate among blacks has reached 15 percent and the rate among Hispanics is 12.7 percent midway through 2009.

Rising joblessness looks to continue as The Federal Reserve has raised its fourth-quarter forecast to 10.1% and expects the jobless rate to be higher than anticipated through 2011. Once again, the number of foreclosures should continue to rise.

Since the costs of foreclosure can eat up 25% or more of the value of a loan, the losses could be enormous if a large fraction of these borrowers walk away which also put pressure on the economy.  If the economy worsens, and more people lose their jobs, that could increase the number of families at risk of losing their homes and increase the need for credit repair. The reason: tighter lending standards make cash harder to come by. And as the credit squeeze has made it more difficult to obtain property-based lines of credit, American consumers are turning to their credit cards as an alternative.

At the same time, consumers are increasingly finding themselves forced to deal with higher interest rates and other fees as credit card companies respond to the fact that consumer debt is climbing, along with delinquency rates
.
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

And that may hold true.  Late payments of any kind on credit cards rose during most of 2008 before sharply accelerating in the fourth quarter. In 2009, the delinquency rate of cardholders at least 30 days late on payments started to decline in March and it has continued to do so for four months.

Even with the decline in late payments, many people are going to need help with credit repair to either be able to use their credit cards again or get new ones once they’re dropped from their existing providers

During the past two years, credit card debt has ballooned rapidly in parts of the nation where the economy is particularly weak, Bank of America executives said credit card delinquencies in California, Florida, Arizona, and Nevada—states with high foreclosure rates—increased five times as fast as in other states, suggesting that consumers struggling with their mortgage debt are also finding their credit card bills hard to pay.

It is in these states where Bibb Corporation will do the initial testing of its commercials.

The trends referenced above reflect conditions at the end of June 2009. The Federal Reserve and the US Government in general are doing everything they can to prevent the country to stem the pace of foreclosures and bankruptcies. Whether or how soon they are successful cannot be determined.

Early indications are not good. While 1.5 million homes have gone into foreclosure in 2009 as of June 30, just 235,247 borrowers have been granted trial loan modifications under the Obama plan since its inception.

RESULTS OF OPERATIONS

As the company is in the development stage, no products have been produced yet. As a consequence, there were no revenues.

EXPENSES

General and Administrative.

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses totaled $6,032 for the three months ended June 30, 2009.

INCOME TAXES

During the three months ended June 30, 2009, the Company recorded a loss from continuing operations of $6,032. Adding that to the previous losses that have been carried forward, gives the company a total loss carry forward of $44,279. As the company expects losses for the rest of the year, the tax benefit will probably be used for 2010.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account on February 4, 2008.

During the three months ended June 30, 2009, the company had a net cash outflow of $6,032. The majority of the costs were for professional fees.

We have an accumulated deficit since inception of $44,279 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

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

TIME TO COMPLETE PRODUCT DEVELOPMENT

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

Within 3 months, we expect to:

1.	Proof DVD and manual
2.	Create DVD duplication master and create DVDs
3.      Print manual
4.      Produce television commercial
5.      Complete website
6.      Hire call center and distribution company

Wthin 6 months, we expect to:

1.	Begin testing commercial (price points, copy, call center scripts, upsells, shows and networks)
2.	Analyze results
3.	Tweak commercial
4.	Continue testing
5.	Test website design and copy to enhance conversions
6.	Establish affiliate program for webmasters

Within 9 months, we expect to:

1.	Analyze results and establish final format for commercial
2.	Purchase and record additional phone numbers for spot tracking purposes
3.	Make Beta SP copies for shipping.
4.	Make time buys on a network or local spot basis.
5.	Test Google Adwords for website traffic.
6.	Begin work on Spanish version

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As sales have not begun yet, Bibb Corporation has no customer credit risk. We had no debt outstanding and no derivative instruments at June 30, 2009.

We do not currently have any market risk sensitive instruments held for trading purposes or otherwise, therefore, we do not have exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks.

ITEM 4: CONTROLS AND PROCEDURES

OBJECTIVES:

Management is responsible for planning and performing internal audits of the company. Our objectives are to improve processes and controls.

Our specific areas of focus include:

•	The effectiveness of internal control processes and systems.
•	Compliance with laws, regulations and policies and procedures.
•	The effectiveness and efficiency of management systems for achieving objectives while considering business risks.
•	The reliability and security of computer operations.

Bibb Corporation’s disclosure controls and procedures aim to:

•	ensure timely collection and evaluation of information potentially subject to disclosure,

•	capture information that is relevant to the need to disclose developments and risks,

•	evolve with the business and

•	produce 1934 Act reports that are timely, accurate and reliable.

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
Dated: August 9, 2009

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,
August 9, 2009

INDEX TO EXHIBITS

Exhibit No.                                                      Exhibit

31.1                         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002