Form 10-Q
period 2009-09-30
BIBB CORP
filed 2009-11-16
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

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

A total of 3,340,000 shares of common stock were issued and outstanding on September 30, 2009.

Transitional Small Business Disclosure Format: Yes    No X

Bibb Corporation

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)

a)	Balance Sheets – September 30, 2009, December 31, 2008 and 2007 4

b)	Statement of Operations – For three months ended September 30, 2009 and 2008

                                                  For six months ended September 30, 2009 and 2008

                                                  And from July 22, 2002 (Date of inception) through September 30, 2009                                                                                                                                      5

c)	Statement of Cash Flows – For nine months ended September 30, 2009 and 2008,

                                           And from July 22, 2002 (Date of inception) through September 30, 2009                                                                                                                                     6

d)	Notes to Financial Statements. 7

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                         9

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                         15

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                        15

PART 2 OTHER INFORMATION

ITEM 5 Exhibits                                                                                                                                                                                                                                                                                                      17

SIGNATURES                                                                                                                                                                                                                                                                                                         17

EXHIBITS

Exhibit 31.1 Certification by President  pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

Exhibit 32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10K-SB statement, filed on March 30, 2009, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

	Un-Audited	Audited	Audited
	As of	As of	As of
	Sept. 30, 2009	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash	$ 6,961	$ 18,347	$ 29,264
Common stock subscription receivable			905
Total current assets	$ 6,961	$ 18,347	$ 30,169

Total assets	6,961	18,347	30,169

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities			--

Total liabilities			--

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2008 and December 31, 2007	3,340	3,340	2,340
Common Stock; $.001 par value,
1,000,000 shares issued at $.03 per share.			1,000
Additional paid-in capital	$ 49,630	$ 49,630	$ 49,180
Accumulated deficit	(46,009)	(34,623)	(22,351)
Total stockholders' equity	$ 6,961	$ 18,347	$ 30,169

Total liabilities and stockholders' equity	$ 6,961	$ 18,347	$ 30,169

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

					Un-Audited
	Un-Audited	Un-Audited	Un-Audited	Un-Audited	July 22, 2002
					(Date of Inception)
	Three months ended		Six months ended		through
	Sept. 30, 2009	Sept. 30, 2008	Sept 30, 2009	Sept 30, 2008	Sept. 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -
Cost of goods sold				-	-
Gross profit				-	-

Operating expenses
Professional fees					-
General and administrative	$ 1,730	$ 2,338	$ 11,386	$10,412	$ 46,009

Total operating expenses	$ 1,730	$ 2,338	$ 11,386	$10,412	$ 46,009

Loss from operations	(1,730)	(2,338)	(11,386)	(10,412)	(46,009)

Loss before provision for income taxes	(1,730)	(2,338)	(11,386)	(10,412)	(46,009)

Provision for income taxes

Net loss	(1,730)	(2,338)	(11,386)	(10,412)	(46,009)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	2,973,333	2,973,333	2,973,333	2,973,333	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			Un-Audited
	Un-Audited	Un-Audited	From July 22, 2002
			(Date of Inception)
	Nine months ended		through
	Sept. 30. 2009	Sept. 30. 2008	Sept. 30. 2009
Cash flows from operating activities:
Net loss	(11,386)	(10,412)	(46,009)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(11,386)	(10,412)	(46,009)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received		905	30,000
Loans from officer	-	450	22,970
Net cash provided by financing activities		1,355	52,970

Net increase in cash	(11,386)	(9,057)	6,691

Cash, beginning of period	18,347	29,264	-

Cash, end of period	6,691	20,207	6,691

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

Going concern – The Company incurred net losses of approximately $46,009 from the period of July 22, 2002 (Date of Inception) through September 30, 2009 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through September 30, 2009, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from June 30, 2009 through September 30, 2009.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.     PROPERTY AND EQUIPMENT

As of September 30, 2009, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of September 30, 2009.

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

As of September 30, 2009, total liabilities and equity were $6,961.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $450 respectively. As of September 30, 2009, his total contributions equal $22,970.

5.    STOCK OPTIONS

As of September 30, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of September 30, 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

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

We have an accumulated deficit of $46,009 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until 2007, our only assets were the cash contributed by the founder. Thanks to a year-end closing of a $30,000 offering, we had money to begin product development. As the funds were transferred from escrow into the company operating account in February 2008, scriptwriting began once the filing of the 10K was complete.

To that end, the shooting script has been researched and written. Keyword research and writing for the website has also been completed. The manual has been written, vetted, laid out and proofed. Video production has been completed.  The DVD has been edited and is currently being authored.  After authoring is complete, we will duplicate the DVDs, print the manual, publish our website and create our initial television commercial.

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

As of September 30, 2009, a total of 3,340,000 shares have been issued to 26 shareholders -- 2,340,000 to our existing stockholder, who is our sole officer and director and 1,000,000 to friends and family. The shares were restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

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

One in 84 equals 1,905,723 foreclosure filings — default notices, auction sale notices and bank repossessions — reported on 1,528,364 American properties in the first six months of 2009.  That’s more than 10,000 foreclosure filings a day and  marks a 9.46 percent increase in foreclosure filings from the earlier six month-period.

The number of homes lost to foreclosures rose about 17 percent in the second quarter of this year despite the launch of an extensive government program aimed at helping borrowers save their homes, according to government data.

In 2008, more than three million foreclosures were filed.  With nearly two million already this year, the flood of foreclosures shows no sign of abating any time soon.  By one estimate, more than eight million families may lose their homes in the next four years.

Much of the new foreclosure activity may be due more to growing unemployment than continuing fallout from subprime and adjustable-rate loans.  A September report by a foreclosure task force pointed to a shift in the cause of foreclosures: "People are no longer defaulting simply because of a change in the payment structure of their loan. They are defaulting because of lost jobs or reduced hours or pay."

In September, the Labor Department reported the unemployment rate rose to a 26-year high of 9.8 percent. The rise is reflected in the fact that the number of seriously delinquent borrowers -- those who had missed at least two payments -- increased 10 percent. But with home prices falling, many owe more than their house is worth, eliminating the option of conventional refinancing and raising the risk of foreclosure.

Average house prices fell by 18% in 2008.  News reports in the late spring noted a leveling-off in the decline and in some markets there has been a slight uptick, but nowhere near the decline that preceded it.  Overall, the decline continues just not as dramatically.

16 million homeowners (about a third of all homeowners with a first mortgage) are “upside-down” on their mortgages, up from 10 million, one year ago.

Moody's Economy.com estimates the number of underwater borrowers will peak at 17.4 million in the third quarter of 2010.
Deutsche Bank predicted in August that the number of homeowners underwater will grow to 25 million homeowners, or 48% of all those with a mortgage, by the time home prices stabilize. Either way, the number of foreclosures should continue to rise.

Meanwhile, those facing foreclosure tend to do so with proper representation.  The Brennan Center for Justice at New York University School of Law found that 86 percent of people facing property foreclosure last year in Stark County, Ohio, lacked counsel. In Queens County, New York, 84 percent of defendants lacked full legal representation in proceedings involving foreclosures on “subprime,” “high cost” or “non-traditional” mortgages — ones disproportionately targeted to low-income and minority populations.

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

In the first part of the recession, those most in danger of facing foreclosure were subprime borrowers. According to the New York Times, subprime lending occurred at a higher rate in the black and Hispanic communities.  Among subprime borrowers with similar credit ratings, blacks and Hispanics were 30 percent more likely than whites to be charged the highest interest and thus are likely to be in greater danger of foreclosure.

As joblessness becomes a greater cause of foreclosure, blacks and Hispanics are also disproportionately represented.  While the national jobless rate has risen to 9.8 percent, the rate among blacks has reached 15 percent and the rate among Hispanics is 12.7 percent midway through 2009.

Rising joblessness looks to continue as The Federal Reserve has raised its fourth-quarter forecast to 10.1% and expects the jobless rate to be higher than anticipated through 2011. Once again, the number of foreclosures should continue to rise.

While risk credit scores and joblessness may be  primary factors, lower-income households also are charged higher prices because their low general and financial literacy levels make effective product searches difficult and expose them to seller abuse. Low incomes are highly, and increasingly, correlated with low education levels, and these low levels are closely associated with low general and financial literacy levels.

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

Since the costs of foreclosure can eat up 25% or more of the value of a loan, the losses could be enormous if a large fraction of these borrowers walk away which also put pressure on the economy.  If more people lose their jobs, that could increase the number of families at risk of losing their homes and increase the need for credit repair. The reason: tighter lending standards make cash harder to come by fees as credit card companies respond to the increase in consumer debt and delinquency rates.

As joblessness rises, more Americans should fall behind.  In fact, credit card delinquencies are continuing to rise. The Fitch Ratings index on delinquencies over 60 days is up one third from last year.

The bottom line: many people are going to need help with credit repair to either be able to use their credit cards again or get new ones once they’re dropped from their existing providers.

During the past two years, credit card debt has ballooned rapidly in parts of the nation where the economy is particularly weak, credit card delinquencies in California, Florida, Arizona, Illinois and Nevada—states with high foreclosure rates—increased five times as fast as in other states, suggesting that consumers struggling with their mortgage debt are also finding their credit card bills hard to pay.

It is in these states where Bibb Corporation will do the initial testing of its commercials.

The trends referenced above reflect conditions at the end of September 2009. The Federal Reserve and the US Government in general are doing everything they can to prevent the country to stem the pace of foreclosures and bankruptcies. Whether or how soon they are successful cannot be determined.

RESULTS OF OPERATIONS

As the company is in the development stage, no products have been produced yet. As a consequence, there were no revenues.

EXPENSES

General and Administrative.

General and administrative expenses consist primarily of legal, accounting and other professional service fees. General and administrative expenses totaled $1,730 for the three months ended September 30, 2009.

INCOME TAXES

During the three months ended September 30, 2009, the Company recorded a loss from continuing operations of $1,730. Adding that to the previous losses that have been carried forward, gives the company a total loss carry forward of $46,009. As the company expects losses for the rest of the year, the tax benefit will probably be used for 2010.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account on February 4, 2008.

During the three months ended September 30, 2009, the company had a net cash outflow of $1,730. The majority of the costs were for professional fees.

We have an accumulated deficit since inception of $46,009 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

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

TIME TO COMPLETE PRODUCT DEVELOPMENT

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

Within 3 months, we expect to:

1.	Create DVDs
2.      Print manual
3.      Produce television commercial
4.      Complete website

Within 6 months, we expect to:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As sales have not begun yet, Bibb Corporation has no customer credit risk. We had no debt outstanding and no derivative instruments at September 30, 2009.

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
Dated: November 9, 2009

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,
November 9, 2009

INDEX TO EXHIBITS

Exhibit No.                                                      Exhibit

31.1                      Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002