Form 10-K
period 2009-12-31
BIBB CORP
filed 2010-04-01
CIK 1399352

As filed with the Securities and Exchange Commission on March 31, 2010.  File No. 333-145264

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NUMBER

BIBB CORPORATION
 (Exact name of registrant as specified in its charter)

   Nevada                                             7389                                       75-3076597_________
        (State or other jurisdiction of        (Primary Standard Industrial     (IRS Employer Identification No.)
                                                                                            incorporation or organization)      Classification Code Number)

Judson Bibb, President
5645 Coral Ridge Drive #171
Coral Springs, Florida  33076
                                                                  Telephone: 954-258-1917__________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes //  No /X/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Yes //  No / /                       Accelerated filer Yes //  No / /
Non-accelerated filer Yes //  No / /                         Smaller reporting company Yes /X/  No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /X/  No

 As of December 31, 2009, 3,340,000 shares of the registrant's common stock, $.001 par value, were issued and outstanding.

The book value of the common stock held on December 31, 2009 was approximately $5,746.

TABLE OF CONTENTS

Item No.		Page No.
1	Business	4
1A	Risk Factors	10
2	Properties	14
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Security Holders	15
4A	Executive Officer of the Registrant	15

	` PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	16
6	Selected Financial Data	16
7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17
7A	Quantitative and Qualitative Disclosures About Market Risk	21
8	Financial Statements and Supplementary Data	21
9	Changes and Disagreements with Accountant on Accounting and Financial Disclosure	21
9A	Controls and Procedures	21

	PART III
10	Director and Executive Officer of the Registrant	23
11	Executive Compensation	23
12	Security Ownership of Certain Beneficial Owners and Management	23
13	Certain Relationships and Related Transactions	23
14	Principal Accountant Fees and Services	24

	PART IV
15	Exhibits, Financial Statement Schedules	25

	SIGNATURES	35

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

The risks affecting the Company’s business include, among others: lack of other sources of funding, dependence on a single executive;  implementation of the Company’s direct sales strategy; the Company’s continuing compliance with applicable laws and regulations, product acceptance; competition in the industry and technological changes.

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

THE COMPANY

Bibb Corporation was founded on the belief that we have a new way for the millions of marginally literate people to acquire and comprehend the complex information required to interact with government, businesses and the law, with the result that not being comfortable reading and understanding text no longer dooms one to dependence on others or withdrawal from legal and business intercourse.

To that end, we are pursuing a business objective of multi-media publishing and marketing. As we are in the final phases of the development stage, our activities encompass refinement of production elements and corporate activities.

We have an accumulated deficit of $47,224 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Thanks to the 2007 year-end closing of a $30,000 offering, our liabilities and equity now total $5,746. As the funds were transferred from escrow into the company operating account in February 2008, we are getting ready to release the initial product.

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

We do not intend to change our business activities, nor combine with or acquire any other company now or in the foreseeable future. If we are unable to complete our business plans and become profitable, we may decide that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that might be available; however, we have no plans or intentions to do so at this time or at any time in the future.

BUSINESS DEVELOPMENTS

On December 31, 2007, we completed an initial offering of 1,000,000 shares of common stock. Net proceeds from the offering were $30,000. The proceeds were deposited into the company operating account in February 2008. Once corporate taxes and the filing of our initial 10-K were complete, the company began product development.

In July of 2009, Form 15c2-11 was filed with the Financial Industry Regulatory Authority (FINRA) to permit our common stock to be quoted for trading on the Over-the-Counter Bulletin Board.  On July 29, 2009, FINRA approved Bibb Corporation’s application. The shares for Bibb Corporation common stock  trade under the stock symbol BIBB.

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

DEMOGRAPHICS

Time spent reading and acquiring comprehension skills continue to decline, especially among those with  lower incomes, the lesser educated and recent immigrants.

Almost half (45%) of all US consumers read below a sixth grade level. Twenty-five percent of the functionally illiterate are immigrants learning English. (In 2000, the 28.4 million foreign-born residents represented 10.4% of the total U.S. population).

As mentioned before, our target audience is the 34% of the population (70 million people) who are marginally literate. These adults can pick out key facts in a newspaper article, but cannot draft a letter explaining an error on their credit card bill. As a result, managing in the consumer marketplace is a challenge. Market interactions are potentially threatening. They know and feel they can be cheated. They have little understanding of their rights and they are intimidated by paperwork.

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

BUSINESS OPERATIONS

We are developing a multi-media product that fully integrates video, audio and text. Users can choose the medium they are most comfortable with and then use the other media to supplement or reinforce the information presented. All the information we put forth will be vetted by professionals in exchange for a percentage of the sales.

The first two in the series will be credit repair and stopping foreclosure. The focus will be on the practical steps to be taken, i.e., how to order credit reports, how to examine credit reports, where to get a dispute form, how to complete a dispute form, etc.

The manuals are being written at a sixth grade reading level. The text will be enhanced with graphics and photos including still captures from the video. We will use headings, subheadings, lists, bullets and boxes of text to aid comprehension and clarity. We will point out special information to note with icons and cross reference all information in a table of contents and index for quick access. We are incorporating lots of white space on pages to make them simpler and easier to read.

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

EQUIPMENT

As a freelance multi-media producer in film, television, radio, print and the Internet, our sole officer and director has all of the equipment needed to produce our multi-media.  We do not intend to purchase any equipment to implement our business operations.

MANUFACTURING

The company has already priced and sourced printers, duplicators, graphics artists, web designers, call centers, fulfillment and distribution companies. Each has been called upon and used when needed.

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

We are in the process of producing our initial product; have not yet realized any revenues; and have an accumulated deficit since inception of $47,224. We have no operating history. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive multi-media industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our concept, while keeping costs to a minimum. Based upon current plans, we expect to generate operating losses for the next year as we incur expenses associated with the implementation of our business plan. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of outstanding shares.

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

4. If we are successful in moving forward in our business plan, we will need to hire additional employees. If competent and knowledgeable employees are not available to us, as and when needed, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

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

8. Our proposed operations will be subject to all regulations associated with media publishing, including those applicable to the download and distribution of copyrighted materials and intellectual property from the Internet. If we are unable to comply with any of these laws, rules and regulations, we may be limited in our media offering, which could severely limit our business operations and possible revenues.

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

12. There is limited liquidity in our shares

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control.  These factors include:

•	The announcement of new products or product enhancements by our competitors

•	Developments in our industry or target markets

•	General market conditions and other factors including factors unrelated to our operating performance

Recently, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares. Price volatility may be worse if our trading volume of our common stock is low.

13. As there is a very limited trading market for our securities, you may have difficulty selling any Shares you purchased.

There is currently only a limited trading market for our common stock.  We cannot predict the extent investor interest will lead to development of an active trading market or how liquid that trading market might become. If an active trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive or at all.  In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares of common stock without considerable delay, if at all

14.  Any future sale of stock held by our existing stockholder, who will hold 70% of our total issued and outstanding shares after completion of this offering, could severely impact the market price of our stock.

Since inception, a total of 2,340,000 shares of common stock have been issued to Judson Bibb, our sole officer, director and existing principal stockholder. These shares are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares held by Mr. Bibb after the applicable restrictions expire could have a depressive effect on the price of our common stock in any market that may develop, of which there is no guarantee. Mr. Bibb does not currently have any plans to sell his shares at any time after this offering is completed.

15. We are a small, development stage start-up company with only one director on our Board, which could result in a lack of independence needed on certain issues and decisions which impacting our shareholders.

We are a small start-up company with only one director, Judson Bibb, who is also our President, Principal Executive Officer, Secretary, Treasurer, CFO and Principal Accounting Officer. As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. In addition, Mr. Bibb will own approximately 70% of our issued and outstanding common stock after completion of this offering, giving him significant control of any decisions regarding the company and/or our securities. There can be no assurance that Mr. Bibb will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders who purchase our securities in this offering.

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

None.   .

DIRECTOR AND EXECUTIVE OFFICER OF THE REGISTRANT

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

The name, address, age and position of our sole officer and director is as follows:

Name and Address                                        Age           Position(s)

Judson Bibb                                                       53            President, Principal Executive Officer, Secretary,Treasurer, Principal Accounting Officer and Director
5645 Coral Rdge Drive, #171
Coral Springs, Florida  33076

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

PART II
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Our common stock is quoted on the OTC Bulletin Board (the OTCBB).The common stock was first approved for quotation on July 29, 2009 and is listed by the symbol BIBB.

Our authorized capital stock consists of 25,000,000 shares of common stock, par value of $.001 per share.

On January 5, 2010, the company had 26 holders of record of its common stock.

DIVIDEND POLICY

The company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 3,340,000 shares have been issued (2,340,000 to our existing stockholder, who is our sole officer and director and 1,000,000 to friends and family). The shares were restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in the offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Equally, there is no guarantee that if a trading market develops, it will be sustained. We cannot give any assurance that the outstanding shares will ever have a market value or even be able to be resold.

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

As at December 31, 2009:

Gross profit	-

Operating expenses:
Selling and marketing	$-
General and administrative	12,601
Product development	-
Total operating expenses	$12,601

Operating loss	(12,601)
Income tax provision	-
Net income (loss)	$12,601

Weighted-average common shares outstanding:
Basic	3,340,000

Consolidated Balance Sheet Data:
Working capital	$5,746
Total assets	$5,746
Long-term obligations	$-
Total stockholders’ equity	$5,746

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

Our planned principal operations of producing fully integrated multi-media products have begun.  The initial products are almost complete. Consequently, marketing has not commenced and we have not derived any revenue from these operations. In fact, we have incurred only losses and we expect to continue to incur losses for, at least, the next few months until our products are complete and marketing begins.

We have an accumulated deficit of $47,224 since inception. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Until 2007, our only assets were the cash contributed by the founder. Thanks to the year-end closing of a $30,000 offering, we had money to begin product development. As the funds were transferred from escrow into the company operating account in February 2008, scriptwriting began once the filing of the 10K was complete.

To that end, the shooting script has been researched and written. Keyword research and writing for the website has also been completed and the site is ready to be published. The manual has been written, vetted, laid out, proofed and is being printed. Video production has been completed.  The DVD has been edited, authored and is currently being duplicated. And  pre-production on our initial television commercial has begun.

Therefore, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our company.

OVERVIEW

Bibb Corporation was founded on the belief that we have a new way for the millions of marginally literate people to acquire and comprehend the complex information required to interact with government, businesses and the law, with the result that not being comfortable reading and understanding text no longer dooms one to dependence on others or withdrawal from legal and business intercourse. Our goal is to assist customers who want and need information that is easy to find, easy to use and easy to understand.

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

RECENT EVENTS

In July of 2009, Form 15c2-11 was filed with the Financial Industry Regulatory Authority (FINRA) to permit our common stock to be quoted for trading on the Over-the-Counter Bulletin Board.  On July 29, 2009, FINRA approved Bibb Corporation’s application. The shares for Bibb Corporation common stock will trade under the stock symbol BIBB.

Active trading is expected to begin after DTC (Depository Trust & Clearing Corporation) eligibility has been secured.  The DTC acts as an intermediary to handle the payment and movement of securities between market participants. Once Bibb Corp securities have been accepted for deposit with the DTC, the company will be able to transfer the ownership of securities electronically.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

As the company is in the process of finishing the production of its initial product, we had no revenues for the fiscal years ended December 31, 2009, or 2008, or since inception.

Operating expenses for the fiscal year ended December 31, 2009, or fiscal 2009, were $12,601 and $12,272 for the fiscal year ended December 31, 2008, or fiscal 2008, and $47,224 since inception through December 31, 2009.

Our operating expenses have consisted primarily of professional fees and general and administrative costs. Product development costs are not reflected in the operating expenses as Judson Bibb owns the necessary equipment and has the skills to do almost everything in-house.

Operating expenses and net losses were equivalent. Therefore, the Company incurred net losses of $12,601 and $12,272 for fiscal 2009 and 2008, respectively, and $47, 224 since inception.

INCOME TAXES

During the year ended December 31, 2009, the Company recorded an income tax benefit from continuing operations of $12,601. Adding that to the previous losses that have been carried forward gives the company a total income tax benefit of $47,224.

LIQUIDITY AND CAPITAL RESOURCES

On December 31st 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the company operating account in February 2008.

During the year ended December 31, 2009, the company had a net cash outflow of $12,601. The majority of the costs were for professional fees and bank charges..

We have an accumulated deficit since inception of $47,224 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

The following table provides selected financial data about our Company for the year ended December 31, 2009 and for the year ended December 31, 2007.

                 Balance Sheet Data:                                                                12/31/2009                                12/31/08

                 Cash in bank                                                                                    $5,746                                $18,347
                 Total assets                                                                                     $5,746                                $18,347
                 Total liabilities                                                                                 $       0                                $        0
                 Stockholders' equity                                                                       $5,746                               $18,347

We are relying primarily on the monies raised in the offering to create, produce and market our products and there is no guarantee we will be successful in completing our proposed business plans.

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

TIME TO COMPLETE PRODUCT DEVELOPMENT

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

Within 3 months, we expect to:

1.	Duplicate DVDs
2.      Produce television commercial
3.   Make the commercial air time buy
4.      Publish the website

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

There can be no assurance that our management will be successful in completing product development,  implementing the corporate infrastructure to support operations at the level called for by our business plan and concluding a successful sales and marketing plan to attain significant market penetration or that we will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

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

PART III

ITEM 10: DIRECTOR. EXECUTIVE OFFICER AND CORPORATE GOVERNANCE.

Executive Officer

Judson W. Bibb has been the sole officer and director of Bibb Corporation since inception in July 2002. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimization. He graduated Cum Laude from the University of South Florida in 1980 with a B.A. Degree in Mass Communications-Film.

ITEM 11: EXECUTIVE COMPENSATION.

Judson W. Bibb: Sole Executive Officer and Director

Annual and other compensation paid or accrued during the fiscal year ended December 31, 2009: None

Employment Agreement

The Company does not currently have employment agreements with Mr. Bibb

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following shows those who own, beneficially, more than 5% of the outstanding shares of Common Stock of the Company as of December 31, 2009:

   Name and                                    Amount and                                                 Percent
   Address of                                       Nature of                                                     of
Beneficial Owner                       Beneficial Ownership                                  Ownership

Judson W. Bibb          2,340,000 Shares
5645 Coral Ridge Drive #171        Shared voting and                                      70%
Coral Springs, FL 33076                 investment power

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountants:

For years 2005, 2006                                                                             For year 2007,2008, 2009
DeJoya Griffith and Company, LLC                                                   Paula S. Morelli, CPA P.C,
2580 Anthem Village Drive                                                                 21 Martha Street
Henderson, NV 89052                                                                          Freeport, NY 11520

 Audit Fees,                                                                                           Audit Fees
For year 2006:   $3250                                                                           For year 2007:  $500
               2007:   $2500                                                                            For year 2008: $7438
                 For year 2009:  $7800

Audit-Related Fees  Audit-Related Fees
For year 2006:      0                                                                                For year 2007:    0
               2007:       0                                                                                For year 2008:    0

Tax Fees                                                                                                Tax Fees
For year 2006:      0                                                                               For year 2007:    0
               2007:       0                                                                               For year 2008:    0

All Other Fees                                                                                      All Other Fees
For year 2006:      0                                                                               For year 2007:    0
               2007:       0                                                                                For year 2008:    0

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                                                                 Page

Report of Independent Registered Public Accounting Firms                                                               F-1

Balance Sheets as of December 31, 2009, 2008                                                                                        F-2

Statements of Operations For the Years Ended December 31,
2009, 2008 and Comprehensive Operations since Inception                                                                  F-3

Statements of Stockholders’ Equity for the Years since Inception                                                      F-4

Statements of Cash Flows for the Years Ended December 31, 2009, 2008                                           F-5

Notes to Financial Statements                                                                                                                   F-6

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY  11520
(516) 378-4258

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of
Bibb Corporation

I have audited the accompanying balance sheet of Bibb Corporation (the Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended as well as for the period July 22, 2002 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bibb Corporation as of December 31, 2009 and 2008 and for the years then ended in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans with regard to this matter are also described in Note 1 as well as in note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Paula S. Morelli, CPA

Freeport, New York
March 30, 2010

BIBB CORPORATION

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Audited	Audited
	As of	As of
	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash	$ 5,746	$ 18,347
Common stock subscription receivable
Total current assets	$ 5,746	$ 18,347

Total assets	5,746	18,347

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Total current liabilities

Total liabilities

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2009 and December 31, 2008	3,340	3,340
Common Stock; $.001 par value,
1,000,000 shares issued at $.03 per share.
Additional paid-in capital	$ 49,630	$ 49,630
Accumulated deficit	(47,224)	(34,623)
Total stockholders' equity	$ 5,746	$ 18,347

Total liabilities and stockholders' equity	$ 5,746	$ 18,347

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Audited
	Audited	Audited	From July 22, 2002
	January 1, 2009	January 1, 2008	(Date of Inception)
	through	through	through
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue	$ -	$ -	$ -
Cost of goods sold			-
Gross profit			-

Operating expenses
Professional fees	$ 10,387		-
General and administrative	$ 2,214	$ 12,272	$ 47,224

Total operating expenses	$ 12,601	$ 12,272	$ 47,224

Loss from operations	(12,601)	(12,272)	(47,224)

Loss before provision for income taxes	(12,601)	(12,272)	(47,224)

Provision for income taxes

Net loss	(12,601)	(12,272)	(47,224)

Basic and diluted loss per common share	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	3,340,000	2,973,333	2,479,702

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS EQUITY

			Additional	Accumulated	Total
	Common Stock		Paid-in	Deficit During	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity
Balance at July 22, 2002 (Date of inception)	0	0	0	0	0

Issuance of stock for cash, $0.001	100,000	100	0	0	100

Issuance of stock for cash, $0.001	215,000	215			215

Issuance of stock for cash, $0.001	25,000	25			25

Issuance of stock for cash, $0.001	2,000,000	2,000	4,000		6,000

Net loss	0	0	0	(846)	(846)

Balance, December 31, 2002	2,340,000	2,340	4,000	(846)	5,494

Net loss	0	0	0	(1,807)	(1,807)

Balance, December 31, 2003	2,340,000	2,340	4,000	(2,653)	3,687

Net loss				(3,365)	(3,365)

Balance, December 31, 2004	2,340,000	2,340	4,000	(6,018)	322

Capital contribution	0	0	6,439	0	6,439

Net loss	0	0	0	(6,418)	(6,418)

Balance, December 31, 2005	2,340,000	2,340	10,439	(12,436)	343

Capital contribution	0	0	4,791	0	4,791

Net loss	0	0	0	(3,876)	(3,876)

Balance, December 31, 2006	2,340,000	2,340	15,230	(16,312)	1,258

Capital contribution	0	0	4,950	0	4,950
Common Stock Subscribed			0
Net loss	0	0	0	(6,039)	(6,039)

Balance, December 31, 2007	2,340,000	2,340	20,180	(22,351)	169

Issuance $.001 par value stock for $.03 per share	1,000,000	1,000	29,000		30,000
Capital contribution	0	0	450	0	450
Net loss	0	0	0	(12,272)	(12,272)

Balance, December 31, 2008	3,340,000	3,340	49,630	(34,623)	18,347

Capital contribution	0	0	0	0	0

Net loss	0	0	0	(12,601)	(12,601)

Balance, December 31, 2009	3,340,000	3,340	49,630	(47,224)	5,746

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Audited
	Audited	Audited	From July 22, 2002
	January 1, 2009	January 1, 2008	(Date of Inception)
	through		through
	December 31, 2009	December 31, 2008	December 31, 2009
Cash flows from operating activities:
Net loss	(12,601)	(12,272)	(47,224)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(12,601)	(12,272)	(47,224)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Issuance of common stock		30,000	30,000
Loans from officer	-	450	22,970
Net cash provided by financing activities		30,450	52,970

Net increase in cash	(12,601)	18,178	5,746

Cash, beginning of period	18,347	169	-

Cash, end of period	5,746	18,347	5,746

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

1 ..  DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Bibb Corporation, a Nevada corporation, (hereinafter referred to as the “Company” or “Bibb Corp.”) was incorporated in the State of Nevada on July 22, 2002.  The company plans to be in the business of multi-media publishing and marketing.  The Company operations have been limited to general administrative and creative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The company filed its articles of incorporation with the Nevada Secretary of State on July 22, 2002, indicating Dean Patel as the incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on September 10, 2002 indicating its President, Secretary, Treasurer and Director is Judson Bibb. He remains in those positions as of this filing.

Going concern – The Company incurred net losses of approximately $47,224 from the period of July 22, 2002 (Date of Inception) through December 31, 2009 and is finishing production but has yet to start sales. Consequently, it is still in the development stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through December 31, 2009, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Revenue recognition – The Company has no revenues to date from its operations

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from January 1, 2009 through December 31, 2009.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.	PROPERTY AND EQUIPMENT

As of December 31, 2009, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of December 31, 2009.  The issued and outstanding shares were issued as follows:

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

In 2006, 2007 and 2008, Judson Bibb made capital contributions to the Company totaling $4,791, $4,950 and $450 respectively. As of December 31, 2009, his total capital contributions equal $22,970.

5.    STOCK OPTIONS

As of December 31, 2009, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of December 31, 2009, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

7.    SUBSEQUENT EVENTS

In July of 2009, Form 15c2-11 was filed with the Financial Industry Regulatory Authority (FINRA) to permit our common stock to be quoted for trading on the Over-the-Counter Bulletin Board.  On July 29, 2009, FINRA approved Bibb Corporation’s application. The shares for Bibb Corporation common stock  trade under the stock symbol BIBB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIBB CORPORATION
By: /s/ Judson W. Bibb
Judson W. Bibb, President
Dated: March 24, 2010

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
President,
March 24, 2010

INDEX TO EXHIBITS

Exhibit No.

23        Consent of Independent Registered Public Accounting Firm
31        Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002