Form 10-Q
period 2010-03-31
BIBB CORP
filed 2010-05-17
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10Q

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

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
(Address of Principal Executive Offices)               (Zip Code)

                                                        (954) 258-1917
(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer Yes / /  No / /                       Accelerated filer Yes / /  No / /
Non-accelerated filer Yes / /  No / /                         Smaller reporting company Yes /X/  No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /X/  No / /

 As of March 31, 2010, there were 3,340,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)                                                                                                                                                                                                                                                                                                                                                                                                          3

a)	Balance Sheets – March 31, 2010, December 31, 2009 and 2008 4

b)	Statement of Operations – For three months ended March 31, 2010 and 2009, and from July 22, 2002 (Date of inception) through March 31, 2010 5

c)	Statement of Cash Flows – For three months ended March 31, 2010 and 2009, and from July 22, 2002 (Date of inception) through March 31, 2010 6

d)	Notes to Financial Statements 7

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                                                                                                             9

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                                                                                                              9

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                                                                                                             10

PART 2 OTHER INFORMATION

ITEM 5 Exhibits                                                                                                                                                                                                                                                                                                                                                                                           11

SIGNATURES                                                                                                                                                                                                                                                                                                                                                                                              11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10-K annual report, filed on March 30, 2010, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

	Un-Audited	Audited	Audited
	As of	As of	As of
	March 31, 2010	December 31, 2009	December 31, 2008
	$	$	$
ASSETS

Current assets
Cash	5,672	5,746	18,347
Total current assets	5,672	5,746	18,347

Total assets	5,672	5,746	18,347

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	0	0	0
Total current liabilities	0	0	0

Total liabilities	0	0	0

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2009 and December 31, 2008	3,340	3,340	2,340
Common Stock; $.001 par value,
1,000,000 shares issued at $.03 per share.
Additional paid-in capital	49,630	49,630	49,630
Accumulated deficit	47,298	47,224	34,623
Total stockholders' equity	5,672	5,746	18,347

Total liabilities and stockholders' equity	5,672	5,746	18,347

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

					Un-Audited
	Un-Audited	Un-Audited	Audited	Audited	July 22, 2002
			Jan. 1, 2009	Jan. 1 2008	(Date of Inception)
	Three months	s ended	through	through	through
	March 31, 2010	March 31, 2009	Dec. 31, 2009	Dec 31, 2008	March 31, 2010

Revenue	$ 4997	$ -	$ -	$ -	$ 4997
Cost of goods sold				-	-
Gross profit				-	-

Operating expenses
Professional fees	3,500	2,750	10,387		13,887
General and administrative	$ 1,571	$ 874	$ 2,214	$12,272	$ 38,408

Total operating expenses	$ 5,071	$ 3,624	$ 12,601	$12,272	$ 52,295

Loss from operations	(74)	(3,624)	(12,601)	(12,272)	(47,298)

Loss before provision for income taxes	(74)	(3,624)	(12,601)	(12,272)	(47,298)

Provision for income taxes

Net loss	(74)	(3,624)	(12,601)	(12,272)	(47,298)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	3,340,000	3,340,000	3,340,000	2,973,333	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			Un-Audited
	Un-Audited	Un-Audited	From July 22, 2002
			(Date of Inception)
	Three months ended		through
	March 31. 2010	March 31. 2009	March 31. 2010
Cash flows from operating activities:
Net loss	(74)	(3,624)	(47,298)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities:			-
			-
Net cash used by operating activities	(74)	(3,624)	(47,298)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received			30,000
Loans from officer	-		22,970
Net cash provided by financing activities			52,970

Net increase in cash	(74)	(3,624)	5,672

Cash, beginning of period	5,746	18,347	-

Cash, end of period	5,672	14,723	5,672

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

Going concern – The Company incurred net losses of approximately $47,298 from the period of July 22, 2002 (Date of Inception) through March 31, 2010 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through March  31, 2010, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Judson Bibb.  Should he determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition – The Company will recognize revenue when:  Persuasive evidence of an arrangement exists;  Shipment has occurred;  Price is fixed or determinable; and  Collectability is reasonably assured.  The Company closely follows the provisions of ASC 605, Revenue Recognition, which include the guidelines of Staff Accounting Bulletin No. 104 as described above. For the three month period ended March 31, 2010, the Company recognized $4,997 in revenues.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from January 1, 2010 through March  31, 2010.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2. PROPERTY AND EQUIPMENT

As of March 31, 2010, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of March 31, 2010.
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

As of March 31, 2010, total liabilities and equity were $5,672.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $450 respectively. As of March 31, 2010, his total contributions equal $22,970.

5.    STOCK OPTIONS

As of March 31, 2010, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of March 31, 2010, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are still in the development stages of our business. No products have been released yet, however, the expertise of  its president was outsourced. Revenues since inception total $4,997.  Our total comprehensive net losses since inception are $47, 298. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital, we believe that our current capital resources will be adequate to continue operating and maintaining our business operations for the fiscal year ending December 31, 2010.

Three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009

For the three month period ended March 31, 2010, we incurred a net operating loss of $74, or $0 per share, as compared to a net operating loss of $3,624, or $0.001 per share, for the three month period ended March 31, 2009.

We incurred total expenses of $5,071 for the three month period ended March 31, 2010, as compared to total expenses of $3,624 for the three month period ended March 31, 2009. Our expenses for the three month period ended March 31, 2010 consisted of $3,500 in professional fees (2009 - $2,750, cumulative - $10,387), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC. The balance of our general and administrative expenses were attributed to miscellaneous office expense and filing fees incurred in connection with our day-to-day operations.

Our expenses increased during the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009, primarily due to increased expenses for professional fees.

Liquidity and Capital Resources and Cash Flows

We currently have $5,672 in cash in the bank and may seek sources of funding to continue our business operations. In the meantime, we will continue to finish our initial product and ready it for testing in the marketplace. The results of those tests will determine our future capital needs. To that end, no definitive agreements have been entered into. One option is to raise additional funds by public offerings or private placement of equity securities as we have done in the past. However, there can be no assurance that equity financing will be available to us to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

During the three month period ended  March 31, 2010, we recorded revenue of $4,997 related to the outsourcing of the expertise of the president.

We have no outstanding commitments/liabilities as of March 31, 2010.

We anticipate no material commitments for capital expenditures in the near term.  Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a non-accelerated filer and a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934, and as such, are not required to provide the information under this item.

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

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceeding.

Item 1A. Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our annual report on Form 10-K. You should carefully consider those risk factors and other information in our annual report on Form 10-K and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2010, we did not issue or sell any securities.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION – SUBSEQUENT EVENTS

None.

ITEM 6: EXHIBITS

Exhibit No.                  Description

* 3(i)                            Articles of Incorporation

* 3(ii)                           Bylaws

31                                 Sec. 302 Certification of Principal Executive Officer/CEO

32                                 Sec. 906 Certification of Principal Executive Officer/CEO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIBB CORPORATION, Registrant

 /s/ Judson W. Bibb
By:Judson W. Bibb, President

Dated: May 13, 2010

INDEX TO EXHIBITS

Exhibit No.                                                      Exhibit

31.1                      Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002