Form 10-Q
period 2010-06-30
BIBB CORP
filed 2010-08-16
CIK 1399352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __to__

Commission File Number: 333-145264

BIBB CORPORATION
(Exact name of Registrant as specified in its charter)

         Nevada                                                     7389                                     75-3076597
State or other jurisdiction of        (Primary Standard Industrial     (IRS Employer Identification No.)
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

Large accelerated filer Yes //  No / /                       Accelerated filer Yes //  No / /
Non-accelerated filer Yes //  No / /                         Smaller reporting company Yes /X/  No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /X/  No

 As of June 30, 2010, 3,340,000 shares of the registrant's common stock, $.001 par value, were issued and outstanding.

The book value of the common stock held on June 30, 2010 was approximately $387.

Transitional Small Business Disclosure Format: Yes No X

Bibb Corporation

Table of Contents

Page No.

PART 1 FINANCIAL INFORMATION

ITEM 1 Financial Statements (Un-Audited)

a)	Balance Sheets – June 30, 2010, December 31, 2009 and 2008 5

b)	Statement of Operations – For three months ended June 30, 2010 and 2009

                                                  For six months ended June 30, 2010 and 2009

                                                  And from July 22, 2002 (Date of inception) through June 30, 2010                                                                                                                                                                                                                           6

c)	Statement of Cash Flows – For three months ended June 30, 2010 and 2009,

                                           And from July 22, 2002 (Date of inception) through June 30, 2010                                                                                                                                                                                                                               7

d)	Notes to Financial Statements. 8

ITEM 2 Management Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                                                                                                       10

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                                                                                                         11

ITEM 4 Controls and Procedures                                                                                                                                                                                                                                                                                                                                                             11

PART 2 OTHER INFORMATION

ITEM 5 Exhibits                                                                                                                                                                                                                                                                                                                                                                                           13

SIGNATURES                                                                                                                                                                                                                                                                                                                                                                                             13

EXHIBITS

Exhibit 31.1     Certification by President  pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act (filed herewith)

Exhibit 32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Form 10K statement, filed on March 30, 2010, which can be found in its entirety on the SEC website at www.sec.gov under SEC File Number 333-145264.

BIBB CORPORATION
(A Development Stage Company)
Balance Sheets

	Un-Audited	Audited	Audited
	As of	As of	As of
	June 30, 2010	December 31, 2009	December 31, 2008
ASSETS

Current assets
Cash	$ 387	$ 5,746	$ 18,347
Common stock subscription receivable
Total current assets	$ 387	$ 5,746	$ 18,347

Total assets	387	5,746	18,347

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities Accounts Payable	2,006
Total current liabilities			--

Total liabilities	2,006		--

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 shares issued and
outstanding as of December 31, 2009 and December 31, 2008	3,340	3,340	2,340
Common Stock; $.001 par value,
1,000,000 shares issued at $.03 per share.			1,000
Additional paid-in capital	$ 49,630	$ 49,630	$ 49,630
Accumulated deficit	(52,583)	(47,224)	(34,623)
Total stockholders' equity	$ 387	$ 5,746	$ 18,347

Total liabilities and stockholders' equity	$ 2,393	$ 5,746	$ 18,347

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Operations

					Un-Audited
					July 22, 2002
	Un-Audited	Un-Audited	Un-Audited	Un-Audited	(Date of Inception)
	Three months	s ended	Six months	ended	through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$ -	$ -	$ 4,997	$ -	$ 4,997
Cost of goods sold				-	-
Gross profit				-	-

Operating expenses
Professional fees	4,300		7,800		18,187
General and administrative	$ 985	$ 6,032	$ 2,556	$9,656	$ 39,383

Total operating expenses	$ 5,285	$ 6,032	$ 10,356	$9,656	$ 57,580

Loss from operations	(5,285)	(6,032)	(5,359)	(9,656)	(52,583)

Loss before provision for income taxes	(5,285)	(6,032)	(5,359)	(9,656)	(52,583)

Provision for income taxes

Net loss	(5,285)	(6,032)	(5,359)	(9,656)	(52,583)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)	(0)

Basic and diluted weighted average
common shares outstanding	3,340,000	3,340,000	3,340,000	3,340,000	2,776,481

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			Un-Audited
			From July 22, 2002
	Un-Audited	Un-Audited	(Date of Inception)
	Three months ended		through
	June 30, 2010	June 30, 2009	June 30, 2010
Cash flows from operating activities:
Net loss	(5,285)	(6,032)	(52,583)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Changes in operating assets and liabilities: Increase in accounts payable	2,006		2,006
			-
Net cash used by operating activities	(3,279)	(6,032)	(50,577)

Cash flows from investing activities:
Purchase of property and equipment			-
Net cash used by investing activities			-

Cash flows from financing activities:
Common stock subscriptions received			30,000
Loans from officer	-		22,970
Net cash provided by financing activities			52,970

Net increase in cash	(3,279)	(6,032)	2,393

Cash, beginning of period	5,672	14,723	-

Cash, end of period	387	8,691	387

The accompanying notes are an integral part of these financial statements.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

Going concern – The Company incurred net losses of approximately $52,583 from the period of July 22, 2002 (Date of Inception) through June 30, 2010 and has not commenced its operations, however, it is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through June 30, 2010, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are dependent on the financial support (inclusive of free rent) of Judson Bibb.  Should he determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition – The Company will recognize revenue when:  Persuasive evidence of an arrangement exists;  Shipment has occurred;  Price is fixed or determinable; and  Collectability is reasonably assured.  The Company closely follows the provisions of ASC 605, Revenue Recognition, which include the guidelines of Staff Accounting Bulletin No. 104 as described above. For the three month period ended June 30, 2010, the Company recognized no revenues.

BIBB CORPORATION
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

1a.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Advertising costs –The Company has recorded no advertising costs for the period from April 1, 2010 through June  30, 2010.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2. PROPERTY AND EQUIPMENT

As of June 30, 2010, the Company does not own any property and/or equipment.

3.	STOCKHOLDER’S EQUITY

The Company has 3,340,000 shares authorized and 3,340,000 issued and outstanding as of June 30, 2010.
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

As of June 30, 2010, total liabilities and equity were $387.

4. RELATED PARTY TRANSACTIONS

The Company currently uses the home of Judson Bibb , an officer and director of the Company, on a rent-free basis for administrative purposes and in the future will use it for storage purposes as well.  There is no written lease agreement or other material terms or arrangements relating to said arrangement.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $450 respectively. As of June 30, 2010, his total contributions equal $22,970.

5.    STOCK OPTIONS

As of June 30, 2010, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6.	LITIGATION

As of June 30, 2010, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We are still in the development stages of our business. No products have been released yet, however, the expertise of  its president was outsourced. Revenues since inception total $4,997.  Our total comprehensive net losses since inception are $52, 583. Our auditors have raised substantial doubt about our ability to continue as a going concern. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or be able to raise additional equity capital if and when needed; however, based on our prior demonstrated ability to raise capital and to outsource the expertise of the president, we believe that our current capital resources will be adequate to continue operating and maintaining our business operations for the fiscal year ending December 31, 2010.

Three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009

For the three month period ended June 30, 2010, we incurred a net operating loss of $5,285, or $0.0015 per share, as compared to a net operating loss of $6,032, or $0.0018 per share, for the three month period ended June 30, 2009.

We incurred total expenses of $5,285 for the three month period ended June 30, 2010, as compared to total expenses of $6,032 for the three month period ended June 30, 2009. Our expenses for the three month period ended June 30, 2010 consisted of $4,300 in professional fees (2009 - $5,000, cumulative - $10,387), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC. The balance of our general and administrative expenses were attributed to miscellaneous office expenses and filing fees incurred in connection with our day-to-day operations.

Our expenses decreased during the three month period ended June 30, 2010, as compared to the three month period ended June 30, 2009, primarily due to a reduction in professional fees.

Six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009

For the six month period ended June 30, 2010, we incurred a net operating loss of $5,359, or $0.0016 per share, as compared to a net operating loss of $9,656, or $0.0028 per share, for the six month period ended June 30, 2009.

We incurred total expenses of $10,356 for the six month period ended June 30, 2010, as compared to total expenses of $9,656 for the six month period ended June 30, 2009. Our expenses for the six month period ended June 30, 2010 consisted of $7,800 in professional fees (2009 - $7,750, cumulative - $10,387), which generally consisted of fees for legal, accounting and outside services paid in connection with the preparation and filing of our periodic reports with the SEC. The balance of our general and administrative expenses were attributed to miscellaneous office and production expenses as well as filing fees incurred in connection with our day-to-day operations.

Our expenses increased during the six month period ended June 30, 2010, as compared to the six month period ended June 30, 2009, primarily due to an increase in general and administrative expenses.

Liquidity and Capital Resources and Cash Flows

We currently have $387 in cash in the bank and may seek sources of funding to continue our business operations. In the meantime, we will continue to finish our initial product and ready it for testing in the marketplace. The results of those tests will determine our future capital needs. To that end, no definitive agreements have been entered into. One option is to raise additional funds by public offerings or private placement of equity securities as we have done in the past. However, there can be no assurance that equity financing will be available to us to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We do not own any real estate and do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

During the three month period ended June 30, 2010, we recorded revenue of $4,997 related to the outsourcing of the expertise of the president.

We have no outstanding commitments/liabilities as of June 30, 2010.

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
Dated: August 14, 2010

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BIBB CORPORATION
/s/ Judson W Bibb,
Judson W. Bibb, President,
August 14, 2010

INDEX TO EXHIBITS

Exhibit No.                                                      Exhibit

31.1                      Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002