Form 10-Q
period 2010-09-30
Z3 ENTERPRISES, INC.
filed 2010-11-23
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-53443

Z3 ENTERPRISES, INC.
(Name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5645 Coral Ridge Drive #171, Coral Springs, Florida	33076
(Address of principal executive offices)	(Zip Code)

(954) 258-1917
(Registrant's telephone number, including area code)

BIBB CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐          No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer                                                                [  ]                      Accelerated Filer                                [   ]
Non-accelerated Filer                                                                  [  ]                      Small Reporting Company       [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ]   No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _________ No___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock: 3,599,700 shares of Common Stock as of September 30th, 2010.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Removed and Reserved
Item 5.	Other Information.
Item 6.	Exhibits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.
The accompanying notes are an integral part of these financial statements.
Z3 ENTERPRISES, INC.
Balance Sheets

	(Un-Audited)	(Audited)
	As of	As of
	Sept. 30, 2010	Dec. 31, 2009
ASSETS

Current assets
Cash	$ 1,223	$ 5,746

Total current assets	1,223	5,746

Other assets
Note receivable from NFY Financial	2,000,000	-
Investment in land	1,052,310	-
Goodwill from purchase of HHCCP, LLC	6,947,690	-
Capitalized broker fees	2,680,536	-
Total other assets	12,680,536	-

Total assets	$ 12,681,759	5,746

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 1,095	$ -
Liability of pending common stock issue	8,000,000
Total current liabilities	8,001,095	-

Total liabilities	8,001,095	-

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 and 3,599,700 shares issued and outstanding
as of December 31, 2009 and September 30, 2010, respectively	3,599	3,340
Additional paid-in capital	4,729,907	49,630
Accumulated deficit	(52,842)	(47,224)
Total stockholders' equity	4,680,664	5,746

Total liabilities and stockholders' equity	$ 12,681,759	$ 5,746

Z3 ENTERPRISES, INC.
Statements of Income

		(Un-Audited)	(Un-Audited)	(Un-Audited)	(Un-Audited)	(Audited)

		Three months ended		Nine months ended		Year ended
		Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Dec. 31, 2009

Revenue		$ 7,168	$ -	$ 12,165	$ -	$ -
Cost of goods sold		750	-	750	-	-
	Gross profit	6,418	-	11,415	-	-

Operating expenses
	Professional fees	3,200		14,365		10,387
	General and administrative	1,770	1,730	2,668	11,386	2,214

	Total operating expenses	4,970	1,730	17,033	11,386	12,601

	Income (loss) from operations	1,448	(1,730)	(5,618)	(11,386)	(12,601)

	Income (loss) before provision for income taxes	1,448	(1,730)	(5,618)	(11,386)	(12,601)

Provision for income taxes		-	-	-	-	-

Net income (loss)		$ 1,448	$ (1,730)	$ (5,618)	$ (11,386)	$ (12,601)

Basic and diluted income (loss) per common share		$ 0.0004	$ (0.0006)	$ (0.0017)	$ (0.0038)	$ (0.0038)

Basic and diluted weighted average
	common shares outstanding	3,360,199	2,973,333	3,346,733	2,973,333	3,340,000

The accompanying notes are an integral part of these financial statements.
Z3 ENTERPRISES, INC.
Statements of Cash Flows (Un-Audited)

		Nine months ended
		Sept. 30. 2010		Sept. 30, 2009
Cash flows from operating activities:
Net loss		$ (5,618)		$ (11,386)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable		1,095
	Net cash used by operating activities	(4,523)		(11,386)

Cash flows from investing activities:
Additions to notes receivable		(2,000,000)
	Net cash used by investing activities	(2,000,000)		-

Cash flows from financing activities:
Proceeds from issuance of common stock		2,000,000

	Net cash provided by financing activities	2,000,000		-

Net decrease in cash		(4,523)		(11,386)

Cash, beginning of period		5,746		18,347

Cash, end of period		1,223		6,961

The accompanying notes are an integral part of these financial statements.
Z3 ENTERPRISES, INC.
Statements of Income

	(Un-Audited)		(Un-Audited)	(Un-Audited)		(Un-Audited)	(Audited)

	Three months ended			Nine months ended			Year ended
	Sept. 30, 2010		Sept. 30, 2009	Sept. 30, 2010		Sept. 30, 2009	Dec. 31, 2009

Revenue	$7,168	$-	$12,165	$-	$-
Cost of goods sold	750	-	750	-	-
Gross profit	6,418	-	11,415	-	-

Operating expenses
Professional fees	3,200		14,365		10,387
General and administrative	1,770	1,730	2,668	11,386	2,214

Total operating expenses	4,970	1,730	17,033	11,386	12,601

Income (loss) from operations	1,448	(1,730)	(5,618)	(11,386)	(12,601)

Income (loss) before provision for income taxes	1,448	(1,730)	(5,618)	(11,386)	(12,601)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$1,448	$(1,730)	$(5,618)	$(11,386)	$(12,601)

Basic and diluted income (loss) per common share	$0.0004	$(0.0006)	$(0.0017)	$(0.0038)	$(0.0038)

Basic and diluted weighted average
common shares outstanding	3,360,199	2,973,333	3,346,733	2,973,333	3,340,000

The accompanying notes are an integral part of these financial statements.
Z3 ENTERPRISES, INC.
Statements of Cash Flows (Un-Audited)

		Nine months ended
		Sept. 30. 2010			Sept. 30, 2009
Cash flows from operating activities:
Net loss		$(5,618)	$(11,386)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable		1,095
	Net cash used by operating activities	(4,523)	(11,386)

Cash flows from investing activities:
Additions to notes receivable		(2,000,000)
	Net cash used by investing activities	(2,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock		2,000,000

	Net cash provided by financing activities	2,000,000	-

Net decrease in cash		(4,523)	(11,386)

Cash, beginning of period		5,746	18,347

Cash, end of period		1,223	6,961

The accompanying notes are an integral part of these financial statements.

1 .   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Z3E, Inc., a Nevada corporation, (hereinafter referred to as the “Company” or “Z3E, Inc.”) was incorporated in the State of Nevada on July 22, 2002.  The company is in the business of multi-media publishing and marketing.  The Company operations have been limited to a small amount of revenue and mostly general administrative operations.

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

Going concern – The Company incurred net losses of approximately $52,842 from the period of July 22, 2002 (Date of Inception) through September 30, 2010 and has not fully commenced its operations. The Company is still largely in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through September 30, 2010, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Concentration of risk – Our operations are dependent upon the financial support of Judson Bibb and Phoenix Entertainment and Production Group.  Should either discontinue funding, it is likely that the Company will need to seek additional capital.

Revenue recognition – The Company will recognize revenue when:  Persuasive evidence of an arrangement exists; Shipment has occurred; Price is fixed or determinable; and Collectability is reasonably assured.  The Company closely follows the provisions of ASC 605, Revenue Recognition, which include the guidelines of Staff Accounting Bulletin No. 104 as described above. For the three month period ended September 30, 2010, the Company recognized $7,168 of revenues.

Professional fees - The expenses for the three months and nine months ended September 30, 2010 were as follows:

	3 Months	9 Months
Accounting fees	$1,500	$9,300
Legal fees	-	1,500
Filinf and Transfer Agents	1,700	3,565
	$3,200	$14,365

General & administrative expenses – The expenses for the three months and nine months ended September 30, 2010 were as follows:

	3 Months	9 Months

Advertising	$800	$800
Licenses & Permits	502	727
Office & other expenses	468	1,141
	$1,770	$2,668

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.   PROPERTY AND EQUIPMENT

As of September 30, 2010, the Company does not own any equipment. The company owns 48.14 acres in Anderson County, South Carolina.

3.   OTHER ASSETS
The Company entered into an agreement with NFY Financial…
The Company entered into an agreement to purchase HHCCP, LLC…
The Company entered into an agreement for the exchange of stock for brokers’ fees…

4.   STOCKHOLDERS’ EQUITY

The Company has 95,000,000 shares of common stock and 10,000,000 shares or preferred stock authorized and 3,599,700 common shares issued and outstanding as of September 30, 2010.  The issued and outstanding shares were issued as follows:

100,000 common shares were issued to Judson Bibb on August 19, 2002 for the sum of $100 in cash.

215,000 common shares were issued to Judson Bibb on March 5, 2002 for the sum of $215 in cash.

25,000 common shares were issued to Judson Bibb on October 31, 2002 for the sum of $25 in cash.

2,000,000 common shares were issued to Judson Bibb on December 20, 2002 for the sum of $6,000 in cash.

1,000,000 common shares were issued to 25 shareholders on February 5, 2008 for the sum of $30,000 in cash.

166,700 common shares were issued on September 24, 2010 in exchange for broker services.

93,000 common shares were issued on September 24, 2010 for the sum of $2,000,000 in cash.

4a. COMMON STOCK TRANSACTIONS

On September 2, 2010, the company  increased the number of authorized shares to 95 million shares of common stock and 10 million shares of preferred. The company did not change the par value of the shares.

On the same date, the company also approved a forward 6-to-1 stock split. The effective date of the forward stock split is subject to FINRA approval.  As of September 30,  FINRA has not approved the forward split.

  On September 30, 2010, the company acquired the outstanding membership interests of  Harvest Hartwell   CCP,   LLC in exchange for the issuance of 1,920,000  common shares.  As of September 30, the shares had not been issued.

5.   RELATED PARTY TRANSACTIONS

Previously, the Company used the home of Judson Bibb, an officer and director of the Company, on a rent-free basis for administrative purposes. There was no written lease agreement or other material terms or arrangements relating to said arrangement. With the change of name to Z3 Enterprises, the company changed its base of operations to 2831 St. Rose Parkway, Suite 204, Henderson, NV 89052.

In 2005, 2006, 2007 and 2008, Judson Bibb made loans to the Company totaling $6,439, $4,791, $4,950 and $450 respectively. As of September 30, 2010, his total contributions equal $22,970.

6.     STOCK OPTIONS

As of September 30, 2010, the Company has a joint venture agreement with Phoenix Productions and Entertainment Group, LLC which gives them the option to buy $100,000,000 in stock at $2.50 a share before December 31, 2010 and at the price of $3.50 after December 31.

7.     LITIGATION

As of September 30, 2010, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Background

We are a developmental stage company.   In order to fully implement our business plan, we will require a significant cash infusion.  We believe that future funding opportunities will occur as a result of our joint venture agreement with Phoenix Productions and Entertainment Group, LLC.  However, there can be no assurance that this funding will be available when and if needed and in amounts sufficient to implement our projects.  There is no commitment for additional financing and if available to us, there can be no assurance it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will not be able to meet our obligations or commitments.  The issuance of additional equity securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining debt financing, including commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Our objective is to become a fully functional and operational multi-media publishing and marketing company.    Our goal is to publish health and wellness books, produce educational, entertainment and reality show television programming, feature films and special event marketing.   We will not be able to implement these goals without a significant infusion of capital.  If we do not receive the capital,  we will not be able to launch or fully implement these projects.

In order to expand our operations and become a fully integrated entertainment company offering video streaming, voice over Internet protocol, and the marketing of media related consumer goods, we entered into an agreement with Usee, Inc. We terminated this agreement after uncovering new financial information.

We have several projects under consideration.  We have agreed to pursue a joint venture agreement with Triumph Pictures for the production of  a dramatic comedy with mass market appeal titled “Junk Boy”.

We are also looking into producing a web-based television show tentatively called  “I Wanna be a World Class Athlete”.  The project will begin  as a high school research program concentrating on human movement screening program.   Screening programs are being offered in Arizona and Florida as each state has an area manager who has been marketing the program.  We will be scheduling dates for a crew of videographers to go out and film student athletes performing a battery of tests.  The student athletes may preorder customized sports training analysis and copies of their athletic motions in 3D.

We acquired approximately 48 acres of undeveloped land in Anderson County, South Carolina from Harvest Hartwell CCP, LLC for 1,920,000 shares of our common stock which was valued at $8 million.   We intend to use this land to film various television or movie productions.

 Financial Statements

Comparison of Operating Results for the Three Months ended September 30, 2010 and 2009 and for the year ended December 31, 2009.

Revenue and Operating  Expenses:

For the three and nine months ended September 30, 2010 we had revenues of $7,168.  There were no revenues in the comparable quarter for 2009.  Total revenues for the nine months ended September 30, 2009 were $12,165.  We had no revenues for the comparable fiscal quarter in 2009 nor did we have revenues for the year ended December 31, 2009.

With limited revenues, we have tried to minimize our operating expenses.  For the three months ended September 30, 2010 and 2009 total operating expenses were $4,970 and $1,730. The expenses consisted of professional fees and general and administrative office expenses.  For the nine months ended September 30, 2010 and 2009, total operating expenses were $17,033 and $11,386.  Our total operating expenses in 2009 were $12,601.

For the three months ended September 30, 2010 we had net income of $1,448.   This was our first quarter of net income having incurred a net loss of $(1,730) for the three months ended September 30, 2009 and net losses of $(5,618) and $(11,386) for the nine months ended September 30, 2010 and 2009.

Our net income/loss per share during all applicable periods was nominal.

Liquidity and Capital Resources

Assets and Liabilities

Current assets at September 30, 2010 consisted of cash totaling $1,223 as compared to $5,746 at the beginning of the year.

We have other assets at September 30, 2010 valued at $12,680,536 consisting of a note receivable totaling $2,000,000,   land valued at $1,052,310, plus goodwill from the purchase of the land  valued at $6,947,690. We also have capitalized broker fees of $2,680,536.

Total assets are $12,681,759 as compared to $5,746 at December 31, 2009.

Our accounts payable total $1,095.  We have also recorded a liability of $8,000,000 for the issuance of our common stock.

We will require additional capital to fully implement our business plan.   There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2.
Unregistered Sales of Equity Securities.

During the quarter ended September 30, 2010,  we issued  a total of  2,728,200   shares of our common stock in consideration for the acquisition of USee Inc. and Harvest Hartwell CCP, LLC and matters related thereto

At all times relevant:

-  we gave the purchaser the opportunity to ask questions and receive answers concerning  the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of  the  limitations on resale of the securities; and

In issuing  the foregoing securities,  we relied on the exemptive provisions of Section 4(2)  and/or, Regulation  D  of the Securities Act.

Item 3.
Defaults upon senior securities.

None

 Item 4.

Removed and Reserved.

Item 5.	Other information

None.

Item 6.	Exhibits

Exhibit No.                                                                    Description
-----------                                                          -----------

31.1*                                       Section 302 Certification of the Principal Executive Officer *
31.2 *                       Section 302 Certification of the Principal Financial Officer *
32.1 *                       Section 906 Certification of Principal Executive Officer *
32.2 *                                       Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Z3 Enterprises, Inc.

Date:   November 22,  2010

   By: /s/ Judson Bibb
                               --------------------------------
                               Judson Bibb
                               Chief Executive Officer

Date:  November 22, 2010

By:/s/Judson Bibb

---------------------------------

Chief Financial Officer