Form 10-Q/A
period 2010-09-30
Z3 ENTERPRISES, INC.
filed 2010-12-07
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q /A-1

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-53443

Z3 ENTERPRISES, INC.
(Name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2831 St. Rose Parkway, Suite 204, Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702) 589-4709
(Registrant's telephone number, including area code)

BIBB CORPORATION 5645 Coral Ridge Drive, #171, Coral Springs, FL 33076
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ]   No[X ]

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

Explanatory Note:

           This Form 10-Q/A-1 is being filed to provide more specificity with respect to the Company’s commitments and contingencies set forth in footnote number 3 to the financial statements.

Z3 ENTERPRISES, INC.
Balance Sheets

	(Un-Audited)	(Audited)
	As of	As of
	Sept. 30, 2010	Dec. 31, 2009
ASSETS

Current assets
Cash	$1,223	$5,746

Total current assets	1,223	5,746

Other assets

Note receivable from NFY Financial	2,000,000	-
Investment in land	1,052,310	-
Goodwill from purchase of HHCCP, LLC	6,947,690	-
Capitalized broker fees	2,680,536	-
Total other assets	12,680,536	-

Total assets	$12,681,759	5,746

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,095	$-
Liability of pending common stock issue	8,000,000
Total current liabilities	8,001,095	-

Total liabilities	8,001,095	-

Stockholders' equity
Common stock; $.001 par value; 25,000,000 shares
authorized, 3,340,000 and 3,599,700 shares issued and outstanding
as of December 31, 2009 and September 30, 2010, respectively	3,599	3,340
Additional paid-in capital	4,729,907	49,630
Accumulated deficit	(52,842)	(47,224)
Total stockholders' equity	4,680,664	5,746

Total liabilities and stockholders' equity	$12,681,759	$5,746

The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.
Statements of Income

	(Un-Audited)	(Un-Audited)	(Un-Audited)	(Un-Audited)	(Audited)

	Three months ended		Nine months ended		Year ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Dec. 31, 2009

Revenue	$7,168	$-	$12,165	$-	$-
Cost of goods sold	750	-	750	-	-
Gross profit	6,418	-	11,415	-	-

Operating expenses
Professional fees	3,200		14,365		10,387
General and administrative	1,770	1,730	2,668	11,386	2,214

Total operating expenses	4,970	1,730	17,033	11,386	12,601

Income (loss) from operations	1,448	(1,730)	(5,618)	(11,386)	(12,601)

Income (loss) before provision for income taxes	1,448	(1,730)	(5,618)	(11,386)	(12,601)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$1,448	$(1,730)	$(5,618)	$(11,386)	$(12,601)

Basic and diluted income (loss) per common share	$0.0004	$(0.0006)	$(0.0017)	$(0.0038)	$(0.0038)

Basic and diluted weighted average
common shares outstanding	3,360,199	2,973,333	3,346,733	2,973,333	3,340,000

The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.
Statements of Cash Flows (Un-Audited)

	Nine months ended
	Sept. 30. 2010	Sept. 30, 2009
Cash flows from operating activities:
Net loss	$(5,618)	$ (11,386)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	1,095
Net cash used by operating activities	(4,523)	(11,386)

Cash flows from investing activities:
Additions to notes receivable	(2,000,000)
Net cash used by investing activities	(2,000,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000,000

Net cash provided by financing activities	2,000,000	-

Net decrease in cash	(4,523)	(11,386)

Cash, beginning of period	5,746	18,347

Cash, end of period	1,223	6,961

The accompanying notes are an integral part of these financial statements.

1 .   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history – Z3Enterprises, Inc., a Nevada corporation, (hereinafter referred to as the “Company” or “Z3E, Inc.”) was incorporated in the State of Nevada on July 22, 2002.  The company is in the business of multi-media production and marketing.  The Company operations have been limited to a small amount of revenue and mostly general administrative operations.

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

Concentration of risk – Our operations are dependent upon the financial support of Judson Bibb and Phoenix Productions and Entertainment Group.  Should either discontinue funding, it is likely that the Company will need to seek additional capital.

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

Professional fees - The expenses for the three months and nine months ended September 30, 2010 were as follows:

	3 Months	9 Months
Accounting fees	$1,500	$9,300
Legal fees	-	1,500
Filing and Transfer Agents	1,700	3,565
	$3,200	$14,365

General & administrative expenses – The expenses for the three months and nine months ended September 30, 2010 were as follows:

	3 Months	9 Months
Advertising	$800	$800
Licenses & Permits	502	727
Office & other expenses	468	1,141
	$1,770	$2,668

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.   PROPERTY AND EQUIPMENT

As of September 30, 2010, the Company does not own any equipment. The company owns 48.14 acres in Anderson County, South Carolina.

3.   COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with NFY Financial to provide $2,000,000 in funding in exchange for 93,000 common shares.

The Company entered into an agreement to pay  finders’ fees  with stock. The fees were owed in connection with the $2,000,000 in funding.

The Company entered into an agreement to purchase the complete membership interests of Harvest Hartwell CCP, LLC. The interests encompass 48.14 acres of lakefront property and were exchanged for 1,920,000 shares of common stock.

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

Our objective is to become a fully functional and operational multi-media production and marketing company.    Our goal is to publish health and wellness books, produce educational, entertainment and reality show television programming, feature films and special event marketing.   We will not be able to implement these goals without a significant infusion of capital.  If we do not receive the capital,  we will not be able to launch or fully implement these projects.

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

We are also looking into producing a web-based television show tentatively called  “I Wanna be a World Class Athlete”.  The project will begin  as a high school research program concentrating on human movement screening program.   Screening programs are being offered in Arizona and Florida as each state has an area manager who has been marketing the program.  We will be scheduling dates for a crew of videographers to go out and film student athletes performing a battery of tests.  The student athletes may pre-order customized sports training analysis and copies of their athletic motions in 3D.

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

We have other assets on September 30, 2010 valued at $12,680,536 consisting of a note receivable totaling $2,000,000,   land valued at $1,052,310, plus goodwill from the purchase of the land  valued at $6,947,690. We also have capitalized broker fees of $2,680,536.

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

                           Z3 Enterprises, Inc.

Date:   December 6, 2010

          By: /s/ Judson Bibb
                           --------------------------------
                            Judson Bibb
                            Chief Executive Officer

Date:  December 6, 2010

By:/s/Judson Bibb

---------------------------------

Chief Financial Officer