Form 10-K
period 2010-12-31
Z3 ENTERPRISES, INC.
filed 2011-10-03
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-53443

Z3 Enterprises, Inc.

 (Exact name of registrant as specified in its charter)

    Nevada                                        75-3076597_________

        (State or other jurisdiction of        (IRS Employer Identification No.)

                  incorporation or organization)

Ross Giles, President

7322 S. Rainbow Blvd, Suite 194

Las Vegas, Nevada   89139

 (Address of principal executive office)

Registrant’s telephone number, including area code: (702) 508-9255

Securities registered pursuant to Section 12(b) of the Act:

 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [__] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [__] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [__] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [__] No[__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]                         Accelerated filer [__]

Non-accelerated filer [__]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__]  No [X]

As of June 30, 2010, the aggregate market value of shares held by non-affiliates (based on the close price of $.51 on that date) was approximately $2,353,108.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 48,259,875 shares of common stock as of September 8, 2011

TABLE OF CONTENTS

Item No.		Page No.
1	Business	5
1A	Risk Factors	13
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	21

	` PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
6	Selected Financial Data	22
7	Management's Discussion and Analysis of Financial Condition	23
	and Results of Operations
7A	Quantitative and Qualitative Disclosures About Market Risk	30
8	Financial Statements and Supplementary Data	30
9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	30
9A	Controls and Procedures	30
9B	Other Information	32

	PART III
10	Directors, Executive Officers and Corporate Governance	32
11	Executive Compensation	35
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
13	Certain Relationships and Related Transactions, and Director Independence	36
14	Principal Accountant Fees and Services	37

	PART IV
15	Exhibits and Financial Statement Schedules	38

	SIGNATURES	53

Information Regarding Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Business”, “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-K and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Readers are also urged to carefully review and consider the various disclosures made by the Company in this report that seek to advise interested parties of the risks and other factors that affect the Company’s business. Interested parties should also review the Company’s reports periodically filed with or furnished to the Securities and Exchange Commission.

The risks affecting the Company’s business include, among others: lack of other sources of funding, the Company’s continuing compliance with applicable laws and regulations, product acceptance; competition in the industry and technological changes.

All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

PART 1

ITEM 1: BUSINESS

CORPORATE INFORMATION

Z3 Enterprises, Inc. (the “Company” or ”Z3E”) was incorporated in the State of Nevada on July 22, 2002 under the name “Bibb Corporation”. On September 3, 2010, the Company amended its Articles of Incorporation to change its name to Z3 Enterprises, Inc. Our mailing address is 7322 S. Rainbow Blvd. Suite 194, Las Vegas, NV  89139. Our telephone number is (702) 508-9255 and our e-mail address is info@hpevinc.com.

THE COMPANY

The Company began its development stage in July 2002. Since inception we focused primarily on research and development activities, organizing our company, finding and negotiating with vendors, raising capital and laying the groundwork to take the company public.

The original planned principal operations were to produce fully integrated multi-media products targeting the marginally literate. That changed when we signed a joint venture with Phoenix Productions and Entertainment Group (PPEG) and thereby commenced substantial operations and the focus shifted to health and wellness books; educational, entertainment and reality show programming as well as feature films and special event marketing.

As a result of the joint venture, the Company changed its name from Bibb Corporation to Z3 Enterprises, Inc. A few months later, PPEG bought out the majority shareholder of the Company and there was a change of control of the Company.

From September 2010 through March 2011, the Company pursued business opportunities with Usee, Inc. and Usee CA, Inc; and Trinity Springs, Ltd., respectively, but the agreements were never consummated and the projects were terminated.

On December 24, 2010, the Company executed a Memorandum of Understanding with Taharqa Aleem and Tunde Ra Aleem (the Aleem Brothers) whereby Z3 was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters. The memorandum provided for the transfer of all rights, title and interest to the full extent possible under law to unreleased recordings of The Ghetto Fighters featuring Jimi Hendrix, among other properties.

The memorandum also provided for cash payments of $500,000 from the Company to the Aleem brothers, the issuance of $500,000 worth of the Company’s common stock and royalty payments ranging from 20% to 50% from projects based on the print and musical works.

The Aleem Brothers requested and received $75,000 in good faith money.

The Company’s due diligence raised questions about some of the claims being made. On March 11, 2011, the Company proposed to nullify the terms of the agreement and replace it with one that more accurately reflected the scope and value of the works being acquired.

A new contract was presented by the Company to the Aleem Brothers and there was no response. Consequently, the Company terminated the contract and requested return of the funds advanced. To date, the funds have not been returned.

As a result, the agreement remained on the company’s books. Since then, the Company’s direction has changed. It is no longer involved in entertainment projects whereas PPEG is. Consequently, it is likely that agreement with the Aleem Brothers and all financial and creative rights attached thereto, will be transferred to PPEG as consideration for up to $100,000 of the loans related to the Z3E/PPEG joint venture.

In March 2011, we were presented with an opportunity that we believed should generate revenues far earlier than the typical timeline for income related to films and other entertainment projects.

To that end, we acquired HPEV, Inc, a Delaware corporation that holds patents for a variety of heat pipes and heat pipe applications as well as a patent for a parallel vehicle platform that enables vehicles to alternate between two sources of power.

HPEV’s technologies in combination with existing technologies should enable us to convert any existing internal combustion vehicle on the road into a plug-in hybrid electric vehicle which should result in reduced energy and maintenance costs as well as emissions.

We have an accumulated deficit of $6,043,987 since inception. Our liabilities and equity now total $713,657. We have generated $12,165 in revenue to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Beginning with plug-in hybrid electric vehicle conversions, we intend to commercialize the HPEV technologies in a variety of applications and markets by licensing the conversion systems to fleet owners, vehicle dealers and service centers. The company also plans to license the heat pipe technologies to engine and vehicle component manufacturers.

We do not intend to change our current business activities. If we are unable to complete our business plans and become profitable, we may decide that we cannot continue with our business operations as outlined in our original business plan and may be forced to seek other potential business opportunities that might be available; however, we have no plans or intentions to do so at this time.

BUSINESS DEVELOPMENTS

On September 3, 2010, the Company amended its Articles of Incorporation to change its name to Z3 Enterprises, Inc. The Company also increased the number of authorized shares from 25 million to 105 million. The 105 million shares were divided into 95 million shares of common stock and 10 million shares of blank check preferred.

Another amendment put a forward 6-to-1 stock split into effect upon the date the split was approved by FINRA. After the split, one share of Z3E’s old common stock was converted into six shares of Z3E’s new common stock which resulted in the issuance of 25,035,500 shares of new common stock.

On September 3, 2010, the Company and Phoenix Productions and Entertainment Group, LLC (“PPEG”), a Nevada limited liability company, entered into a Joint Venture Agreement to produce and distribute television, feature films, and other entertainment and educational projects.

With the signing of the Joint Venture Agreement, the Company’s business model evolved from multi-media publishing to reflect the terms of the Joint Venture Agreement.

Pursuant to the Joint Venture Agreement, PPEG agreed to provide Z3E with a minimum of $10 million in loans, lines of credit, or investments (up to $100 million) to fund the production, distribution and implementation of entertainment and educational projects. The funds were designated to be for the exclusive use and benefit of Z3E.

In return for the loan or line of credit, PPEG will receive the full amount of its loans or investment plus an interest payment of five percent upon receipt of revenues by Z3E from each project. The revenues include licensing, tax incentives, domestic and international sales as well as all other forms of income related to the projects funded by capital from PPEG.  PPEG may convert any loans or lines of credit provided under the agreement through December 31, 2010 into Z3E common stock at a price of $2.50 per share, and at a conversion price of $3.50 per share for loans or lines of credit provided thereafter. As of December 31, 2010, the loans or lines of credit have not been converted.

After return of PPEG’s original capital investment or conversion of the principal into Z3E common stock, the profits of each project shall be split equally after reimbursement of Z3E’s expenses. The equal profit distribution shall continue for the entire life of the project(s) as well as all future distribution in any new or existing media.

Control and management of the joint venture’s projects rest exclusively with Z3E. Any control by PPEG will accrue only as a consequence of conversion of capital into Z3E common stock.

On September 7, 2010, the Company and PPEG entered into a Loan Agreement pursuant to which PPEG is to lend the Company up to $1,000,000 (the “PPEG Loan Agreement”). Loans under the PPEG Loan Agreement are interest-free and are not convertible into the common stock of the Company as provided in the PPEG Joint Venture Agreement. All loans to date from PPEG to the Company have been made pursuant to the PPEG Loan Agreement. Loans from PPEG to the Company totaled $267,052 for the year ended 2010. The monies were used for all aspects of the operations of Z3 Enterprises as well as acquisitions such as Usee. Inc., Harvest Hartwell and the rights to the print and musical works of the Aleem Brothers as well as entry into the negotiations for Trinity Springs.

To date in 2011, PPEG has loaned the Company another $64,775. Once again, the funds were used for operations as well as additional good faith money for the Aleem Brothers and the acquisition of HPEV, Inc.

On September 24, 2010, the Company acquired 100% of the issued and outstanding shares of Usee, Inc. in exchange for 10,002,000 of its common shares. The transaction was later cancelled after due diligence discovered some improprieties on the part of Usee. The Company is working to recover the stock certificates that were issued. As of September 8, 2011, the Company has not received back 1,641,690 shares of common stock, valued at $4,391,521, and has placed a stop transfer order on all outstanding shares. The Company has evaluated the collectability of the receivable and recorded a 100% allowance and bad debt expense for $4,391,521.

The prospects for recovering the shares are unknown. Demand letters were sent to no avail. We anticipate taking the next step when funds are available to pursue such matters. At the moment, our focus is on creating our initial prototype and generating revenues. We don’t foresee liabilities arising from the termination of this contract. The majority of the shares have been returned from the company. Two of the entities with outstanding shares functioned as agents for the contract that was terminated.

On September 30, 2010, Z3E acquired 100% of the membership interests in Harvest Hartwell, CCP, LLC (HHCCP), a Michigan limited liability company. The centerpiece of the acquisition was just over 48 acres of undeveloped property on Lake Hartwell in Anderson County, South Carolina owned by HHCCP. The Company planned to use the property as a location for a reality show.

The purchase price was $8,000,000. It was paid through the issuance of 1,920,000 shares of Z3E common stock. After the acquisition, HHCCP became a wholly-owned subsidiary of Z3E.

As part of the agreement, Richard S. Glisky, the previous holder of the membership interests, had the right to re-acquire all of the membership interests until September 30, 2011 at a price equal to or greater than $8,000,000. On September 2, 2011, both parties agreed to rescind the agreement. The Company assigned 100% of its membership interests back to Mr. Glisky and satisfied a $22,500 lien it had placed upon the real property owned by HHCCP. Mr. Glisky agreed to assign the 1,920,000 shares of common stock back to the Company and the Company has recorded an $8,000,000 stock receivable as of December 31, 2010. As of September 8, 2011, the shares had not been assigned back to the Company.

We believe the prospects for recovering the shares are good. Our lawyer who handled the rescission agreement has stopped work until his outstanding invoice has been resolved. At such time as we are able to settle our debt, work will resume and the return of the shares should occur forthwith. We don’t foresee any liabilities arising from the rescission of this contract. The agreement was arrived at after negotiations with both parties represented by counsel.

On December 24, 2010, the Company executed a Memorandum of Understanding with Taharqa Aleem and Tunde Ra Aleem (the Aleem Brothers) whereby Z3 was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters. The memorandum provided for the transfer of all rights, title and interest to the full extent possible under law to unreleased recordings of The Ghetto Fighters featuring Jimi Hendrix, among other properties.

The memorandum also provided for cash payments of $500,000 from the Company to the Aleem brothers, the issuance of $500,000 worth of the Company’s common stock and royalty payments ranging from 20% to 50% from projects based on the print and musical works.

The Aleem Brothers requested and received $75,000 in good faith money.

The Company’s due diligence raised questions about some of the claims being made. On March 11, 2011, the Company proposed to nullify the terms of the agreement and replace it with one that more accurately reflected the scope and value of the works being acquired.

A new contract was presented by the Company to the Aleem Brothers and there was no response. Consequently, the Company terminated the contract and requested return of the funds advanced. To date, the funds have not been returned.

As a result, the agreement remained on the company’s books. Since then, the Company’s direction has changed. It is no longer involved in entertainment projects whereas PPEG is. Consequently, it is likely that the agreement with the Aleem Brothers and all financial and creative rights attached thereto, will be transferred to PPEG as consideration for up to $100,000 of the loans related to the Z3/PPEG joint venture.

On December 24, 2010, Phoenix Productions and Entertainment Group, Inc. (“PPEG”) entered into a Stock Purchase Agreement with Judson Bibb whereby PPEG agreed to acquire 13,639,200 shares of the Company’s issued and outstanding shares of common stock for a purchase price of $100,000.

The shares represented approximately 68% of the Company’s issued and outstanding shares of common stock.   As a result, the Company changed control and Judson Bibb resigned as an officer of the company.  Ross Giles was appointed as the Company’s new chief executive officer and president and Ron Littrell was appointed as the Company’s chief operating officer. Judson Bibb agreed to remain as a director.

Mr. Giles and Mr. Littrell were paid as contractors to the Company prior to becoming officers. As an officer, Mr. Giles was paid $5,000 in salary for his work during the first quarter of 2011. Mr. Littrell has not received a salary for his work as an officer and the Company has never established compensation for Mr. Bibb.

On January 26, 2011, we entered into an agreement to acquire Trinity Springs, Ltd (Trinity), also known as Crystal Paradise Holdings, Inc., an Idaho Corporation. Z3 Enterprises agreed to buy Trinity for $18,600,000. The agreement and closing of the transaction were subject to the receipt of cash by the disbursing agent and settlement of outstanding liens by Trinity as well as a recommendation to sell by Trinity’s board or directors and approval by Trinity’s shareholders as required under the Idaho Business Corporation Act.

On March 24, 2011, the Company terminated its Asset Purchase and Sale Agreement with Trinity. Grounds for the termination were based upon the revelation of litigation regarding Trinity’s assets filed at the time of the signing of the agreement and the failure to reach modified payment terms and conditions based upon the existence of the litigation.

To enter the negotiations, Trinity required a $100,000 non-refundable deposit. Subsequent to the termination of our original agreement, Trinity has been unable to find a buyer. As a result, we are continuing to have discussions with management regarding the purchase of the water company.

On March 29, 2011, the Company entered into a share exchange agreement to acquire HPEV, Inc. (“HPEV”), a Delaware corporation, which agreement was amended on June 14, 2011. The Company acquired one hundred percent of the shares of common and preferred stock in HPEV in exchange for the issuance of 22,000,000 common shares of stock of Z3E.

According to the terms of the share exchange agreement and pending a change in the Company by-laws which has not occurred as of September 8, 2011, Z3E shall designate Quentin Ponder and Tim Hassett as directors of Z3E, as well as two independent representatives to be named later by HPEV as additional directors.

The current management team of HPEV remained in place.

With the acquisition of HPEV, the Company’s direction changed. HPEV Inc. owns one patent and has 8 others pending which cover heat pipes and a parallel vehicle platform. Our intent is now to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. We also intend to incorporate our heat pipe technology in automotive components such as brakes.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s CEO, President, Treasurer and Secretary effective upon the filing of all reports with the Securities and Exchange Commission that were currently past due, specifically the 10K for 2010 and the 2011 first quarter 10Q. While the second quarter 10Q is also currently past due, that will be filed by the incoming president.

On June 29, 2011, the Board appointed Quentin Ponder as the Company’s new CEO and President, effective on the date of the filing of the first quarter 10Q.

On July 13, 2011, the Company filed a provisional patent application for a heat pipe cooled brake system.

OVERVIEW

ITEM 1. Business

Upon the successful completion of implementation and testing, we plan to license our electric load assist in a parallel platform for vehicles ranging from cars to trucks and buses as well as license our heat pipe technology for a variety of motor-based applications including automotive, aviation, marine, industrial and small appliances.

Our initial focus will be on plug-in hybrid electric vehicle conversions using the parallel platform and on the incorporation of our heat pipe technology in a few automotive components such as brakes.

For convenience, the terms ‘we’ and ‘company’ are used to refer collectively to the parent company and the subsidiaries.

SUBSIDIARY

HPEV, Inc.

HPEV Inc. owns one patent and has 8 others pending which cover composite heat pipes and parallel vehicle platforms.

Composite heat pipes can be used to convey thermal energy away from heat sources such as engines or even brake calipers and resistors. The pipes operate without using pumps or moving parts and should enable the engines to run cooler. The cooler an engine can run, the more horsepower it can generate and the longer the engine may last. A parallel vehicle platform enables a vehicle to be powered by either internal combustion (gasoline or diesel) or electric power.

By combining HPEV’s new technologies with existing technologies, it should be possible to retrofit internal combustion vehicles to create plug-in hybrid electric vehicles.  Hybrid vehicles run on either fuel or electric power depending on which is more efficient for the speed and driving conditions. The increase in efficiency reduces the load on the engine and the reduction should reduce energy and maintenance costs as well as reduce emissions.

The Company is currently sourcing the components to perform its initial conversion. The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to automotive dealers and service centers nationwide as well as fleet owners.

It is estimated that the first conversion will be completed in the first quarter of 2012.

HPEV’s heat pipe technologies should also have applications in any device which relies on an engine: from small appliances to aviation and marine, however, there are no plans to pursue those markets at this time.

There are plans to incorporate composite heat pipes in vehicle components which generate heat such as brake calipers, resistors and rotors. The new brake components should be incorporated in the initial conversion vehicle. If testing is successfully completed, the Company intends to license the technology or new products to existing manufacturers.

By utilizing networks of licensees and affiliates to market and distribute its systems and products, HPEV intends to keep its overhead low and focus on training installers and coordinating the supply chain rather than focus on sales.

STRATEGY

Z3 Enterprises’ strategy hinges on the initial conversion of a standard truck into a plug-in hybrid electric vehicle. A Ford F350 will be used to showcase the validity of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor trailer trucks and buses.

It is estimated that the first conversion should be ready by the first quarter of 2012. As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to fleet owners and service centers nationwide as well as automotive dealers. Auto dealers should have a particular interest in the technology. They have existing space to offer services, want additional revenue streams and seek ways to increases sales of SUVs and trucks. Z3 will provide training and components while the fleet, service center and dealer mechanics will perform the retrofits.

By utilizing networks of affiliates and distributors to market its products, the Company plans to keep its overhead low and focus on training and coordinating the supply chain to produce the components that will be shipped directly to fleet owners, automobile dealers or service centers for the conversions.

To that end, the Company is soliciting pre-orders and pre-license agreements from fleet owners and dealerships. All new agreements reached and licenses signed will be used to begin promoting the technology.

In conjunction with the completion of the initial conversion, the Company intends to start with a regional roll out on the East and West Coasts, specifically targeting the two states with the toughest environmental regulations: California and New York.

Z3 will rely on a highly structured, comprehensive marketing strategy in which each element cross promotes and reinforces the others. The marketing mix will include: social media marketing, an online video channel, public relations to trade and consumer media, seminars for consumers and automotive professionals, participation in environmental events and co-op advertising.

The repetition coming from a number of avenues will build credibility and enhance retention. More importantly, it helps cut through the clutter of competing messages that bombard consumers every day.

The cross promotion strategy also builds awareness and help generates sales by creating a number of avenues that lead potential licensees to the Company’s offerings.

The Company also intends to commercialize and license its composite heat pipe technology to enhance the lifespan and effectiveness of individual truck and automotive products such as brake rotors, resistors and calipers.

COMPETITION

While the new hybrid electric vehicle industry is intensely competitive and features several multi-national companies such as Ford, GM, Volvo and Toyota, the market for hybrid conversions is in its infancy. There are a number of small companies selling do-it-yourself conversion kits for individual vehicles and EV Power Systems is pitching conversions for fleets. To our knowledge, no other company offers an electric load assist in a parallel platform nor an aftermarket commercial platform that is being retrofitted on a regular, on-going basis.

Eaton Corporation is converting commercial vehicles on a contract basis by replacing the entire power-train including the engine, transmission, fuel tank and drive shaft. Z3 Enterprises intends to perform conversions by replacing only the rear axle and adding standard components along with patented thermal engineered motor and the patent pending electric load assist.

We aim to compete in both the individual vehicle and the fleet markets for currently owned vehicles.

To a limited extent, we will be competing against new hybrid vehicles wherein the consumer or fleet owner has a vehicle that is near the end of its useful life and who elects to purchase a new hybrid vehicle rather than upgrade with a conversion to a plug-in hybrid. However, it may still be cost effective for the consumer to purchase new and then add the conversion depending on the added cost for a new hybrid versus the conversion cost.

Some of our competitors and potential competitors may have greater resources than we do, and may be able to respond more quickly and efficiently to changes in the marketplace whether technological, economic or simply changes in customer requirements or preferences.

Some of our potential competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal. That enhances their ability to obtain top engineering talent as well as sales representatives with strong industry ties. Plus, their greater market clout could effectively overwhelm our promotional and marketing efforts.

Although we believe that our products and services will compete favorably, we cannot ensure that they will be profitable nor that we can maintain a competitive position against potential competitors. Increased competition may result in price reductions, reduced gross margins, loss of market share and loss of licensees, any of which could materially and adversely affect our business, operating results and financial condition.

We cannot ensure that our current or future competitors will not develop products which may be superior to ours or which may prove to be more popular. It is possible that new competitors will emerge and rapidly acquire market share. We cannot ensure that we will be able to compete successfully against current or future competitors or that the competitive pressures will not materially and adversely affect our business, operating results and financial condition.

EQUIPMENT

As a company that commercializes or licenses our proprietary technology for others to install, manufacture and/or distribute; our equipment needs are project-specific and temporary.  We do not intend to purchase any equipment to implement our business operations, but instead we will rent or lease as needed.

MANUFACTURING

No manufacturing will be done in-house. Instead, the Company will rely on off-the-shelf and made-to-order equipment combined with proprietary software created specifically for use on our parallel platform. To that end, the Company has already sourced and priced axles, electric motors and other components as well as software programmers. Installations will be performed by our licensees.

PATENTS, TRADEMARKS, AND COPYRIGHTS

Our subsidiary, HPEV, has been assigned the rights to one issued patent and has eight other patents pending. The issued patent and four patents pending all relate to the utilization of heat pipes to remove heat from various types of electric motors & generators. By removing heat in a more efficient manner it provides significant cost and performance benefits. The sixth patent pending is for a composite structure heat pipe. The seventh patent pending is a parallel load assist that can be used to convert car, SUV and truck platforms into plug-in hybrid electric vehicles. An eighth patent pending covers the incorporation of composite heat pipes into brake systems. The technology from the issued patent and most of the patents pending will be combined with the patent-pending, parallel load assist as a basic platform for retrofitting existing vehicles into plug-in hybrid electric vehicles. The patents pending covering heat pipes and brake systems will be used as the basis for incorporation of composite heat pipes into vehicular components.

A trademark for the term ‘electric load assist’ has been applied for. A logo and a company symbol have been chosen, but they have yet to be trademarked. However, they are copyrighted. At some time in the future, we will apply for trademarks for the logo and symbol.

Even if we receive trademarks, we still have no assurance that they will prevent competitors from using the same or similar names, symbols, concepts or appearance. Should either happen, we may have to enter into litigation to prevent the use of our property or creative ideas and, at present, we do not feel we have the resources to do so and would probably avoid any such litigation.

GOVERNMENT AND INDUSTRY REGULATIONS

The Magnuson–Moss Warranty Act is a federal law that protects consumers by not allowing a vehicle manufacturer to void the warranty on a vehicle due to an aftermarket part unless, the manufacturer can prove that the aftermarket part caused or contributed to the failure in the vehicle.

Z3 Enterprises intends to add an electric load assist on a parallel platform to motor vehicles.  The only original vehicle part that will be significantly modified in the conversion process is the rear axle.  There will be some additional parts (motor, drive, battery and sensors and controls) added, but these parts will not change how the vehicle operates in any way.

Although we will be adding power directly to the rear wheels, the rest of the drive train will operate according to the manufacturer’s specifications.

Therefore, the original warranty should remain in effect.

As for the rear axle and all our other components (motor, drive, batteries, controller/sensors), they will be warranted by their respective manufacturers.

In addition, the total weight of the additional components added should remain within the vehicle’s Gross Vehicle Weight Rating.  As a result, the conversion should not run afoul of either federal or state transportation regulations.

Any change to the original configuration of an EPA certified vehicle, including alternative fuel conversion, is a potential violation of the Clean Air Act prohibition against tampering. The EPA has established protocols through which we may seek exemption from the tampering prohibition by demonstrating that emission controls in the converted vehicle will continue to function properly and that pollution will not increase as a result of conversion. Z3 Enterprises intends to demonstrate that its converted vehicles satisfy EPA emissions requirements.

We also intend to comply with state emission regulations as well. For instance, California’s regulations require that retrofit systems be evaluated and certified by the Air Resources Board.

LABOR LAWS

Currently, we do have any employees who are members of a guild or union, however, some of those performing conversions at our intended licensees may be members of guilds or unions, which bargain collectively with individual companies or on an industry-wide basis from time to time. Our relationship with our licensees will be at arm’s length. Therefore, our operations will not be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have no employees. We have independent contractors working on our initial conversion. As funding is received and products or additional services are initiated, employees will be hired on an as-needed basis. We do not currently have any written agreements with any proposed employee, although we do have consulting agreements with some of our consultants. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no employee contracts, agreements or personal benefits available to anyone associated directly or indirectly with the company, although we do have consulting agreements with some of our consultants.

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

The following are what we believe are the most material risks involved:

Our limited operating history and recent change in business direction makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. Of even greater significance is that fact that we have no operating history with respect to converting internal combustion motor vehicles into plug-in hybrid electric vehicles by utilizing electric load assist on a parallel platform.

While the basic technology has been verified, we only recently have begun the final commercialization of the complete HPEV system in preparation for our initial conversion of a vehicle. This limits our ability to accurately forecast the cost of the conversions or to determine a precise date on which the commercial platform for vehicle conversions will be widely released.

Equally, we have no operating history with respect to commercializing our heat pipe technology by incorporating it in brake components.

Consequently, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. If the market for hybrid electric conversions or brake components enhanced with heat pipe technology does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

RISKS RELATED TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

The market for plug-in hybrid electric vehicle conversions is relatively new, rapidly evolving, characterized by rapidly changing technologies, evolving government regulation, and changing consumer demands and behaviors. Factors that may influence the conversions to plug-in hybrid electric vehicles, include:

-  Decreases in the price of oil, gasoline and diesel fuel may slow the growth of our business and negatively impact our financial results.

-  Prices for oil, gasoline and diesel fuel can be very volatile. Increases in the price of fuels will likely raise interest in plug-in hybrid conversions. Decreases in the price of fuels will likely reduce interest in conversions and reduced interest could slow the growth of our business.

Our growth depends in part on environmental regulations and programs mandating the use of vehicles that get better gas mileage and generate fewer emissions. Modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of vehicles that get better gas mileage and generate fewer emissions. For instance, the Ports of Los Angeles and Long Beach have adopted the San Pedro Bay Ports Clean Air Action Plan, which outlines a Clean Trucks Program that calls for the replacement of 16,000 drayage trucks with trucks that meet certain clean truck standards.

Industry participants with a vested interest in gasoline and diesel invest significant time and money in efforts to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. For instance, the American Trucking Association has filed suit to challenge specific concession requirements in the Clean Trucks Program, either of which may delay the program's implementation.

Furthermore, the economic recession may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry or the general public that cannot be absorbed in a shrinking economy. The delay, repeal or modification of federal or state regulations or programs that encourage the use of more efficient and/or cleaner vehicles could slow our growth and adversely affect our business.

Some aspects of our business will depend in part on the availability of federal, state and local rebates and tax credits for hybrid electric vehicles. A reduction in these incentives would increase the cost of conversions for our customers and could significantly reduce our revenue.

Hybrid conversions for the general public will depend in part on tax credits, rebates and similar federal, state and local government incentives that promote hybrid electric vehicles. We anticipate that fleet owners will be less reliant on incentives. As for other products we create, there should be no reliance at all.

Nonetheless, any reduction, elimination or discriminatory application of federal, state and local government incentives and other economic subsidies or tax credits because of policy changes, the reduced need for such subsidies or incentives due to the perceived success of the hybrid conversions, fiscal tightening or other reasons could have a material adverse effect on our business, financial condition, and operating results.

The use of plug-in hybrid electric vehicles or incorporation of our heat pipe technology in vehicle components may not become sufficiently accepted for us to expand our business.

To expand our conversion business, we must license new fleet, dealer and service center customers. To expand our heat pipe technology business, we must license vehicle parts manufacturers. In either case, we cannot guarantee that we will be able to develop these customers or that they will sign our license contracts. Whether we will be able to expand our customer base will depend on a number of factors, including: the level of acceptance of plug-in hybrid electric vehicles by fleet owners and the general public or the desire by vehicle parts manufacturers to enhance their products with our heat pipe technology.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline or diesel engines or even if there are improvements in heat reduction or heat transfer technology, demand for hybrid electric conversions and/or our other products may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective than our traditional fuel/electric combination have the potential to slow adoption of plug-in hybrid electric vehicles. Hydrogen, compressed natural gas and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to our gasoline or diesel and electric combination. Equally, any significant improvements in the fuel economy or efficiency of the internal combustion engine may slow conversions to plug-in hybrid vehicles and, consequently, would have a detrimental effect on our business and operations.

While we are not aware of any pending innovations in or introductions of new heat reduction or heat transfer technologies, that doesn’t mean none are in the offing. We have no control of what our competitors are doing nor awareness of their plans until such information is released for general consumption. The introduction of any new technology that offers better or equivalent results at a lower price would have a detrimental effect on our business and operations.

Our research and commercialization efforts may not be sufficient to adapt to changes in electric vehicle technology.

As technologies change, we plan to upgrade or adapt our conversion system in order to continue to provide vehicles with the latest technology, in particular battery cell technology. However, our conversions may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our conversion system. For example, we do not manufacture battery cells and that makes us dependent upon other suppliers of battery cell technology for our battery packs.

Any failure to keep up with advances in electric or internal combustion vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition.

RISKS RELATED TO BUSINESS AND ECONOMIC CONDITIONS

The cyclical nature of business cycles can adversely affect our business.

Our business is directly related to general economic conditions which can be cyclical. It also depends on other factors, such as corporate and consumer confidence and preferences. A significant increase in global sales of electric or hybrid vehicles could have a direct impact on our earnings and cash flows by lowering the need to convert existing vehicles to plug-in hybrids. Consequently, it would also have an adverse effect on our business, results of operations and financial condition.

A prolonged economic downturn or economic uncertainty could adversely affect our business and cause us to require additional sources of financing, which may not be available.

Our sensitivity to economic cycles and any related fluctuation in the businesses of our fleet customers or income of the general public may have a material adverse effect on our financial condition, results of operations or cash flows. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience lowered incomes or deterioration of their businesses, which may result in the delay or cancellation of plans to convert their vehicles. As a consequence, our cash flow could be adversely impacted.

Any changes in business credit availability or cost of borrowing could adversely affect our business.

Declines in the availability of business credit and increases in corporate borrowing costs could negatively impact the number of conversions performed. Substantial declines in the number of conversions by our customers could have a material adverse effect on our business, results of operations and financial condition.

In addition, the disruption in the capital markets that began in 2008 has reduced the availability of debt financing to support the conversion of existing vehicles into plug-in hybrids. If our potential customers are unable to access credit to convert their vehicles, it would impair our ability to grow our business.

Our future business depends in large part on our ability to execute our plans to market and license our conversion system.

Failure to obtain reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market our conversion system could negatively affect our Company’s revenues and business operations.

Even if we are successful in developing a high volume conversion platform and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including factors beyond our control such as problems with suppliers and vendors, or shipping schedules that meet our customers’ conversion requirements. Any failure to develop such capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition.

Adverse developments affecting one or more of our suppliers could harm our profitability.

Any significant disruption in our supplier relationships, particularly relationships with sole-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to handle any commodity cost volatility and/or sharply changing volumes while still performing as we expect. To the extent our suppliers experience supply disruptions which may continue to occur in the aftermath of the March 2011 earthquake, tsunami and nuclear crisis in Japan, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Increases in costs of the materials and other supplies that we use in our products may have a negative impact on our business.

Significant changes in the markets where we purchase components and supplies for the hybrid conversions may adversely affect our profitability, particularly in the event of significant increases in demand where there is not a corresponding increase in supply, inflation or other pricing increases. Volatility may have adverse effects on our business, results of operations or financial condition.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

RISKS RELATED TO LEGAL, REGULATORY, TAX AND ACCOUNTING MATTERS

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company has no stabilized source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

We may incur material losses and costs as a result of warranty claims and product liability actions that may be brought against us.

We face an inherent business risk of exposure to product liability in the event that our hybrid conversions or other products fail to perform as expected and, in the case of product liability, failure of our products results in bodily injury and/or property damage.

Our customers have expectations of proper performance and reliability of our hybrid conversions and any other products that we may supply. If flaws in the design of our products were to occur, we could experience a rate of failure in our hybrid conversions or other products that could result in significant charges for product re-work or replacement costs. Although we engage in extensive quality programs and processes, these may not be sufficient to avoid conversion or product failures, which could cause us to:

•	lose net revenue;
•	incur increased costs such as costs associated with customer support;
•	experience delays, cancellations or rescheduling of conversions or orders for our products;
•	experience increased product returns or discounts; or
•	damage our reputation;

all of which could negatively affect our financial condition and results of operations.

If any of our hybrid conversions or other products are or are alleged to be defective, we may be required to participate in a recall involving such conversions or products. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business.

Depending on the terms under which we supply products to a vehicle component manufacturer, a manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under their warranties when the manufacturer asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our planned insurance coverage should be adequate to satisfy potential warranty settlements. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

The bottom line: we cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims.

Developments or assertions by us or against us relating to intellectual property rights could materially impact our business.

We own significant intellectual property, including a large number of patents, and intend to be involved in numerous licensing arrangements. Our intellectual property should play an important role in maintaining our competitive position in a number of the markets we intend to serve.

We will attempt to protect proprietary and intellectual property rights to our products and conversion system through available patent laws and licensing and distribution arrangements with reputable domestic and international companies. Despite these precautions, patent laws afford only limited practical protection in certain countries.

Litigation may also be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others or to defend against claims of invalidity. Such litigation could result in substantial costs and the diversion of resources.

As we create or adopt new technology, we will also face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights.

We are unaware of any infringement upon our proprietary rights and have not been notified by any third party that we are infringing upon anyone else's proprietary rights; however we cannot assure that we will not experience any intellectual property claim losses in the future or that we will not incur significant costs to defend such claims nor can we assure that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Any such imposition of a liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification could have a material adverse effect on our business, results of operations and financial condition.

Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business operations. Any such liability could severely impact our business operations and/or revenues.

If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights.

We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

We may incur material losses, additional costs or even interruption of business operations as a result of fines or sanctions brought by government regulators.

We will likely be subject to various U.S. federal, state and local, and non-U.S. environmental, transportation and safety laws and regulations, such as requirements for aftermarket fuel conversion certification by the Environmental Protection Agency or separate requirements for aftermarket fuel conversion certification by California and other states.

We cannot assure you that we will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or certifications, we could be fined or otherwise sanctioned by regulators.

We may face risks from doing business internationally.

We may license, sell or distribute products outside the United States, and derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in United States dollars, but a significant portion of our revenues could be earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have a material adverse effect on our business, results of operations and financial condition.

Our business will also be subject to other risks inherent in the international marketplace, many of which are beyond our control. These risks include:

• laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of   funds and withholding taxes, and changes in these laws;

• changes in local regulatory requirements, including restrictions on conversions;

• differing cultural tastes and attitudes;

• differing degrees of protection for intellectual property;

• financial instability;

• the instability of foreign economies and governments;

• war and acts of terrorism.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH Z3 ENTERPRISES COMMON STOCK

Sales of outstanding shares of our stock in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. On December 31, 2010, 23,956,690 shares of our common stock were outstanding. 5,900,000 are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates. Shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. All other outstanding shares of common stock may be sold under Rule 144 under the Securities Act, subject to applicable restrictions.

Selling low-priced penny stock is involved and uncertain.

For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Securities and Exchange Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares purchased in the public markets.

There is limited liquidity in our shares.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control.  These factors include:

·         The announcement of new products by our competitors

·         The release of new products by our competitors

·         Developments in our industry or target markets

·         General market conditions including factors unrelated to our operating performance

Recently, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares. Price volatility may be worse if our trading volume of our common stock is low.

There is a very limited trading market for our securities,

There is currently only a limited trading market for our common stock. Consequently, you may have difficulty selling any shares you purchased.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable; we are a smaller reporting company.

ITEM 2: PROPERTIES

Our business operations are based in Las Vegas, Nevada where we lease 1000 square feet of office space at competitive market rates.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceeding; are unaware of any pending or threatened litigation against us; and are not we party to any bankruptcy, receivership or other similar proceeding.

We are not involved in any actions by governmental authorities, nor are we aware of any action that a governmental authority is contemplating.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

COMMON STOCK

Our common stock was previously quoted on the OTC Bulletin Board (the OTCBB). On March 26, 2010, it was delisted due to lack of a quotation by a market maker. Our common stock is currently traded on the OTCQB and is listed by the symbol BIBB. Our common stock did not trade prior to September 2010.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices are split-adjusted to reflect the 6-for-1 stock split in September 2010.

QUARTER ENDED	HIGH	LOW

31-Mar-09	$ N/A	$ N/A
30-Jun-09	$ N/A	$ N/A
30-Sep-09	$ N/A	$ N/A
31-Dec-09	$ N/A	$ N/A
31-Mar-10	$ N/A	$ N/A
30-Jun-10	$ N/A	$ N/A
30-Sep-10	$16.05	$7.50
31-Dec-10	$25.00	$3.85

As of September 8, 2011, our authorized capital stock consists of 95,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value of $.001 per share.

On September 8, 2011, the Company had 76 holders of record of its common stock.

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

FUTURE SALES BY EXISTING STOCKHOLDERS

As of September 8, 2011, a total of 48,259,185 shares of common stock have been issued to the existing stockholders. 42,359,185 shares are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. 5,900,000 of the issued and outstanding shares are unrestricted securities as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act, and may be publicly sold at any time, without restriction.

Any sale of unrestricted shares held by the existing stockholders or sales of shares after applicable restrictions expire may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Equally, there is no guarantee that if a trading market develops, it will be sustained. We cannot give any assurance that the outstanding shares will ever have a market value or even be able to be resold.

SECURITIES SUBJECT TO COMPENSATION PLANS, OUTSTANDING OPTIONS OR WARRANTS OR CONVERTIBLE INTO OUR COMMON STOCK

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options at the moment. PPEG will have stock conversion rights if and when their amount of loans to the Company exceed one million dollars. The reason: PPEG was given stock conversion rights in the joint venture agreement signed on September 3, 2010. Three days later, PPEG signed a loan agreement with ZE which superseded the joint venture agreement. The loan agreement did not grant conversion rights and covered a loan amount up to one million dollars. To date PPEG has loaned the Company $331,827. We do not currently foresee PPEG exceeding $1 million dollars in loans to the Company.

RECENT SALES OF UNREGISTERED SECURITIES

180,000 common shares were issued to Network 1 Financial Services on October 26, 2010 in exchange for investment banking services to be performed over a 1 year period. As a result, the Company recorded a prepaid expense of $750,006 which means the value per shares was $4.16.

175,000 common shares were issued to Global AIG Series, LLC on November 12, 2010 in exchange for assistance in funding entertainment projects valued at $1,286,250. The value per share was $7.35.

The issuance of these shares was made in reliance on the exemption from registration in Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Such reliance on Section 4(2) was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

The Company began its development stage in July 2002. Since inception we focused primarily on research and development activities, organizing our company, finding and negotiating with vendors, raising capital and laying the groundwork to take the company public.

The original planned principal operations were to produce fully integrated multi-media products targeting the marginally literate. That changed when we signed a Joint Venture Agreement with Phoenix Productions and Entertainment Group (PPEG) and thereby commenced substantial operations and the focus shifted to health and wellness books; educational, entertainment and reality show programming as well as feature films and special event marketing.

As a result of the joint venture, the Company changed its name from Bibb Corporation to Z3 Enterprises, Inc. A few months later, PPEG bought out the majority shareholder of the Company and there was a change of control of the Company.

From September 2010 through March 2011, the Company pursued business opportunities with Usee, Inc. and Usee CA, Inc; and Trinity Springs, Ltd. respectively, but the agreements were never consummated and the projects were terminated.

On December 24, 2010, the Company executed a Memorandum of Understanding with Taharqa Aleem and Tunde Ra Aleem (the Aleem Brothers) whereby Z3 was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters. The memorandum provided for the transfer of all rights, title and interest to full extent possible under law to unreleased recordings of The Ghetto Fighters featuring Jimi Hendrix, among other properties.

The memorandum also provided for cash payments of $500,000 from the Company to the Aleem Brothers, the issuance of $500,000 worth of the Company’s common stock and royalty payments ranging from 20% to 50% from projects based on the print and musical works.

The Aleem Brothers requested and received $75,000 in good faith money

The Company’s due diligence raised questions about some of the claims being made. On March 11, 2011, the Company proposed to nullify the terms of the agreement and replace it with one that more accurately reflected the scope and value of the works being acquired.

A new contract was presented by the Company to the Aleem Brothers and there was no response. Consequently, the Company terminated the contract and requested return of the funds advanced. To date, the funds have not been returned.

As a result, the agreement remained on the company’s books. Since then the Company’s direction has changed. It is no longer involved in entertainment projects whereas PPEG is. Consequently, it is likely that the agreement with the Aleem Brothers and all financial and creative rights attached thereto, will be transferred to PPEG as consideration for up to $100,000 of the loans related to the Z3E/PPEG joint venture.

In March 2011, we were presented with an opportunity that we believed should generate revenues far earlier than the typical timeline for income related to films and other entertainment projects.

To that end, we acquired HPEV, Inc, a Delaware corporation that holds patents for a variety of heat pipes and heat pipe applications as well as a patent for a parallel vehicle platform that enables vehicles to alternate between two sources of power.

HPEV’s technologies in combination with existing technologies should enable us to convert any existing internal combustion vehicle on the road into a plug-in hybrid electric vehicle which should result in reduced energy and maintenance costs as well as emissions.

We have an accumulated deficit of $6,043,987 since inception. Our liabilities and equity now total $713, 657. We have generated $12,165 in revenue to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Therefore, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our company.

OVERVIEW

As a consequence of its March 29, 2011 acquisition of HPEV, Inc, the Company plans to commercialize the Hybrid Plug-in Electric Vehicle or HPEV retrofit system and utilize heat pipe technology that should dramatically improve a broad spectrum of products.

To that end: the Company has been assigned 9 patents (1 awarded, 8 pending) covering technology that increases the horsepower of electric motors, incorporates the company’s heat pipes in brake systems and a parallel vehicle platform. A parallel vehicle platform enables a vehicle to run on two sources of power.

By combining HPEV’s new technologies with existing technologies into a retrofit system, it should be possible to convert any vehicle on the road today into a plug-in, hybrid electric vehicle. Hybrid vehicles run on either gas or diesel and electric power depending on which is more efficient for the speed and driving conditions. The increase in efficiency reduces the load on the engine and that reduces energy and maintenance costs as well as emissions.

Depending on the vehicle, payback for the conversion could be anywhere from two months to two years.

A prototype will used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor trailer trucks and buses.

The Company’s initial conversion is expected to be completed in the first quarter of 2012. The target markets include fleet, commercial and consumer vehicles ranging from SUVs to tractor-trailer trucks and buses.

As the existing infrastructure at most vehicle maintenance facilities is sufficient to perform the conversions, the Company plans to license the technology to automotive dealers and service centers nationwide as well as to fleet owners.

HPEV intends to license its exclusive heat pipe technology as well. Composite heat pipes can be used to convey thermal energy away from heat sources such as engines or even brake calipers and resistors. The pipes operate without using pumps or moving parts and should enable the engines to run cooler. The cooler an engine runs, the more horsepower it can generate and the longer the engine may last. A cooler motor generates more horsepower and is less likely to suffer heat-related failure.

Consequently, the composite heat pipes should benefit any device which relies on an engine -- everything from small appliances to boats and airplanes -- as well as devices that generate heat such as brake rotors and calipers.

STRATEGY

Z3 Enterprises’ strategy hinges on the initial conversion of a standard truck into a plug-in hybrid electric vehicle. A Ford F350 will be used to showcase the validity of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor trailer trucks and buses.

It is estimated that the first conversion should be ready by the first quarter of 2012. As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to fleet owners and service centers nationwide as well as automotive dealers. Auto dealers should have a particular interest in the technology. They have existing space to offer services, want additional revenue streams and seek ways to increases sales of SUVs and trucks. Z3 will provide training and components while the fleet, service center and dealer mechanics will perform the retrofits.

By utilizing networks of affiliates and distributors to market its products, the Company plans to keep its overhead low and focus on training and coordinating the supply chain that will produce the components that will be shipped directly to fleet owners, automobile dealers or service centers for the conversion process.

To that end, the Company is soliciting pre-orders and pre-license agreements from fleet owners and dealerships. All new agreements reached and licenses signed will be used to begin promoting the technology.

In conjunction with the completion of the initial conversion, the Company intends to start with a regional roll out on the East and West Coasts, specifically targeting the two states with the toughest environmental regulations: California and New York.

Z3 will rely on a highly structured, comprehensive marketing strategy in which each element cross promotes and reinforces the others. The marketing mix will include: social media marketing, an online video channel, public relations to trade and consumer media, seminars for consumers and automotive professionals, participation in environmental events and co-op advertising.

The repetition coming from a number of avenues will build credibility and enhance retention. More importantly, it helps cut through the clutter of competing messages that bombard consumers every day.

The cross promotion strategy also builds awareness and helps generate sales by creating a number of avenues that lead potential licensees to the Company’s offerings.

The Company also intends to commercialize and license its heat pipe technology to enhance the lifespan and effectiveness of individual truck and automotive products such as brake rotors, resistors and calipers.

RECENT EVENTS

On September 3, 2010, the Company amended its Articles of Incorporation to change its name to Z3 Enterprises, Inc. The Company also increased the number of authorized shares from 25 million to 105 million. The 105 million shares were divided into 95 million shares of common stock and 10 million shares of blank check preferred.

Another amendment put a forward 6-to-1 stock split into effect upon the date the split was approved by FINRA. After the split, one share of Z3E’s old common stock was converted into six shares of Z3E’s new common stock which resulted in the issuance of 25,035,000 shares of new common stock.

On September 3, 2010, the Company and Phoenix Productions and Entertainment Group, LLC (“PPEG”), a Nevada limited liability company, entered into a Joint Venture Agreement to produce and distribute television, feature films, and other entertainment and educational projects.

With the signing of the Joint Venture Agreement, the Company’s business model evolved from multi-media publishing to reflect the terms of the Joint Venture Agreement.

Pursuant to the Joint Venture Agreement, PPEG agreed to provide Z3E with a minimum of $10 million in loans, lines of credit, or investments (up to $100 million) to fund the production, distribution and implementation of entertainment and educational projects. The funds were designated to be for the exclusive use and benefit of Z3E.

In return for the loan or line of credit, PPEG will receive the full amount of its loans or investment plus an interest payment of five percent upon receipt of revenues by Z3E from each project. The revenues include licensing, tax incentives, domestic and international sales as well as all other forms of income related to the projects funded by capital from PPEG.  PPEG may convert any loans or lines of credit provided under the agreement through December 31, 2010 into Z3E common stock at a price of $2.50 per share, and at a conversion price of $3.50 per share for loans or lines of credit provided thereafter. As of December 31, 2010, the loans or lines of credit have not been converted.

After return of PPEG’s original capital investment or conversion of the principal into Z3E common stock, the profits of each project shall be split equally after reimbursement of Z3E’s expenses. The equal profit distribution shall continue for the entire life of the project(s) as well as all future distribution in any new or existing media.

Control and management of the joint venture’s projects rest exclusively with Z3E. Any control by PPEG will accrue only as a consequence of conversion of capital into Z3E common stock.

On September 7, 2010, the Company and PPEG entered into a Loan Agreement pursuant to which PPEG is to lend the Company up to $1,000,000 (the “PPEG Loan Agreement”). Loans under the PPEG Loan Agreement are interest-free and are not convertible into the common stock of the Company as provided in the PPEG Joint Venture Agreement. All loans to date from PPEG to the Company have been made pursuant to the PPEG Loan Agreement. Loans from PPEG to the Company totaled $267,052 for the year ended 2010. The monies were used for all aspects of the operations of Z3 Enterprises as well as acquisitions such as Usee, Inc., Harvest Hartwell and the rights to the print and musical works of the Aleem Brothers as well as entry into the negotiations for Trinity Springs.

To date in 2011, PPEG has loaned the Company another $64,775. Once again, the funds were used for operations as well as additional good faith money for the Aleem Brothers and the acquisition of HPEV, Inc.

On September 24, 2010, the Company acquired 100% of the issued and outstanding shares of Usee, Inc. in exchange for 10,002,000 of its common shares. The transaction was later cancelled after due diligence discovered some improprieties on the part of Usee. The Company is working to recover the stock certificates that were issued. As of September 8, 2011, the Company has not received back 1,641,690 shares of common stock valued at $4,391,521, and has placed a stop transfer order on the outstanding shares. The Company has evaluated the collectability of the receivable and recorded a 100% allowance and bad debt expense for $4,391,521.

The prospects for recovering the shares are unknown. Demand letters were sent to no avail. We anticipate taking the next step when funds are available to pursue such matters. At the moment, our focus is on creating our initial prototype and generating revenues. We don’t foresee liabilities arising from the termination of this contract. The majority of the shares have been returned from the company. Two of the entities with outstanding shares functioned as agents for the contract that was terminated

On September 30, 2010, Z3E acquired 100% of the membership interests in Harvest Hartwell, CCP, LLC (HHCCP), a Michigan limited liability company. The primary asset of HHCCP was just over 48 acres of undeveloped lakefront real estate property on Lake Hartwell in Anderson County, South Carolina. The Company planned to use the property as a location for a reality show.

The purchase price was $8,000,000. It was paid through the issuance of 1,920,000 shares of Z3E common stock. The terms of the Agreement were disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010. After the acquisition, HHCCP became a wholly-owned subsidiary of Z3E.

As part of the agreement, Richard S. Glisky, the previous holder of the membership interests, has the right to re-acquire all of the membership interests until September 30, 2011 at a price equal to or greater than $8,000,000.

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC., that was originally signed on September 30, 2010. As called for in the Rescission Agreement, Z3 Enterprises assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Z3E common stock back to Z3E which the Company recorded an $8,000,000 stock receivable as of December 31, 2010. Z3E also discharged a $22,500 mortgage lien that had been attached to the property by Judson Bibb, a director of the Company. The lien was security for an interest-free loan Mr. Bibb provided to the Company on April 12, 2011. On August 10, 2011, Mr. Bibb executed the necessary documents to discharge the mortgage lien in order to facilitate the rescission of the acquisition agreement pursuant to which Z3E acquired Harvest Hartwell. The director and the Company have yet to make new arrangements for repayment of the loan.

There were no material relationships between the Company or its affiliates and any of the parties to the initial acquisition agreement of HHCCP nor the Rescission Agreement other than in respect to the Agreements. The Agreements did not provide for any termination or rescission penalties.

As of September 8, 2011, the shares owned by Mr. Glisky had not been assigned back to the Company. We believe the prospects for recovering the shares are good. Our lawyer who handled the rescission agreement has stopped work until his outstanding invoice has been resolved. At such time as we are able to settle our debt, work will resume and the return of the shares should occur forthwith. We don’t foresee any liabilities arising from the rescission of this contract. The agreement was arrived at after negotiations with both parties represented by counsel.

On December 8, 2010, the Company terminated pre-production of Who Wants to Be a World Class Athlete after a thorough review of the potential returns of a web-based series couldn’t justify the expenditures.

As detailed earlier in Item 7, on December 24, 2010, the Company executed a Memorandum of Agreement with Taharqa Aleem and Tunde Ra Aleem (the “Aleem Brothers”) whereby Z3 was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters.

On December 24, 2010, Phoenix Productions and Entertainment Group, Inc. (“PPEG) entered into a Stock Purchase Agreement with Judson Bibb whereby PPEG agreed to acquire 13,639,200 shares of the Company’s issued and outstanding shares of common stock for a purchase price of $100,000.

The shares represented approximately 68% of the Company’s issued and outstanding shares of common stock.   As a result, the Company changed control and Judson Bibb resigned as an officer of the Company.  Ross Giles was appointed as the Company’s new chief executive officer and president and Ron Littrell was appointed as the Company’s chief operating officer. Judson Bibb agreed to remain as a director.

Mr. Giles and Mr. Littrell were paid as contractors prior to becoming officers. As an officer, Mr. Giles was paid $5,000 in salary for his work during the first quarter of 2011. Mr. Littrell has not received a salary for his work as an officer and the Company has never established compensation for Mr. Bibb.

On January 26, 2011, we entered into an agreement to acquire Trinity Springs, Ltd (Trinity), also known as Crystal Paradise Holdings, Inc., an Idaho Corporation. Z3 Enterprises agreed to buy Trinity for $18,600,000. The agreement and closing of the transaction were subject to the receipt of cash by the disbursing agent and settlement of outstanding liens by Trinity as well as a recommendation to sell by Trinity’s board or directors and approval by Trinity’s shareholders as required under the Idaho Business Corporation Act.

On March 24, 2011, the Company terminated its Asset Purchase and Sale Agreement with Trinity. Grounds for the termination were based upon the revelation of litigation regarding Trinity’s assets filed at the time of the signing of the agreement and the failure to reach modified payment terms and conditions based upon the existence of the litigation.

To enter the negotiations, Trinity required a $100,000 non-refundable deposit. Subsequent to the termination of our original agreement, Trinity has been unable to find a buyer. As a result, we are continuing to have discussions with management regarding the purchase of the water company.

On March 29, 2011, the Company entered into a share exchange agreement to acquire HPEV, Inc. (“HPEV”), a Delaware corporation, which agreement was amended on June 14, 2011. The Company acquired one hundred percent of the shares of common and preferred stock in HPEV in exchange for the issuance of 22,000,000 common shares of stock of Z3E.

According to the terms of the share exchange agreement and pending a change in the Company by-laws which has not occurred as of September 8, 2011, Z3E shall designate Quentin Ponder and Tim Hassett as directors of Z3E, as well as two independent representatives to be named later by HPEV as additional directors.

The current management team of HPEV remained in place.

With the acquisition of HPEV, the Company’s direction changed. HPEV Inc. was assigned the rights to one awarded patent and 8 patents pending which cover heat pipes and a parallel vehicle platform. Our intent is now to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. We also intend to incorporate our heat pipe technology in automotive components such as brakes.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s Chief Executive Officer, President, Treasurer and Secretary effective upon the filing of two reports with the Securities and Exchange Commission that are currently past due, specifically the 10K for 2010 and the 2011 first quarter 10Q. While the second quarter 10Q is also currently past due, it will be filed by the incoming president.

On June 29, 2011, the Board appointed Quentin Ponder as the Company’s Chief Executive Officer and President, effective on the date of the filing of the first quarter 10Q.

On July 13, 2011, the Company filed a provisional patent application for a composite heat pipe cooled brake system.

As detailed earlier in Recent Events, on September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC., a Michigan limited liability company, that was originally signed on September 30, 2010.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

As the Company was in the process of finishing the production of its initial product, we had no revenues for the fiscal year ended December 31, 2009. For the fiscal year 2010, we had $12,165 in revenues.

Operating expenses for the fiscal year ended December 31, 2010, or fiscal 2010, were $6,008,927 and $12,601 for the fiscal year ended December 31, 2009, or fiscal 2009, and $6,056,152 since inception through December 31, 2010.

The primary reason for the large difference in operating expenses between 2009 and 2010 is that the Company recorded a 100% allowance and bad debt expense of $4,391,521 to cover the common stock issued as part of the Usee acquisition. The acquisition was subsequently terminated. As of September 8, 2011, the Company has not received back 1,641,690 shares and has placed a stop transfer order on all remaining outstanding shares. The company is endeavoring to have the shares returned. Whether we will be successful cannot be determined. In the event, shares are returned, the bad debt expense will be reduced in proportion to the number of shares received.

The secondary reason for the difference was due to payments of $1,509,597 for independent contractors hired during 2010 to help bring our entertainment and educational projects to fruition.

Our operating expenses have consisted primarily of professional fees, payments to independent contractors and travel and entertainment.

In 2010, the Company incurred net losses of $5,996,763 and $12,601 for fiscal 2010 and 2009, respectively, and $6,043,987 since inception. The reason for the large difference is noted above.

INCOME TAXES

During the year ended December 31, 2010, the Company recorded an income tax benefit from continuing operations of $2,098,867. Adding that to the previous losses that have been carried forward gives the company a total income tax benefit of $2,115,395. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2007, we successfully completed the offering of 1,000,000 shares, raising $30,000 in the process. The $30,000 was transferred to the Company operating account in February 2008.

During the year ended December 31, 2010, the Company had a net cash outflow of $4,593. The majority of the costs were for professional fees, payments to independent contractors, pre-paid expenses and a loss/impairment of an investment.

We have an accumulated deficit since inception of $9,652,466 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

The following table provides selected financial data about our Company for the year ended December 31, 2010 and for the year ended December 31, 2009.

Balance Sheet Data:	12/31/2010	12/31/2009

Cash in bank	$1,153	$5,746
Total assets	$713,657	$5,746
Total liabilities	$276,897	$ 0
Stockholders' equity	$436,760	$5,746

We are in the process of creating our initial prototype and there is no guarantee we will be successful in completing our proposed business plans.

Management believes the Company’s funds are insufficient to provide for its short term projected needs for operations. The Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes.

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

OFF-BALANCE SHEET ARRANGEMENTS

We currently do not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Footnotes to the financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable; we are a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and financial statement schedules described under Item 15.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

OBJECTIVES:

Management is responsible for planning and performing internal audits of the company. Our objectives are to improve processes and controls.

Our specific areas of focus include:

·	The effectiveness of internal control processes and systems;
·	Compliance with laws, regulations and policies and procedures;

·	The effectiveness and efficiency of management systems for achieving objectives while considering business risks;
·	The reliability and security of computer operations.

Z3 Enterprises’ disclosure controls and procedures (“Disclosure Controls”) aim to:

·	·	ensure timely collection and evaluation of information potentially subject to disclosure;
·	·	capture information that is relevant to the need to disclose developments and risks;
·	·	evolve with the business; and
·	·	produce 34 Act reports that are timely, accurate and reliable.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management does not expect that its Disclosure Controls or its 'internal controls over financial reporting' ("Internal Controls") will prevent all error and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

CONCLUSIONS:

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010 pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). Based upon that evaluation, he believes that the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed in a timely fashion. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010.  Because we have only one officer, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the capacity of sole officer, and (2) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2010, there have been no significant changes in our Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, our Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10: DIRECTOR. EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The following table sets forth the names, ages and positions of our current and nominee executive officers and director.

Name and Address	Age	Position(s)

Ross Giles	42	Chief Executive Officer, President,
		Treasurer and Secretary

Ron Littrell	59	Chief Operating Officer

Judson Bibb	54	Director

Quentin Ponder	81	Nominee Chief Executive Officer and President

On December 24, 2010, Phoenix Productions and Entertainment Group, Inc. acquired 68% of the Company’s issued and outstanding shares of common stock. In connection with such change of control, Judson Bibb resigned as an officer of the Company and Ross Giles and Ron Littrell were appointed as the Company’s officers. On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s Chief Executive Officer, President, Treasurer and Secretary effective upon the filing of all reports by the Company with the Securities and Exchange Commission that are currently past due (the “Effective Date”). On June 29, 2011, the Board of Directors appointed Quentin Ponder as the Company’s Chief Executive Officer and President, effective on the Effective Date.

As we progress in our business plans, we intend to change our by-laws to increase the number of directors, each of whom will be elected by the stockholders to a term of one year to serve until his or her successor is elected and qualified. Each of our officers will be selected by the Board of Directors to a term of one year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. Our Board of Directors, which currently consists solely of Mr. Judson Bibb, has no nominating, auditing or compensation committees at this time.

BACKGROUND INFORMATION ABOUT THE OFFICERS

The following summarizes the occupational and business experience for our officers, director and director nominee.

Ross Giles has served as the Chief Executive Officer, President, Treasurer and Secretary of the Company since December 2010. He is a management information systems specialist with experience as an executive and manager. From 2008 through 2010 as the Operations Manager of RRC Gold and Silver located in Minnesota he was responsible for precious metal procurement, human resources, sales training and product education. From 2004-2008 he served as a project manager for VSI Facility Solutions, an interior construction firm located in Minnesota. As part of his duties he was responsible for overseeing the corporate relocation of Super Valu Corporation from Boise, Idaho to Minneapolis, Minnesota. From 1998 until the present, he also ran his own business, Gameball Ink Sports Keepsakes, a sports memorabilia company. Ross Giles received his certification as professional project manager from The University of St. Thomas Center for Business Excellence.

Ron Littrell has served as the Chief Operating Officer of the Company since December 2010. Mr. Littrell has over twenty five years of experience in the film and entertainment industry. He worked for twelve years with Maritz Communications Inc. holding various positions including staff assistant, director, casting director and producer. He also worked for six years as a staffing producer and director for Arion Productions, Inc. He has also worked as a freelance director and producer for many film production and advertising agencies. Mr. Littrell has directed or produced hundreds of films, television commercials, music videos and documentaries. He has worked with a diverse group of clients including General Motors, Anheuser-Busch, AT&T, Coca Cola and IBM to name a few. He has also worked with several of the largest advertising agencies in the United States.

Judson W. Bibb has been the sole director of the Company since inception in July 2002 and was the sole officer of the Company from inception until December 2010. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. He graduated Cum Laude from the University of South Florida in 1980 with a B.A. Degree in Mass Communications-Film. Mr. Bibb was selected to serve as a director of the Company because of the continuity he provides with the company’s original mission and his broad-ranging background that transcends a number of disciplines and, consequently, enables him to draw from a wide variety of resources. His background includes experience in marketing and public relations for a clientele that encompassed Fortune 500 corporations, national and international networks as well as a very diverse range of companies throughout North America, Latin America and the Caribbean. His relevant business experience in automotive, trucking, electronics, retail, direct response and the Internet enhance the company’s efforts as it moves in a new direction.

Quentin Ponder has been appointed to begin serving as President of the Company beginning on the day the 10Q covering the first quarter of 2011 is filed. Mr. Ponder is a seasoned executive with over 40 years of management experience. From January 1958 to October 1962, he served as a general partner in a manufacturing start-up which was successfully sold. From November 1962 to July 1967, he served as Senior Manufacturing Engineer at General Electric where he worked in the development of a flow manufacturing system. From July 1980 to June 1985, he worked for Franklin Electric as President where he restructured the company which became a global leader in submersible motors for water wells. From July 1985 to March 1990, he worked for Baldor Electric as President where he restructured the Company which became one of the largest electric motor companies in the United States. From April 1990 to May 1997, Mr. Ponder worked for Lincoln Electric as a consultant to assist with the successful sale of the business. From May 1990 to the present, Mr. Ponder has worked as an independent management consultant. Mr. Ponder also serves as president, secretary and treasurer of HPEV as such he is responsible for the administration, finances and all documents prepared for and generated by HPEV, Inc. Mr. Ponder earned a Ph.D. from Columbia University in general management, accounting, and economics. Mr. Ponder was selected to serve as the incoming president of the Company because of his extensive experience in the electric motor industry which includes three stints as president of multi-million dollar companies. Electric motors will be a significant component of the HPEV hybrid conversion system.

Family relationships

There is no family relationship among any of our officers or directors.

Involvement in certain legal proceedings

To the best of our knowledge, except as disclosed below, none of our directors, executive officers or nominee officers or directors has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors, officers or control persons, or any partnership in which any of our directors, officers or control persons was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors, officers or control persons was an executive officer at or within two years before the time of such filing. Ross Giles, our current CEO, was convicted in 2002 of a 5th degree felony of conspiracy to distribute a controlled substance for infractions that occurred in 1997.

Audit Committee and Audit Committee Financial Expert

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the board of directors believes that its sole member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

As of December 31, 2010, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

For eight years, our management consisted of a sole officer and director. In fact, our by-laws currently call for a single member board. Once the by-laws are changed and new board members and officers are added, we will adopt a code of ethics. We anticipate that will occur in the 4th quarter of 2011.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2010, except for the following.

None of Judson Bibb, Ross Giles, Ron Littrell or Phoenix Productions and Entertainment Group, Inc. filed a Form 3 or any report as required under Section 16 during 2010. In addition, Judson Bibb failed to file a Form 4 with respect to his sale of 13,639,200 common shares to Phoenix Productions and Entertainment Group, Inc. in December 2010.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table — Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	All Other Compensation	Total ($)
Judson Bibb, former CEO	2010	0	0	0
	2009	0	0	0
Ross Giles, current CEO	2010	10,200	0	10,200

On December 24, 2010, Phoenix Productions and Entertainment Group, Inc. acquired 68% of the Company’s issued and outstanding shares of common stock. In connection with such change of control, Judson Bibb resigned as an officer of the Company and Ross Giles was appointed as the Company’s CEO.

Employment Agreements

None of the members of the Board of Directors or members of the management team presently has employment agreements with us. Quentin Ponder, our CEO nominee and currently an officer of HPEV, currently has a consulting agreement with HPEV pursuant to which he is entitled to $5,000 per month.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2010.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010 and currently no compensation arrangements are in place for the compensation of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of September 8, 2011 by (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each director; (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 7322 S. Rainbow Blvd., Las Vegas, NV 89139.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.  The information in this table is as of September 8, 2011, based upon [48,259,875] shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership	Percent Common Stock

Judson Bibb	Director and Former CEO	200,400	*%

Ross Giles (1)	CEO	13,639,200(1)	28.3%

All officers and directors as a group (2 persons named above)		13,839,600	28.7%

Phoenix Productions and Entertainment Group, Inc. (1) 2831 St. Rose Parkway, Suite 204 Henderson, NV 89052		13,639,200(1)	28.3%

Mark Hodowanec 27420 Breakers Drive, Wesley Chapel, FL 33544	co-founder of HPEV, Inc	8,800,000	18.2%

Tim Hassett 27420 Breakers Drive, Wesley Chapel, FL 33544	co-founder of HPEV, Inc.	8,800,000	18.2%

* Less than 1%

- N/A

(1) Such shares are owned by Phoenix Productions and Entertainment Group, LLC. Mr. Ross Giles is the current Managing Member of Phoenix Productions and Entertainment Group, LLC, replacing Nail Yaldo who was the managing member of PPEG until February 28, 2011.  Mr. Giles has the sole right to vote and dispose of the shares of the Company held by PPEG, and therefore may be considered the beneficial owner of such shares under applicable SEC rules.

Changes in Control

The Company does not have any change of control or retirement arrangements with its executive officers.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the 2009 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Ross Giles, outgoing CEO and President of Z3 Enterprises, is a managing member of Phoenix Productions and Entertainment Group, LLC. (PPEG) , a company with whom Z3 signed a joint venture agreement and also with whom Z3 shares leased office space in Las Vegas, NV. PPEG is also a major shareholder in the Company.

On September 7, 2010, the Company and PPEG entered into a Loan Agreement pursuant to which PPEG is to lend the Company up to $1,000,000 (the “PPEG Loan Agreement”). Loans under the PPEG Loan Agreement are interest-free and are not convertible into the common stock of the Company as provided in the PPEG Joint Venture Agreement. All loans to date from PPEG to the Company have been made pursuant to the PPEG Loan Agreement.

Loans from PPEG to the Company totaled $267,052 for the year ended 2010. The monies were used for all aspects of the operations of Z3 Enterprises. To date in 2011, PPEG has loaned the Company another $64,775. Once again the funds were used for operations.

In return for the loans, PPEG is due to receive the full amount of its loans or investment upon receipt of revenues by Z3E. As no revenues have been received by Z3 since the loans were provided, no repayments or interest payments have been made. After return of PPEG’s original capital investment, the profits of each project shall be split equally after reimbursement of Z3E’s expenses. The equal profit distribution shall continue for the entire life of the project(s) as well as all future distribution in any new or existing media.

On April 12, 2011, Judson Bibb, a director of the Company, provided an interest-free loan to the Company in the amount of $22,500, which amount currently remains outstanding. The loan was secured by the placement of a mortgage lien in favor of Mr. Bibb on certain real property owned by Harvest Hartwell while it was a subsidiary of the Company. On August 10, 2011, Mr. Bibb executed the necessary documents to discharge the mortgage lien in order to facilitate the rescission of the acquisition agreement pursuant to which Z3E acquired Harvest Hartwell. The rescission took place on September 2, 2011. The director and the Company have yet to make new arrangements for repayment of the loan.

In 2010 and part of 2011, Z3E shared office space with PPEG. In consideration for the use of such space, Z3E paid approximately $5277 in 2010 and $1,925 in 2011 through August 31, 2011.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the American Stock Exchange.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountants

For year 2010:                                                                                  For year 2009:

DeJoya Griffith and Company, LLC                                                  Paula S. Morelli, CPA P.C,

2580 Anthem Village Drive                                                              21 Martha Street

Henderson, NV 89052                                                                      Freeport, NY 11520

Audit Fees

For year 2010: $0 For year 2010: $14,350 For year 2009:  $7,800

Audit-Related Fees

For year 2010: $0 For year 2009:  $0

Tax Fees

For 2010: $0    For year 2009:  $0

All Other Fees

For year 2010: $0 For year 2009:  $0

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

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements

The Report of Independent Registered Public Accounting Firm and the Financial Statements listed in the “Index to Financial Statements” in Item 15 are filed as part of this report.

(2)	Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is incorporated herein.

(b) See (a)(2) above.

(c) There are no financial statements required by Regulation S-X (17 CFR 210) which are or will be excluded from the annual report to shareholders by Rule 14a-3(b).

37

PAULA S. MORELLI, CPA P.C.

21 MARTHA STREET

FREEPORT, NY  11520

(516) 378-4258

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of

Z3 Enterprises, Inc.

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

/s/  Paula S. Morelli, CPA

Freeport, New York

March 30, 2010

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, NV 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Z3 Enterprises Inc.

We have audited the accompanying balance sheet of Z3 Enterprises Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010 and from inception (July 22, 2002) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Z3 Enterprises Inc. for the year ended December 31, 2009 and from inception (July 22, 2002) to December 31, 2009. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended December 31, 2009 and from inception (July 22, 2002) to December 31, 2009, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z3 Enterprises Inc. (A Development Stage Company) as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010 and from inception (July 22, 2002) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 8, 2011

Z3 ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	December 31, 2010	December 31, 2009
	Audited	Audited
ASSETS

Current assets
Cash	$ 1,153	$ 5,746
Prepaid expense	562,504	-
Investment Deposit	100,000	-
Intellectual Property	50,000	-
Total current assets	713,657	5,746

Total assets	$ 713,657	$ 5,746

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$ 9,845	$ -
Notes payable – related party	267,052	-
Total current liabilities	276,897	-

Total liabilities	276,897	-

Stockholders' equity
Common stock; $.001 par value; 95,000,000
shares authorized, 23,956,690 shares issued
and outstanding as of Dec. 31, 2010 and
20,040,000 shares as of Dec. 31, 2009.	23,957	20,040
Additional paid-in capital	14,456,790	32,930
Common stock receivable	(8,000,000)	-
Accumulated deficit during development stage	(6,043,987)	(47,224)
Total stockholders' equity	436,760	5,746

Total liabilities and stockholders' equity	$ 713,657	$ 5,746

The accompanying notes are an integral part of these financial statements.

  Z3 ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From Inception
	For the year	For the year	(July 22, 2002)
	ended	ended	through
	Dec. 31, 2010	Dec. 31. 2009	December 31, 2010
	Audited	Audited	Audited
Revenue	$ 12,165	$ -	$ 12,165
Cost of goods sold	-	-	-
Gross profit	12,165	-	12,165

Operating expenses
Professional fees	59,883	10,387	75,645
Licenses and permits	927	-	927
Automobile expenses	3,498	-	3,498
Travel and entertainment	17,951	-	17,951
Independent contractors	1,509,597	-	1,509,596
Video production	750	-	750
Advertising and promotion	14,670	-	14,670
Bank service charges	703	-	703
Bad debt expense	4,391,521	-	4,391,521
General and administrative	9,428	2,214	40,891

Total operating expenses	6,008,928	12,601	6,056,152

Net loss	$ (5,996,763)	$(12,601)	$ (6,043,987)

Basic loss per common share	$ (0.28)	$ (0.00)

Basic weighted average
common shares outstanding	21,170,769	20,040,000

The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION (JULY 22, 2002) THROUGH DECEMBER 31, 2010

			Additional			Total
	Common Stock		Paid-in	Accumulated	Stock	Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance at July 22, 2002 (Date of inception)	-	$ -	$ -	$ -	$ -	$ -

Issuance of stock for cash, $0.001	600,000	600	(500)	-		100

Issuance of stock for cash, $0.001	1,290,000	1,290	(1,075)			215

Issuance of stock for cash, $0.001	150,000	150	(125)			25

Issuance of stock for cash, $0.001	12,000,000	12,000	(6,000)			6,000

Net loss	-	-	-	(846)		(846)

Balance, December 31, 2002	14,040,000	14,040	(7,700)	(846)		5,494

Net loss	-	-	-	(1,807)		(1,807)

Balance, December 31, 2003	14,040,000	14,040	(7,700)	(2,653)		3,687

Net loss				(3,365)		(3,365)

Balance, December 31, 2004	14,040,000	14,040	(7,700)	(6,018)		322

Capital contribution	-	-	6,439	-		6,439

Net loss	-	-	-	(6,418)		(6,418)

Balance, December 31, 2005	14,040,000	14,040	(1,261)	(12,436)		343

Capital contribution	-	-	4,791	-		4,791

Net loss	-	-	-	(3,876)		(3,876)

Balance, December 31, 2006	14,040,000	14,040	3,530	(16,312)		1,258

Capital contribution	-	-	4,950	-		4,950
Common Stock Subscribed			-
Net loss	-	-	-	(6,039)		(6,039)

Balance, December 31, 2007	14,040,000	14,040	8,480	(22,351)		169

Issuance $.001 par value stock for $.03 per share	6,000,000	6,000	24,000			30,000
Capital contribution	-	-	450	-		450
Net loss	-	-	-	(12,272)		(12,272)

Balance, December 31, 2008	20,040,000	20,040	32,930	(34,623)		18,347

Net loss	-	-	-	(12,601)		(12,601)

Balance, December 31, 2009	20,040,000	20,040	32,930	(47,224)		5,746

Issuance of stock for business acquisition (canceled) net of allowance	1,641,690	1,642	4,389,879	-		4,391,521

Issuance of stock for asset purchase (rescinded)	1,920,000	1,920	7,998,080		8,000,000

Issuance of stock for services at $4.17 per share	180,000	180	749,826	-		750,006

Issuance of stock for services at $.06 per share	175,000	175	1,286,075			1,286,250

Net loss	-	-	-	(5,996,763)		(5,996,763)

Balance December 31, 2010 (audited)	23,956,690	$23,957	$14,456,790	$(6,043,987)	$8,000,000	$436,760

 The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From Inception
			(July 22, 2002 )
	For the year ended For the year ended		through
	Dec. 31, 2010	Dec. 31.2009	December 31. 2010
	Audited	Audited	Audited
Cash flows from operating activities:
Net loss	$ (5,996,763)	$ (12,601)	$ (6,043,987)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Stock compensation	1,473,752	-	1,473,752
Bad debt expense	4,391,521	-	4,391,521
Changes in operating assets and liabilities:
Increase in accounts payable	9,845	-	9,845
Net cash used by operating activities	(121,645)	(12,601)	(168,869)

Cash flows from investing activities:
Intellectual property	(50,000)	-	(50,000)
Investment deposit	(100,000)	-	(100,000)
Net cash used by investing activities	(150,000)	-	(150,000)

Cash flows from financing activities:
Common stock issued for cash	-	-	36,340
Proceeds from notes payable – related party	267,052	-	267,052
Capital contribution	-	-	16,630
Net cash provided by financing activities	267,052	-	320,022

Net change in cash	(4,593)	(12,601)	1,153

Cash, beginning of period	5,746	18,347	-

Cash, end of period	$ 1,153	$ 5,746	$ 1,153

			From Inception
			(July 22, 2002) to
	Dec. 31, 2010	Dec. 31, 2009	December 31, 2010
Supplemental Schedule of non-cash Activities:
Common stock receivable	$8,000,000	$ -	$ 8,000,000
Stock issued for prepaid services	$ 562,504	$ -	$ 562,504

The accompanying notes are an integral part of these financial statements.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

1 .  DESCRIPTION OF BUSINESS AND HISTORY

Description of business and history - Z3 Enterprises, Inc., a Nevada corporation, (formerly known as Bibb Corporation), (hereinafter referred to as the ”Company”) was incorporated in the State of Nevada on July 22, 2002. The planned principal operations were to produce fully integrated multi-media products targeting the marginally literate. That changed when a joint venture was signed with Phoenix Productions and Entertainment Group (PPEG). With that, the focus shifted to health and wellness books; educational, entertainment and reality show programming as well as feature films and special event marketing.

From September 2010 through March 2011, the Company pursued business opportunities with Usee, Inc. and Usee CA, Inc; and Trinity Springs, Ltd., respectively, but the agreements were never consummated and the projects were terminated. The project with Taharqa and Tunde Ra Aleem has been placed on hold and will likely be transferred to PPEG in consideration for the loans PPEG provided.

As written in the previous 10K: “We may decide that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that might be available.”

On March 29, 2011, the Company entered into a stock purchase agreement to acquire HPEV, Inc. which became a subsidiary of Z3.

HPEV Inc. holds the assigned rights to one awarded patent and 8 patents-pending which cover composite heat pipes and their applications as well as a parallel vehicle platform. The composite heat pipes should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components. The parallel vehicle platform enables vehicles to alternate between two sources of power.

As a result of the acquisition, the Company changed its mission. The Company plans to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. We also intend to license our heat pipe technology to manufacturers of parts such as brakes, resistors and calipers.

The Company is currently sourcing the components to perform its initial conversion. The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

With the exception of some outsourcing of expertise by the president of the company, operations have consisted of general administrative and pre-production activities as well as the acquisition of intellectual and real estate property. Z3 Enterprises is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.

The Company amended its articles of incorporation to change its name from Bibb Corporation to Z3 Enterprises, Inc. on September 3, 2010.

Going concern – The Company incurred net losses of approximately $6,043,987 from Inception (July 22, 2002) through December 31, 2010. It is still in the development stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

The ability of the Company to continue as a going concern is dependent on a joint venture with Phoenix Productions and Entertainment Group and the success of the Company’s plan.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Year end – The Company’s year end is December 31.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes – The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through December 31, 2010, no options and warrants were outstanding.

Stock Based Compensation - Stock based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC 505. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Financial Instruments - The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Concentration of risk – A significant amount of the Company’s assets and resources are dependent on the financial support of Phoenix Productions and Entertainment Group.  Should they determine to no longer finance the operations of the Company, it may be unlikely for the Company to continue.

Revenue recognition – We have generated $12,165 in revenue to date. Revenues are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". We recognize revenues when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collection is reasonably assured.

Advertising costs –The Company has recorded $14,670 in advertising and promotion costs for the year ended December 31, 2010.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

2.	STOCKHOLDER’S EQUITY

The Company has 95,000,000 common shares authorized and 23,956,690 issued and outstanding as of December 31, 2010.

600,000 common shares were issued to Judson Bibb on August 19, 2002 for the sum of $100 in cash.

1,290,000 common shares were issued to Judson Bibb on September 5, 2002 for the sum of $215 in cash.

150,000 common shares were issued to Judson Bibb on October 31, 2002 for the sum of $25 in cash.

12,000,000 common shares were issued to Judson Bibb on December 20, 2002 for the sum of $6,000 in cash.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

During the year ended December 31, 2005, the Company’s CEO contributed $6,439 to capital.

During the year ended December 31, 2006, the Company’s CEO contributed $4,791 to capital.

During the year ended December 31, 2007, the Company’s CEO contributed $4,950 to capital.

During the year ended December 31, 2008, the Company’s CEO contributed $450 to capital.

6,000,000 common shares were issued to 25 shareholders on February 5, 2008 for the sum of $30,000 in cash.

10,002,000 common shares were issued to Usee, Inc. on September 24, 2010 in exchange for 100% of the issued and outstanding shares of Usee. The transaction was later cancelled on November 15, 2010 after due diligence discovered some improprieties. The Company is working to recover the stock certificates that were issued. As of December 31, 2010, the Company had not received back 2,141,690 shares of common stock, valued at $4,391,521, and has placed a stop transfer order on all outstanding shares. The Company has evaluated the collectability of the receivable and recorded a 100% allowance and bad debt expense for $4,391,521.

1,920,000 common shares, valued at $8,000,000, were issued to Richard Glisky on September 30, 2010 in exchange for a 100% membership interest in Harvest Hartwell CCP, LLC, and its assets which consist of just over 48 acres of South Carolina lakefront property on Lake Hartwell.

On August 10, 2011, the Company signed an agreement to cancel the initial purchase, Harvest Hartwell ceased to be a subsidiary of Z3 Enterprises and all of the stock issued for the purchase were to be returned to Z3E. As of September 8, 2011, the shares have not been returned and the Company has recorded an $8,000,000 stock receivable.

180,000 common shares were issued to Network 1 Financial Services on October 26, 2010 in exchange for investment banking services to be performed over a 1 year period. On October 26, 2010, the Company recorded $750,006 in prepaid expense related to the shares issued to Network 1 Financial Services. As of December 31, 2010, the Company has expensed $187,502 for services.

175,000 common shares were issued to Global AIG Series, LLC on November 12, 2010 in exchange for assistance in funding entertainment projects valued at $1,286,250.

On September 2, 2010, the Company increased the number of authorized shares to 95 million shares of common stock and 10 million shares of preferred stock. The Company did not change the par value of the shares. On the same date, the Company also approved a forward 6-to-1 stock split.

All references to the number of shares and price per share have been retroactively adjusted in the presentation of these financial statements.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

3.    RELATED PARTY TRANSACTIONS

During the year ended 2010, Phoenix Productions and Entertainment Group, Inc. made loans to Z3 Enterprises of $267,052. The terms of the loan agreement do not require payment of interest nor enable the unpaid balance to be converted into shares.

4.   INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the period presented because we have experienced operating losses since inception. Per authoritative guidance pursuant to accounting for income tax and uncertainty in income taxes, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company's deferred tax asset as of December 31, 2010 and

2009 are as follows:

	2010	2009

Net operating loss carry forward	$ 5,996,763	$ 47,224
Valuation allowance	$ (5,996,763)	$ (47,224)

Net deferred tax asset	$ --	$ --

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2010	2009	Since Inception

Tax at statutory rate (35%)	$ 2,098,867	$ 4,410	$ 2,115,395
Increase in valuation allowance	$ (2,098,867)	$ (4,410)	$ (2,115,395)

Net deferred tax asset	$ --	$ --	$ --

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2032.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2006. The Company will file its U.S. federal return for the year ended December 31, 2010 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

5. INVESTMENT DEPOSIT

On December 3, 2010, Z3 Enterprises, Inc. entered into an Asset Purchase and Sale Agreement with Trinity Springs, Ltd. (“Trinity”), amended and restated on January 26, 2011. Under the terms of the Agreement the Company agreed to purchase Trinity for $18,600,000. The terms of the Agreement were disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2011.

As called for in the agreement, Z3 Enterprises provided a nonrefundable, earnest deposit of $100,000, on December 8, 2010, which would be credited to the buyer at closing.

Final realization of the agreement was dependent upon the approval of Trinity’s board and shareholders. That approval was never granted, so on March 24, 2011, the Company terminated the Agreement, however, discussions concerning the purchase of Trinity Springs are on-going.

There are no material relationships between the Company or its affiliates and any of the parties to the Agreement other than in respect to the Agreement.

The Agreement did not provide for any termination penalties.

6. INTELLECTUAL PROPERTY

On December 27, 2010, the Company executed a Memorandum of Understanding with the Aleem Brothers whereby Z3 would acquire various intangible rights to the works of the Aleem Brothers many of which featured Jimi Hendrix.  A report on Form 8-K was filed with the Securities and Exchange Commission on December 29, 2010 in connection with the memorandum.

In consideration for the rights, the Aleem Brothers required a deposit of $75,000. $50,000 was delivered in December 2010 and the balance in January 2011.

7. PREPAID EXPENSE

On October 26, 2010, the Company issued 180,000 common shares to Network 1 Financial Services in exchange for investment banking services to be performed over a 1 year period. On October 26, 2010 the Company recorded $750,006 in prepaid expense related to the shares issued to Network 1 Financial Services. As of December 31, 2010, the Company has expensed $187,502 for services.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

8.    SUBSEQUENT EVENTS

On March 29, 2011, the Company entered into a share exchange agreement to acquire HPEV, Inc. V”),  a  Delaware corporation, which agreement was amended on June 14, 2011. The Company acquired one  hundred percent of the shares of common and preferred stock in HPEV in exchange for the issuance of 22,000,000 common shares of stock of Z3E.

According to the terms of the share exchange agreement and pending a change in the Company by-laws which has not occurred as of September 8, 2011, Z3E shall designate Quentin Ponder and Tim Hassett as directors of Z3E, as well as two independent representatives to be named later by HPEV as additional directors.

The current management team of HPEV remained in place.

On May 18, 2011, 10,740,000 common shares were issued to Tim Hassett, Quentin Ponder and Mark Hodowanec as part of the acquisition of HPEV Inc. by Z3. Brian Duffy received 600,000 common shares in exchange for his consulting services.

On May 20, 2011, 1,140,000 common shares were issued to Darren Zellers on May 20, 2011 as part of the acquisition of HPEV Inc. by Z3.

On May 23, 2011, 1,823,185 common shares were issued to Capital Group Communication, Inc. in exchange for investor relations services.

On June 14, 2011, the Share Exchange Agreement between Z3E and HPEV was amended to eliminate the issuance of Series B preferred stock of Z3E. The preferred stock was replaced with 10,000,000 shares of common stock with the result that the agreement now states that Z3E will acquire HPEV for 22,000,000 shares of common stock in Z3E.

Consequently, on that same day, 10,000,000 common shares were issued to Tim Hassett, Mark Hodowanec, Quentin Ponder and Darren Zellers as part of the acquisition of HPEV, Inc. by Z3.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s CEO, President, Treasurer and Secretary effective upon the filing of two of the reports with the Securities and Exchange Commission that are past due, specifically the 10K for 2010 and the 2011 first quarter 10Q. The 2011 second quarter 10Q is also past due.

Z3 Enterprises, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

On June 29, 2011, the Board appointed Quentin Ponder as the Company’s new President, effective on the date of the filing of the first quarter 10Q.

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC. (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010. Z3E purchased HHCCP and its assets which include 48 and 13/100 acres of lake front real estate property located in Anderson County, South Carolina for $8 million in the form of 1,920,000 shares of Z3E common stock. The terms of the Agreement were disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.

As called for in the Rescission Agreement, Z3 Enterprises assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Z3E common stock back to Z3E which the company intends to have cancelled . Z3E also discharged a $22,500 mortgage lien that had been attached to the property. As of September 8, 2011, the shares had not been assigned.

There were no material relationships between the Company or its affiliates and any of the parties to the Agreement other than in respect to the Agreement. The Agreement did not provide for any termination or rescission penalties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z3 ENTERPRISES, INC.

Date: September 28, 2011	By:	/s/ Ross Giles
Ross Giles Chief Executive Officer, President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Ross Giles	Chief Executive Officer, President, Treasurer and Secretary	September 28, 2011
Ross Giles	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ Judson Bibb	Director	September 28, 2011
Judson Bibb

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on September 9, 2010).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
10.1	Joint Venture Agreement dated September 3, 2010 between Phoenix Productions and Entertainment Group, LLC and the Company (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on September 9, 2010).
10.2*	Loan Agreement between Phoenix Productions and Entertainment Group and the Company effective September 7, 2010.
10.3	Stock Purchase and Sale Agreement dated November 17, 2010 between Phoenix Productions and Entertainment Group, LLC, Judson Bibb and the Company (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on December 28, 2010).
10.4*	Agreement for the Exchange of Common Stock of HPEV, Inc. dated March 29, 2011 among the Company, HPEV, Inc., Tim Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers.
10.5	Addendum to Share Exchange dated June 14, 2011 among the Company, HPEV, Inc., Tim Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on August 19, 2011).
10.6	Memorandum of Agreement dated December 24, 2010 by and between the Company and Taharqa Aleem and Tunde Ra Aleem a/k/a Albert Allen and Arthur Allen (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on December 29, 2010).
10.7	Letter of Agreement dated September 17, 2010 among USEE, Inc., USEE, CA, Inc. and the Company (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on September 24, 2010).
10.8	Termination Letter dated November 15, 2010 from the Company to USEE, Inc. and USEE, CA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on November 15, 2010).
10.9	Amended and Restated Asset Purchase and Sale Agreement between Trinity Springs Ltd. and the Company effective January 26, 2011 (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on March 15, 2011).
10.10	Membership Interest Purchase Agreement related to Harvest Hartwell CCP, LLC dated September 30, 2010 between Richard Glisky and the Company (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on October 7, 2010).
10.11*	Rescission Agreement dated September 2, 2011 between Richard Glisky and the Company.

21.1*	Subsidiaries of the registrant.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 * Filed herewith.

