Form 10-Q
period 2011-03-31
Z3 ENTERPRISES, INC.
filed 2011-10-20
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-53443

Z3 Enterprises, Inc.
( Name of registrant as specified in its charter)

Nevada	75-3076597
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7322 S. Rainbow Blvd., Suite 194, Las Vegas, Nevada	89139
( Address of principal executive offices)	(Zip Code)

(702) 508-9255
(Registrant's telephone number, including area code)

( Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes o          No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [ ] Accelerated Filer [ ]

Non-accelerated Filer [ ] Small Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock: 48,259, 875 shares of Common Stock as of September 29, 2011.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this quarterly report on Form 10-Q and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

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

The risks affecting the Company’s business include, among others: lack of other sources of funding, the Company’s continuing compliance with applicable laws and regulations, product acceptance, competition in the industry and technological changes.

All forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by the Company about its business.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	March 31, 2011	December 31, 2010
	Un-Audited	Audited
ASSETS

Current assets
Cash	$ 37	$ 1,153
Prepaid expenses	375,002	562,504
Investment deposit	100,000	100,000
Intellectual property	75,000	50,000
Total current assets	550,039	713,657

Total assets	$ 550,039	$ 713,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 11,637	$ 9,845
Notes payable -related party	336,187	267,052
Total liabilities	347,824	276,897

Total current liabilities	347,824	276,897

Stockholders' equity
Common stock; $.001 par value; 105,000,000
shares authorized, 23,956,690 shares issued
and outstanding as of March 31, 2011 and
December 31, 2010	23,957	23,957
Additional paid-in capital	14,456,790	14,456,790
Common stock receivable	(8,000,000)	(8,000,000)
Accumulated deficit during development stage	(6,278,532)	(6,043,987)
Total stockholders' equity	202,215	436,760

Total liabilities and stockholders' equity	$ 550,039	$ 713,657

The accompanying notes are an integral part of these financial statements

Z3 ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three	Three	From inception
	Months	Months	(July 22, 2002)
	Ended	Ended	through
	March 31, 2011	March 31, 2010	March 31, 2011
	Un-Audited	Un-Audited	Un-Audited

Revenue	$ -	$ 4,997	$ 12,165
Cost of goods sold	-	-	-
Gross profit	-	4,997	12,165

Operating expenses
Professional fees	21,189	3,500	96,834
Licenses and permits	-	-	927
Automobile expenses	5	-	3,503
Travel and entertainment	25	-	17,976
Independent contractors	211,716	-	1,721,312
Video production	-	-	750
Advertising and promotion	-	-	14,670
Bank service charges	655	-	1,358
Bad debt expense	-	-	4,391,521
General and administrative	952	1,571	41,843

Total operating expenses	234,542	5,071	6,290,694

Other income (expenses):
Interest expense	3	-	3
Total other income (expenses)	3	-	3

Net loss	$(234,545)	$ (74)	$(6,278,532)

Basic loss per common share	$0.00	$0.00

Basic weighted average
common shares outstanding	23,956,690	20,040,000

The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From July 22, 2002
			(Date of Inception)
	Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
	Un-Audited	Un-Audited	Un-Audited
Cash flows from operating activities:
Net loss	(234,545)	(74)	(6,278,532)
Adjustments to reconcile net loss to			-
net cash used by operating activities:			-
Stock compensation	187,502		1,661,254
Bad debt expense	-		4,391,521
Changes in operating assets and liabilities:			-
Increase in accounts payable	1,792		11,637
Net cash used by operating activities	(45,251)	(74)	(214,120)

Cash flows from investing activities:
Intellectual Property	(25,000)		(75,000)
Investment Deposit	-		(100,000)
Net cash used by investing activities	(25,000)		(175,000)

Cash flows from financing activities:
Common stock issued for cash	-		36,340
Proceeds from notes payable - related party	69,135		336,187
Capital contribution	-		16,630
Net cash provided by financing activities	69,135		389,157

Net change in cash and cash equivalents	(1,116)	(74)	37

Cash, beginning of period	1,153	5,746	-

Cash, end of period	37	5,672	37

Supplemental Schedule of non-cash Activities
Common stock receivable	$ -	$ -	$ 8,000,000
Stock issued for prepaid services.	$ -	$ -	$ 562,504

The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

1 .   DESCRIPTION OF BUSINESS AND HISTORY

Description of business and history - Z3 Enterprises, Inc., a Nevada corporation (formerly known as Bibb Corporation) (hereinafter referred to as the “Company” or “Z3E”), was incorporated in the State of Nevada on July 22, 2002. The planned principal operations were to produce fully integrated multi-media products targeting the marginally literate. That changed when a Joint Venture Agreement was signed with Phoenix Productions and Entertainment Group (PPEG). With that, the Company’s focus shifted to health and wellness books; educational, entertainment and reality show programming as well as feature films and special event marketing.

From September 2010 through March 2011, the Company pursued business opportunities with Usee, Inc. and Usee Ca, Inc.; and Trinity Springs, Ltd., respectively, but the agreements were never consummated and the projects were terminated. A project with Taharqa and Tunde Ra Aleem has been placed on hold and will likely be transferred to PPEG in consideration for the forgiveness of some portion of the loans PPEG provided to the Company pursuant to the loan agreement PPEG signed with Z3E on September 6, 2010. As of March 31, 2011, PPEG has loaned Z3E $336,187 pursuant to the loan agreement. The amount of loan forgiveness that Z3E will receive in exchange for the transfer of the Aleem project has yet to be determined.

On March 29, 2011, the Company entered into a share exchange agreement to acquire HPEV, Inc., pursuant to which HPEV became a subsidiary of Z3E. As of March 31, 2011 the acquisition has not yet closed.

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

As a result of the anticipated acquisition, the Company changed its mission. The Company plans to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. We also intend to license our heat pipe technology to manufacturers of parts such as brakes, resistors and calipers.

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

Z3 ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s Chief Executive Officer, President, Treasurer and Secretary effective upon the filing of all reports with the Securities and Exchange Commission that were then currently past due, specifically this first quarter 10Q.

On June 29, 2011, the Board appointed Quentin Ponder as the Company’s Chief Executive Officer and President, effective on the date of the filing of the first quarter 10Q. As a result, as of the filing of this Form 10Q, Quentin Ponder replaced Ross Giles as the CEO and President of the Company.

Going concern – The Company incurred net losses of approximately $6,278,532 during the period from July 22, 2002 (Date of Inception) through March 31, 2011 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

It is possible we may decide that we cannot continue with our business operations as outlined in our current business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that might be available.

Presentation and disclosure- It is management’s opinion that all adjustment necessary for a fair statement of results for the interim period have been made, and all adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the December 31, 2010 financial statements filed with the Company’s annual report 10K.

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

 Z3 ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 22, 2002 (Date of Inception) through March 31, 2011, no options and warrants were outstanding.

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

Advertising costs –The Company has recorded no advertising and promotion costs for the quarter ended March 31, 2011.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting standards- The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial statements

2.   STOCKHOLDERS’ EQUITY

The Company has 95,000,000 common shares authorized and 23,956,690 issued and outstanding as of March 31, 2011.

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

10,002,000 common shares were issued to Usee, Inc. on September 24, 2010 in exchange for 100% of the issued and outstanding shares of Usee. The transaction was later cancelled on November 15, 2010 after due diligence discovered some improprieties. The Company is working to recover the stock certificates that were issued. As of March 31, 2011, the Company has not received back 2,141,690 shares of common stock, valued at $4,391,521, and has placed a stop transfer order on all such outstanding shares. The Company has evaluated the collectability of the receivable and recorded a 100% allowance and bad debt expense for $4,391,521.

1, 920,000 common shares, valued at $8,000,000, were issued to Richard Glisky on September 30, 2010 in exchange for a 100% membership interest in Harvest Hartwell CCP, LLC, and its assets which consist of just over 48 acres of South Carolina lakefront property on Lake Hartwell.

On September 2, 2011, the Company signed an agreement to cancel the initial purchase, Harvest Hartwell ceased to be a subsidiary of Z3 Enterprises and all of the stock issued for the purchase were to be returned to Z3E. As of September 29, 2011, the shares have not been returned and the Company has recorded an $8,000,000 stock receivable.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

180,000 common shares were issued to Network 1 Financial Services on October 26, 2010 in exchange for investment banking services to be performed over a 1 year period. On October 26, 2010, the Company recorded $750,006 in prepaid expense related to the shares issued to Network 1 Financial Services. As of March 31, 2011, the Company has expensed $375,004 for services.

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

3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, Phoenix Productions and Entertainment Group, Inc. made loans to Z3 Enterprises of $267,052. The terms of the loan agreement do not require payment of interest nor enable the unpaid balance to be converted into shares of Z3E.

During the first quarter of 2011, Phoenix Productions and Entertainment Group, Inc. made loans to Z3 Enterprises of $69,135 (Note: this reflects an additional $10,700 loaned for 2011 over what was reported in the Business Developments; Recent Events; and Certain Relationships and Related Transactions and Director Independence sections of the 2010 10-K) under the same terms noted above.

4. INVESTMENT DEPOSIT

On December 3, 2011, Z3 Enterprises, Inc. entered into an Asset Purchase and Sale Agreement with Trinity Springs, Ltd. (“Trinity”), amended and restated on January 26, 2011. Under the terms of the Agreement the Company agreed to purchase Trinity for $18,600,000. The terms of the Agreement were disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2011.

As called for in the agreement, Z3 Enterprises provided a non-refundable, earnest deposit of $100,000 on December 8, 2010, which would be credited to the buyer at closing. The $100,000 has not be written off because discussions concerning the purchase of Trinity Springs are on-going.

Final realization of the agreement was dependent upon the approval of Trinity’s board and shareholders. That approval was never granted, so on March 24, 2011, the Company terminated the Agreement, however, as noted above, discussions are continuing.

There are no material relationships between the Company or its affiliates and any of the parties to the Agreement other than in respect to the Agreement.

The Agreement did not provide for any termination penalties.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

5. INTELLECTUAL PROPERTY

On December 27, 2010, the Company executed a Memorandum of Understanding with the Aleem Brothers whereby Z3E would acquire various intangible rights to the works of the Aleem Brothers many of which featured Jimi Hendrix.  A report on Form 8-K was filed with the Securities and Exchange Commission on December 29, 2010 in connection with the memorandum.

In consideration for the rights, the Aleem Brothers required a deposit of $75,000. $50,000 was delivered in December 2010 and the balance in January 2011.

On March 29, 2011, the Company entered into a Share Exchange Agreement to acquire HPEV, Inc. (“HPEV”), a Delaware corporation. With the acquisition, Z3E soon acquired the rights to a current total of 7 patents (1 granted, 6 pending) that were assigned to HPEV on May 5, 2011.  Two other patents pending are currently in the process of being assigned to HPEV.  The nine patents and patents-pending cover a variety of composite heat pipe applications and a parallel vehicle platform. Composite heat pipes quickly transfer thermal energy away from heat sources and a parallel vehicle platform enables a vehicle to be powered by two sources of energy.

6. PREPAID EXPENSE

On October 26, 2010, the Company issued 180,000 common shares to Network 1 Financial Services in exchange for investment banking services to be performed over a 1 year period. On October 26, 2010 the Company recorded $750,006 in prepaid expense related to the shares issued to Network 1 Financial Services. As of March 31, 2011, the Company has expensed $375,004 for such services.

7.    SUBSEQUENT EVENTS

On March 29, 2011, the Company entered into a share exchange agreement to acquire HPEV, Inc. (“HPEV”), a Delaware corporation, which agreement was amended on June 14, 2011. The Company acquired one hundred percent of the shares of common and preferred stock in HPEV in exchange for the issuance of 22,000,000 shares of common stock of Z3E.

According to the terms of the share exchange agreement and pending a change in the Company by-laws which has not occurred as of October 17, 2011, Z3E shall designate Quentin Ponder and Tim Hassett as directors of Z3E, as well as two independent representatives to be named later by HPEV as additional directors.

The current management team of HPEV remained in place.

On May 18, 2011, 10,740,000 common shares were issued to Tim Hassett, Quentin Ponder and Mark Hodowanec as part of the acquisition of HPEV Inc. by Z3E. Brian Duffy received 600,000 common shares in exchange for his consulting services.

On May 20, 2011, 1,140,000 common shares were issued to Darren Zellers on May 20, 2011 as part of the acquisition of HPEV Inc. by Z3E.

On May 23, 2011, 1,823,185 common shares were issued to Capital Group Communication, Inc. in exchange for investor relations services.

Z3 ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

On June 14, 2011, the Share Exchange Agreement between Z3E and HPEV was amended to eliminate the issuance of Series B preferred stock of Z3E. The preferred stock was replaced with 10,000,000 shares of common stock with the result that the agreement now states that Z3E will acquire HPEV for 22,000,000 shares of common stock in Z3E.

Consequently, on that same day, 10,000,000 common shares were issued to Tim Hassett, Mark Hodowanec, Quentin Ponder and Darren Zellers as part of the acquisition of HPEV, Inc. by Z3E.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s CEO, President, Treasurer and Secretary effective upon the filing of two reports with the Securities and Exchange Commission that were then past due, specifically the 10K for 2010 and the 2011 first quarter 10Q. The 2011 second quarter 10Q is also currently past due.

On June 29, 2011, the Board appointed Quentin Ponder as the Company’s new CEO and President, effective on the date of the filing of the first quarter 10Q.

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010. Z3E purchased HHCCP and its assets which include 48 and 13/100 acres of lake front real estate property located in Anderson County, South Carolina for $8 million in the form of 1,920,000 shares of Z3E common stock. The terms of the Agreement were disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2010.

As called for in the Rescission Agreement, Z3 Enterprises assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Z3E common stock back to Z3E which the company intends to have cancelled. Z3E also discharged a $22,500 mortgage lien that had been attached to the real property owned by HHCCP. As of September 8, 2011, the 1,920,000 shares of Z3E common stock had not been assigned back to the Company.

There were no material relationships between the Company or its affiliates and any of the parties to the Agreement other than in respect to the Agreement. The Agreement did not provide for any termination or rescission penalties.

8.     LITIGATION

As of March 31, 2011, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and related notes. The following discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by such forward-looking statements due to various factors, including, but not limited to, those set forth elsewhere in this report.

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

As a result of the joint venture, the Company changed its name from Bibb Corporation to Z3 Enterprises, Inc. A few months later, PPEG bought out the majority shareholder of the Company and the Company changed control.

From September 2010 through March 2011, the Company pursued business opportunities with Usee, Inc. and Usee Ca, Inc.; and Trinity Springs, Ltd., respectively, but the respective acquisition agreements were never consummated and the projects were terminated.

On December 24, 2010, the Company executed a Memorandum of Understanding with Taharqa Aleem and Tunde Ra Aleem (the Aleem Brothers) whereby Z3E was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters. The memorandum provided for the transfer of all rights, title and interest to full extent possible under law to unreleased recordings of The Ghetto Fighters featuring Jimi Hendrix, among other properties.

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

As a result, the agreement remained on the company’s books. Since then the Company’s direction has changed. It is no longer involved in entertainment projects whereas PPEG is. Consequently, it is likely that the agreement with the Aleem Brothers and all financial and creative rights attached thereto will be transferred to PPEG in consideration for the cancellation of up to $100,000 of the loans from PPEG to the Company related to the Joint Venture Agreement.

In March 2011, we were presented with an opportunity that we believed should generate revenues far earlier than the typical timeline for income related to films and other entertainment projects.

To that end, we acquired HPEV, Inc, a Delaware corporation, that would soon hold 1 patent and 6 patents-pending which cover a variety of composite heat pipes and heat pipe applications as well as a patent pending related to electric load assist and parallel vehicle platform that enables vehicles to alternate between two sources of power.  The initial patent and patents pending were assigned to HPEV on May 5, 2011. Two additional patents pending are in the process of being assigned to HPEV.

HPEV’s technologies in combination with existing technologies should enable us to convert any existing internal combustion vehicle on the road into a plug-in hybrid electric vehicle which should result in reduced energy and maintenance costs as well as emissions.

We have an accumulated deficit of $6,278,532 since inception through March 31, 2011. Our liabilities and equity now total $550,039 as of March 31, 2011. We have generated $12,165 in revenue through March 31, 2011; and we have been issued a "substantial doubt" going concern opinion from our auditors.

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

To that end: the company has been assigned 7 patents (1 awarded, 6 pending with another 2 patents pending remaining to be assigned) covering technology that increases the power density of electric motors and a parallel vehicle platform. A parallel vehicle platform enables a vehicle to run on two sources of power.

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

A prototype will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The Company’s initial conversion is due for completion in the first quarter of 2012. The target markets include fleet, commercial and consumer vehicles ranging from SUVs to tractor-trailer trucks and buses.

As the existing infrastructure at most vehicle maintenance facilities is sufficient to perform the conversions, the Company plans to license the technology to automotive dealers and service centers nationwide as well as to fleet owners.

HPEV intends to license its exclusive heat pipe technology as well. Composite heat pipes can be used to convey thermal energy away from heat sources such as engines or even brake calipers and resistors. The pipes operate without using pumps or moving parts and should enable the engines to run cooler. The cooler an engine runs, the more horsepower it can generate and the longer the engine may last. A cooler motor is also less likely to suffer heat-related failure.

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

It is estimated that the first conversion should be ready by the first quarter of 2012. As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to fleet owners and service centers nationwide as well as automotive dealers. Auto dealers should have a particular interest in the technology. They have existing space to offer services, want additional revenue streams and seek ways to increases sales of SUVs and trucks. Z3E will provide training and components while the fleet, service center and dealer mechanics will perform the retrofits.

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

Z3E will rely on a highly structured, comprehensive marketing strategy in which each element cross promotes and reinforces the others. The marketing mix will include: social media marketing, an online video channel, public relations to trade and consumer media, seminars for consumers and automotive professionals, participation in environmental events and co-op advertising.

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

In return for the loan or line of credit, PPEG will receive the full amount of its loans or investment plus an interest payment of five percent upon receipt of revenues by Z3E from each project. The revenues include licensing, tax incentives, domestic and international sales as well as all other forms of income related to the projects funded by capital from PPEG.  PPEG may convert any loans or lines of credit provided under the agreement through December 31, 2010 into Z3E common stock at a price of $2.50 per share, and at a conversion price of $3.50 per share for loans or lines of credit provided thereafter. As of September 29, 2011, the loans or lines of credit have not been converted.

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

As of March 31, 2011, PPEG has loaned the Company another $69,135 (Note: this reflects an additional $10,700 loaned for 2011 over what was reported in the Business Developments; Recent Events; and Certain Relationships and Related Transactions and Director Independence sections of the 2010 10-K). Once again, the funds were used for operations as well as additional good faith money for the Aleem Brothers and the acquisition of HPEV, Inc.

On September 24, 2010, the Company acquired 100% of the issued and outstanding shares of Usee, Inc. in exchange for 10,002,000 of its common shares. The transaction was later cancelled after due diligence discovered some improprieties on the part of Usee. The Company is working to recover the stock certificates that were issued. As of September 29, 2011, the Company has not received back 1,641,690 shares of such common stock, valued at $4,391,521, and has placed a stop transfer order on all such outstanding shares. The Company has evaluated the collectability of the receivable and recorded a 100% allowance and bad debt expense for $4,391,521.

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

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement to rescind an Agreement for the Acquisition of Harvest Hartwell CCP (HHCCP) that was originally signed on September 30, 2010. As called for in the Rescission Agreement, Z3 Enterprises assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Z3E common stock back to Z3E for which the Company recorded an $8,000,000 stock receivable as of December 31, 2010. Z3E also discharged a $22,500 mortgage lien that had been attached to the property by Judson Bibb, a director of the Company. The lien was security for an interest-free loan Mr. Bibb provided to the Company on April 12, 2011. On August 10, 2011, Mr. Bibb executed the necessary documents to discharge the mortgage lien in order to facilitate the rescission of the acquisition agreement pursuant to which Z3E acquired HHCCP. The director and the Company have yet to make new arrangements for repayment of the loan.

There were no material relationships between the Company or its affiliates and any of the parties to the initial acquisition agreement of HHCCP nor the Rescission Agreement other than in respect to the Agreements. The Agreements did not provide for any termination or rescission penalties.

As of September 29, 2011, the shares owned by Mr. Glisky had not been assigned back to the Company. We believe the prospects for recovering the shares are good. Our lawyer who handled the rescission agreement has stopped work until his outstanding invoice has been resolved. At such time as we are able to settle our debt, work will resume and the return of the shares should occur forthwith. We don’t foresee any liabilities arising from the rescission of this contract. The agreement was arrived at after negotiations with both parties represented by counsel.

On December 8, 2010, the Company terminated pre-production of Who Wants to Be a World Class Athlete after a thorough review of the potential returns of a web-based series couldn’t justify the expenditures.

As detailed earlier in Item 2, on December 24, 2010, the Company executed a Memorandum of Agreement with Taharqa Aleem and Tunde Ra Aleem (the “Aleem Brothers”) whereby Z3E was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters.

On December 24, 2010, Phoenix Productions and Entertainment Group, Inc. (“PPEG”) entered into a Stock Purchase Agreement with Judson Bibb whereby PPEG acquired 13,639,200 shares of the Company’s issued and outstanding shares of common stock for a purchase price of $100,000.

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

On January 26, 2011, we entered into an agreement to acquire Trinity Springs, Ltd. (Trinity), also known as Crystal Paradise Holdings, Inc., an Idaho Corporation. Z3 Enterprises agreed to buy Trinity for $18,600,000. The agreement and closing of the transaction were subject to the receipt of cash by the disbursing agent and settlement of outstanding liens by Trinity as well as a recommendation to sell by Trinity’s board or directors and approval by Trinity’s shareholders as required under the Idaho Business Corporation Act.

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

On March 29, 2011, the Company entered into a share exchange agreement to acquire HPEV, Inc. (“HPEV”), a Delaware corporation, which agreement was amended on June 14, 2011. The Company acquired one hundred percent of the shares of common and preferred stock in HPEV in exchange for the issuance of 22,000,000 shares of common stock of Z3E.

According to the terms of the share exchange agreement and pending a change in the Company by-laws which has not occurred as of September 8, 2011, Z3E shall designate Quentin Ponder and Tim Hassett as directors of Z3E, as well as two independent representatives to be named later by HPEV as additional directors.

The current management team of HPEV remained in place.

With the acquisition of HPEV, the Company’s direction changed. On May 5, 2011, HPEV Inc. was assigned the rights to one awarded patent and six patents-pending which cover composite heat pipes applications and a parallel vehicle platform. Two additional patents pending are in the process of being assigned to HPEV. Our intent is now to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. We also intend to incorporate our heat pipe technology in automotive components such as brakes.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s Chief Executive Officer, President, Treasurer and Secretary effective upon the filing of all reports with the Securities and Exchange Commission that were then currently past due, specifically the 10K for 2010 and the 2011 first quarter 10Q. While the second quarter 10Q is also currently past due, it will be filed by the incoming president.

On June 29, 2011, the Board appointed Quentin Ponder as the Company’s Chief Executive Officer and President, effective on the date of the filing of the first quarter 10Q.

On July 13, 2011, the Company filed a provisional patent application for a composite heat pipe cooled brake system.

As detailed earlier in Recent Events, on September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC, a Michigan limited liability company, that was originally signed on September 30, 2010.

Comparison of Operating Results for the Three Months ended March 31, 2011 and 2010

REVENUE AND OPERATING EXPENSES:

For the three months ended March 31, 2011, we had no revenues. Total revenues for the three months ended March 31, 2010 were $4,997. We generated since inception (July 22, 2002) through March 31, 2011 $12,165 in revenue. The revenues generated since inception (July 22, 2002) through March 31, 2011 were derived from fees paid to us in exchange for providing the previous president’s production expertise. With the change in presidents and the change in business direction, the Company’s efforts during first quarter of 2011 were focused on generating new business.

With limited revenues, we have tried to minimize our operating expenses. The expenses for the first quarter of 2011 consisted primarily of professional fees and payments to independent contractors. For the three months ended March 31, 2011 and 2010, our total operating expenses were $234,542 and $5,071, respectively. The majority of the increase in operating expenses was due to increased spending on independent contractor expenses and professional fees as we put together agreements for new business projects and conducted due diligence. Our total operating since inception (July 22, 2002) through March 31, 2011 $6,290,694 which includes a bad debt expense of $4,391,521 recorded as a result of unreturned stock from a cancelled transaction. If and when the stock is returned, the bad debt expense will be eliminated.

For the three months ended March 31, 2011 we had a net loss of $(234,545). For the three months ended March 30, 2010, we incurred a net loss of $(74). Our net loss since inception (July 22, 2002) through March 31, 2011 was $(6,278,532) including the bad debt expense.

Our loss per share during the first quarter of 2011 was nominal. During the first quarter of 2010, it was nominal.

LIQUIDITY AND CAPITAL RESOURCES:

For the three months ended March 31, 2011, we incurred losses from operations of $(234,542). On March 31, 2011, we had cash of $37, an accumulated deficit of $(6,278,532) and working capital of $202,215. Our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to raise funds or generate revenues.

The following table provides selected financial data about our Company for the quarter ended March 31, 2011 and for the quarter ended March 31, 2010.

Balance Sheet Data:	3/31/2011	3/31/2010

Cash in bank	$37	$5,672
Total assets	$550,039	$5,672
Total liabilities	$347,824	$0
Stockholders' equity	$202,215	$5,672

We are in the process of creating our initial prototype and there is no guarantee we will be successful in completing our proposed business plans.

During the first quarter of 2011, we did not sell common stock, however, we believe that future private placements of equity capital and debt financing are needed to fund our short term projected needs for operations and development.  Additional financing may not be available on acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to realize our business plans, which could significantly and materially restrict our operations.

ASSETS AND LIABILITIES:

Current assets on March 31, 2011 consisted of cash totaling $37 as compared to $1,153 at December 31, 2010.

Our other assets on March 31, 2011, consisted of an investment deposit of $100,000, intellectual property valued at $75,000 and prepaid expenses of $375,002.

Total assets were $550,039 as of March 31, 2011, as compared to $713,657 on December 31, 2010.

Our accounts payable total $11,637 as of March 31, 2011. We have also recorded an increase to long term liability of $69,135 (Note: this reflects an additional $10,700 loaned for 2011 over what was reported in the Business Developments; Recent Events; and Certain Relationships and Related Transactions and Director Independence sections of the 2010 10-K) in loans from Phoenix Productions and Entertainment Group (PPEG) during the first quarter of 2011. When combined with their previous loans during 2010, our total long term liability to PPEG is $336,187.

As mentioned above, we will require additional capital to fully implement our business plan. There can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms. Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

OFF-BALANCE SHEET ARRANGEMENTS:

We currently do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable; we are a smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive and financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities

During the quarter ended March 31, 2011, we issued no shares of our common stock. Shares were issued in the quarter ended June 30, 2011.

On May 18, 2011, 10,740,000 common shares were issued to Tim Hassett, Quentin Ponder and Mark Hodowanec as part of the acquisition of HPEV Inc. by Z3E. Brian Duffy received 600,000 common shares in exchange for his consulting services.

On May 20, 2011, 1,140,000 common shares were issued to Darren Zellers as part of the acquisition of HPEV Inc. by Z3E.

On May 23, 2011, 1,823,185 common shares were issued to Capital Group Communication, Inc. in exchange for investor relations services.

On June 14, 2011, 10,000,000 common shares were issued to Tim Hassett, Mark Hodowanec, Quentin Ponder and Darren Zellers as part of the acquisition of HPEV, Inc. by Z3E.

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

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(2) and/or Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

On December 24, 2010, the Company executed a Memorandum of Understanding with Taharqa Aleem and Tunde Ra Aleem (the Aleem Brothers) whereby Z3E was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters. The memorandum provided for the transfer of all rights, title and interest to full extent possible under law to unreleased recordings of The Ghetto Fighters featuring Jimi Hendrix, among other properties.

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

As a result, the agreement remained on the company’s books. Since then the Company’s direction has changed. It is no longer involved in entertainment projects whereas PPEG is. Consequently, it is likely that the agreement with the Aleem Brothers and all financial and creative rights attached thereto will be transferred to PPEG in consideration for the cancellation of some portion of the loans from PPEG to the Company pursuant to the Joint Venture Agreement and the loan agreement between PPEG and the Company. As of March 31, 2011, PPEG has loaned the Company $336,187 pursuant to the loan agreement. The amount of loan forgiveness that the Company will receive in exchange for the transfer of the Aleem project has yet to be determined.

Item 6. Exhibits

Exhibit No.   Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on September 9, 2010).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
10.1	Agreement for the Exchange of Common Stock of HPEV, Inc. dated March 29, 2011 among the Company, HPEV, Inc., Tim Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed with the SEC on October 3, 2011).
10.2	Addendum to Share Exchange dated June 14, 2011 among the Company, HPEV, Inc., Tim Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on August 19, 2011).
10.3	Amended and Restated Asset Purchase and Sale Agreement between Trinity Springs Ltd. and the Company effective January 26, 2011 (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on March 15, 2011).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z3 ENTERPRISES, INC.

Date: October 18, 2011	By:	/s/ Ross Giles________
Ross Giles Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer)

