Form 10-Q
period 2011-06-30
Z3 ENTERPRISES, INC.
filed 2011-11-22
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-53443

Z3 Enterprises, Inc.
(Name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7322 S. Rainbow Blvd., Suite 194, Las Vegas, Nevada	89139
(Address of principal executive offices)	(Zip Code)

(702) 508-9255
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes o          No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [ ] Accelerated Filer [ ]

Non-accelerated Filer [ ] Small Reporting Company [X]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

The registrant had 47,993,125 shares of Common Stock outstanding as of November 15, 2011.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or the Company’s future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. The Company discusses many of these risks in the annual report on Form 10-K in greater detail under the heading “Risk Factors.” Given these uncertainties, one should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent the management’s beliefs and assumptions only as of the date of this report. One should read the annual report on Form 10-K and this quarterly report on Form10-Q and the documents that have been filed as exhibits to these reports completely and with the understanding that the actual future results may be materially different from what management expects.

Except as required by law, the Company assumes no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of
June 30, 2011
Un-Audited
ASSETS

Current assets
Cash	$ 13,514
Prepaid expenses	871,200
Investment deposit	100,000
Intellectual property deposit	75,000
Total current assets	1,059,714

Long term portion of prepaid expense	569,739

Total assets	$ 1,629,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 8,045
Notes payable -related party	539,404
Total current liabilities	547,449

Total liabilities	547,449

Stockholders' equity
Common stock; $.001 par value; 105,000,000
shares authorized, 48,259,875 shares issued
and outstanding as of June 30, 2011	48,260
Additional paid-in capital	9,963,224
Common stock payable	350,120
Common stock receivable	(8,000,000)
Accumulated deficit during development stage	(1,279,600)
Total stockholders' equity	1,082,004

Total liabilities and stockholders' equity	$ 1,629,453

The accompanying notes are an integral part of these consolidated financial statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	From inception
	Months	(March 24, 2011 )
	Ended	through
	June 30, 2011	June 30, 2011
	Un-Audited	Un-Audited

Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Professional fees	37,950	37,950
General and administrative	18,685	18,685
Independent contractors	1,221,355	1,221,355
Prototype development	1,610	1,610

Total operating expenses	1,279,600	1,279,600

Net loss	$ (1,279,600)	$ (1,279,600)

Basic loss per common share	$ (0.03)	$ (0.03)

Basic weighted average
common shares outstanding	40,377,017	41,939,874

The accompanying notes are an integral part of these consolidated financial statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From March 24, 2011
	Six Months	(Date of Inception)
	Ended	through
	June 30, 2011	June 30.2011
	Un-Audited	Un-Audited
Cash flows from operating activities:
Net loss	$ (1,279,600)	$ (1,279,600)
Adjustments to reconcile net loss to	-	-
net cash used by operating activities:	-	-
Stock compensation	1,093,453	1,093,453
Changes in operating assets and liabilities:	-	-
Increase in accounts payable	(3,592)	(3,592)
Net cash used by operating activities	(189,740)	(189,740)

Cash flows from investing activities:
Cash acquired through reverse merger	37	37
Net cash used by investing activities	37	37

Cash flows from financing activities:
Repayment to notes payable – related party	(3,000)	(3,000)
Proceeds from notes payable - related party	206,217	206,217
Net cash provided by financing activities	203,217	203,217
Net increase in cash and cash equivalents	13,514	13,514

Cash, beginning of period	-	-

Cash, end of period	$ 13,514	$ 13,514

Supplemental Schedule of non-cash activities
Shares issued for prepaid services	$ (1,253,439)	$ (1,253,439)
Prepaid expense acquired under reverse merger	$ (375,003)	$ (375,003)
Intangible asset acquired under reverse merger	$ (75,000)	$ (75,000)
Deposit acquired under reverse merger	$ (100,000)	$ (100,000)
Accounts payable acquired under reverse merger	$ 11,637	$ 11,637
Notes payable acquired under reverse merger	$ 336,187	$ 336,187
Common stock receivable acquired under reverse merger	$ (8,000,000)	$ (8,000,000)

The accompanying notes are an integral part of these consolidated financial statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1 .   DESCRIPTION OF BUSINESS AND HISTORY

Description of business and history – Z3 Enterprises, Inc., a Nevada corporation (formerly known as Bibb Corporation) (hereinafter referred to as “Z3E” or “The Company”), was incorporated in the State of Nevada on July 22, 2002. The Company’s principal operations were to produce fully integrated multi-media products targeting the marginally literate. The Company changed its focus to health and wellness books; educational entertainment and reality show programming; feature films and special event marketing upon entering into a Joint Venture Agreement (the ”Joint Venture Agreement”) with Phoenix Productions and Entertainment Group (PPEG) in September 2010.

From September 2010 through March 2011, Z3E pursued business opportunities, but agreements were never fulfilled and the entertainment projects have been terminated.

On March 29, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV”) in consideration for the issuance of 22,000,000 shares of Z3E common stock. Pursuant to Share Exchange Agreement, HPEV became a wholly owned subsidiary of Z3 upon closing of the Share Exchange on April 15, 2011.

The terms of the Share Exchange Agreement require the current board of directors of Z3E (the “Board”) to designate Quentin Ponder and Tim Hassett as directors of Z3E, as well as two other directors to be named later by HPEV. The Board has not yet appointed Mr. Ponder and Mr. Hassett to the Board due to current Bylaw restrictions. The Company plans to amend the bylaws and make these appointments as soon as practicable.

Control of the Z3E changed hands on April 15, 2011 with the issuance of 21,880,000 shares of Z3E common stock to the original shareholders of HPEV pursuant to the terms of the as amended Share Exchange Agreement. An additional 120,000 shares will be issued prior to the year end which will complete the issuance 22,000,000 shares of Z3E common stock to the shareholders of HPEV, Inc. under the terms of the as amended Share Exchange Agreement.

For accounting purposes, the acquisition of HPEV, Inc by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer.

HPEV was incorporated under the laws of the State of Delaware on March 25, 2011 to commercialize the technology from patents developed by two of its shareholders. Activities during its start-up stage were nominal.

Subsequent to the closing of the Share Exchange, Z3E changed its business focus to attempting to commercialize the HPEV technologies applications in a variety of applications and markets by licensing the conversion systems to fleet owners, vehicle dealers and service centers. The Company also plans to license the heat pipes technologies to engine and vehicle component manufacturers.

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents. Since then, two other patents have been applied for and remain to be assigned.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1.   DESCRIPTION OF BUSINESS AND HISTORY, Continued

The patents and patents-pending assigned to HPEV cover composite heat pipes and their applications as well as an electric load assist. The utilization of composite heat pipes should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components. The parallel vehicle platform enables vehicles to alternate between two sources of power.

The newly-merged Company plans to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. The Company also intends to license heat pipe technology to manufacturers of parts such as brakes, resistors and calipers.

The Company is currently sourcing the components to perform its initial conversion. The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

As operations have consisted of general administrative and pre-production activities, Z3 Enterprises is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as Z3E’s Chief Executive Officer, President, Treasurer and Secretary effective upon the filing of all Z3E reports with the Securities and Exchange Commission that were then currently past due, specifically the first quarter 10Q.

On June 29, 2011, the Board appointed Quentin Ponder as Z3E’s Chief Executive Officer and President, effective on the date of the filing of the first quarter 10Q. On October 20, 2011, as a result of the filing of the Form 10Q, Quentin Ponder replaced Ross Giles as the CEO and President of the Company.

2. GOING CONCERN

The Company incurred net losses of approximately $1,279,600 during the period from March 24, 2011 (Date of Inception) through June 30, 2011 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern without additional capital infusion.  At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

It is possible management may decide that the Company cannot continue with its business operations as outlined in the current business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that may be available.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

3. SIGNIFICANT ACCOUNTING POLICIES

Presentation and disclosure- It is management’s opinion that all adjustments necessary for a fair statement of results for the interim period have been made, and all adjustments are of a normal recurring nature.

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

Management believes the Company will have a net operating loss carryover to be used for future years.  Such losses may not be fully deductible due to the significant amounts of non-cash service costs as well as restrictions on carryovers resulting from reverse mergers.  The Company has established a valuation allowance for the full tax benefit of the applicable operating loss carryovers.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from March 24, 2011 (Date of Inception) through June 30, 2011, no options and warrants were outstanding.

Stock Based Compensation - Stock based compensation is accounted for using the Equity-Based Payments to Employees Topic of the FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for services. It also addresses transactions in which an entity incurs liabilities in exchange for services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company determines the value of stock issued at the date of grant. The Company also determines at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

3. SIGNIFICANT ACCOUNTING POLICIES, Continued

Stock based compensation for non-employees is accounted for using the Stock Based Compensation Topic of the FASB ASC 505. The Company uses the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Financial Instruments - The carrying amounts reflected in the consolidated balance sheets for cash and accounts payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Concentration of risk – A significant amount of Z3E’s assets and resources have been dependent on the financial support of Phoenix Productions and Entertainment Group. The company is pursuing other avenues of financial support.

Revenue recognition –Revenues are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". The Company recognizes revenues when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collection is reasonably assured.

Advertising costs –The Company has recorded $293 in advertising and promotion costs for the quarter ended June 30, 2011.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting standards- The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial statements.

4.   STOCKHOLDERS’ EQUITY

The Company has 105,000,000 common shares authorized and 48,259,875 issued and outstanding as of June 30, 2011.

On April 1, 2011, 600,000 Z3E common shares valued at $0.70 per share as of the date of the agreement were issued to Brian Duffy in exchange for his consulting services. The Company agreed to issue a total of 1,100,000 shares to Brian Duffy as compensation for services, 500,000 remain unissued and a stock payable of $350,000 was recorded.

On March 29, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV”) in consideration for the issuance of 22,000,000 shares of Z3E common stock.  For accounting purposes, the acquisition of HPEV, Inc. by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

4.   STOCKHOLDERS’ EQUITY, Continued

On April 4, 2011, 21,880,000 shares out of the 22,000,000 shares of Z3E common stock were issued to Tim Hassett, Quentin Ponder, Mark Hodowanec and Darren Zellers. 120,000 shares remain to be issued and were recorded as stock payable. Since the shares were deemed to be founder shares of HPEV, Inc. the Company recorded the value at par.

Prior to the reverse merger, Z3E had 23,956,690 common shares outstanding. Due to the recapitalization of Z3E with HPEV, the shares were deemed issued as of April 15, 2011 as part of the reverse merger and recapitalization. The value of the shares was based on the net asset value of Z3E as of April 15, 2011, the date the merger was deemed closed.

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share as of the date of the agreement were issued to Capital Group Communication, Inc. in exchange for investor relations services covering a period of twenty four-months valued at $1,367,389. See Note 8 for further information.

5. RELATED PARTY TRANSACTIONS

As a consequence of the reverse merger, HPEV took over the obligations of Z3E consisting of accounts payable of $11,637 (non related party) and a note payable balance of $336,187 due to Phoenix Productions and Entertainment Group, Inc., a significant shareholder of the Company’s common stock. The terms of the loan agreement do not require payment of interest, repayment of the loan to begin 15 days after receipt of initial revenues related to projects funded by PPEG loan. Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or default.

During the three months period ended June 30, 2011, Phoenix Productions and Entertainment Group, Inc. made loans to Z3 Enterprises of $186,017 and the Company made payments of $3,000 leaving a balance due as of June 30, 2011 of $519,204.

During the three month period ended June 30, 2011, Judson Bibb, Director, loaned $20,000 of unsecured, interest free funds which are due on demand.

During the three month period ended June 30, 2011, Quentin Ponder, CEO, advanced $200 to HPEV, Inc used to open the Company’s bank account. The advance is unsecured, interest free, due on demand

6. INVESTMENT DEPOSIT

The Company has the negotiating rights that come with a non-refundable, earnest deposit of $100,000 that Z3E provided to Trinity Springs, Ltd (“Trinity”). Z3E previously entered into an Asset Purchase and Sale Agreement with Trinity Springs, Ltd. (“Trinity”), to purchase Trinity for $18,600,000. The $100,000 deposit would be credited to the buyer at closing.

Final realization of the agreement was dependent upon the approval of Trinity’s board and shareholders. That approval was never granted, so on March 24, 2011, Z3E terminated the Agreement. Discussions concerning the purchase of Trinity Springs are on-going and the Company has not written off the $100,000 deposit.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

7. INTELLECTUAL PROPERTY DEPOSIT

Z3E has acquired various intangible rights to the works of the Aleem Brothers many of which featured Jimi Hendrix.

In consideration for the rights, the Z3 Enterprises provided a good faith deposit of $75,000. The intangible rights are recorded on the Company’s books as an intellectual property deposit.

Z3 Enterprises wholly owned subsidiary, HPEV, Inc. has been assigned the rights to one issued patent and six other patents pending. The issued patent and five patents-pending all relate to the utilization of heat pipes to remove heat from various types of electric motors and generators. By removing heat in a more efficient manner, the heat pipe provide lower costs and improved performance benefits. The seventh patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.

8. PREPAID EXPENSE

Z3E has $375,503 in stock-based prepaid expense for investment banking services to be performed by Network 1 Financial Services. As of June 30, 2011 the balance is $187,500.

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term as of June 30, 2011. The prepaid balance is $1,253,439.

9.    SUBSEQUENT EVENTS

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, Z3 Enterprises assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Z3E common stock back to Z3E which the Company intends to have cancelled. As of November 15, 2011, the 1,920,000 shares of Z3E common stock had not been assigned back to the Company. Consequently, the Company has an $8,000,000 stock receivable recorded on its books.

On September 30, 2011, PPEG provided a loan to Z3 Enterprises’ subsidiary, HPEV, Inc., in the amount of $90,000. On October 11, 2011, it loaned the subsidiary another $10,000. In addition, on October 3, 2011, PPEG paid audit and bookkeeping expenses on behalf of Z3E in the amount of $7,150.

The loans were made pursuant to a Loan Agreement signed on September 7, 2010 between, Z3 Enterprises and PPEG. Loans under the PPEG Loan Agreement are interest-free.

On October 20, 2011, the Z3E’s 10-Q for the first quarter of 2011 was filed and Ross Giles’ resignation as CEO, President, Treasurer and Secretary became effective. Quentin Ponder succeeded him.

Ross Giles was not under an employment contract. Therefore, he is due no further remuneration. As of October 24, 2011, Quentin Ponder is being compensated by HPEV at the rate of $5,000 per month through his consulting firm.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company began its development stage in July 2002. Since inception, it has focused primarily on research and development activities, organizing the company, finding and negotiating with vendors, raising capital and laying the groundwork to take the Company public.

The original planned principal operations were to produce fully integrated multi-media products targeting the marginally literate. That changed when the Company signed a Joint Venture Agreement with Phoenix Productions and Entertainment Group (PPEG) and thereby commenced substantial operations and the focus shifted to health and wellness books; educational, entertainment and reality show programming as well as feature films and special event marketing.

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

As a result, the agreement remained on the company’s books. Since then the Company’s direction has changed. It is no longer involved in entertainment projects.

In March 2011, management was presented with an opportunity that they believed should generate revenues far earlier than the typical timeline for income related to films and other entertainment projects.

To that end, on April 15, 2011, the Company acquired HPEV, Inc, a Delaware corporation, through a Share Exchange Agreement that would soon hold 1 patent and 6 patents-pending which cover a variety of composite heat pipes and heat pipe applications as well as a patent pending related to electric load assist and parallel vehicle platform that enables vehicles to alternate between two sources of power. The initial patent and patents pending were assigned to HPEV on May 5, 2011. Two additional patents pending are in the process of being assigned to HPEV.

HPEV’s technologies in combination with existing technologies should enable us to convert any existing internal combustion vehicle on the road into a plug-in hybrid electric vehicle which should result in reduced energy and maintenance costs as well as emissions.

Subsequent to the acquisition of HPEV, Inc. the Company changed its business focus to that of HPEV.

The share exchange transaction with HPEV, Inc. and its shareholders was treated as a reverse acquisition, with HPEV, Inc. as the accounting acquirer and Z3 Enterprises, Inc. as the acquired party. Unless the context suggests otherwise, when this report references business and financial information for periods prior to the consummation of the reverse acquisition, it is referring to the business and financial information of HPEV, Inc. and references subsequent to the consummation of the reverse acquisition are referring to consolidated business and financial information of Z3 Enterprises, Inc. and HPEV, Inc.

HPEV began its development stage on March 24, 2011. Since inception, the Company has focused primarily on research and development activities, organizing the company, finding and negotiating with vendors, and raising capital.

The planned principal operations are to commercialize the technology from patents developed by two of the Company’s current shareholders.

As a result of the Share Exchange Agreement signed on March 29, 2011, HPEV became a subsidiary of Z3 Enterprises, Inc. as of April 15, 2011, the date the merger was deemed closed. For accounting purposes, the acquisition of HPEV, Inc by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV, Inc. represents the accounting acquirer.  Subsequently, Z3E changed its business direction and now plans to commercialize the patents. To that end, the initial patents and patents-pending were assigned to HPEV on May 5, 2011. The assignment consisted of one patent and six patents-pending which cover a variety of composite heat pipes and heat pipe applications as well as a patent pending related to electric load assist and parallel vehicle platform that enables vehicles to alternate between two sources of power.   Two additional patents-pending are in the process of being assigned to HPEV.

HPEV’s technologies in combination with existing technologies should enable the Company to convert any existing internal combustion vehicle on the road into a plug-in hybrid electric vehicle which should result in reduced energy and maintenance costs as well as emissions.

The Company has an accumulated deficit of $1,279,600 since inception through June 30, 2011. The Company’s liabilities total $547,449 and equity total $1,082,004 as of June 30, 2011. The Company has generated no revenue in 2011. As a result, it has been issued a "substantial doubt" going concern opinion from the auditors.

OVERVIEW

As a consequence of its April 15, 2011 acquisition of HPEV, Inc, the Company plans to commercialize the Hybrid Plug-in Electric Vehicle or HPEV retrofit system and utilize heat pipe technology that should dramatically improve a broad spectrum of products.

To that end: HPEV has been assigned seven patents (1 awarded, 6 pending with another 2 patents-pending remaining to be assigned) covering technology that increases the power density of electric motors and a parallel vehicle platform. A parallel vehicle platform enables a vehicle to run on two sources of power.

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

A prototype will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The Company’s initial conversion is due for completion in late first quarter or early second quarter of 2012. The target markets include fleet, commercial and consumer vehicles ranging from SUVs to tractor-trailer trucks and buses.

As the existing infrastructure at most vehicle maintenance facilities is sufficient to perform the conversions, the Company plans to license the technology to automotive dealers and service centers nationwide as well as to fleet owners.

The Company intends to license its exclusive heat pipe technology as well. Composite heat pipes can be used to convey thermal energy away from heat sources such as engines or even brake calipers and resistors. The pipes operate without using pumps or moving parts and should enable the engines to run cooler. The cooler an engine runs, the more horsepower it can generate and the longer the engine may last. A cooler motor is also less likely to suffer heat-related failure.

Consequently, the composite heat pipes should benefit any device which relies on an engine -- everything from small appliances to boats and airplanes -- as well as devices that generate heat such as automatic weapons and brake systems.

STRATEGY

The Company’s strategy hinges on the initial conversion of a standard truck into a plug-in hybrid electric vehicle. A Ford F350 will be used to showcase the validity of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

It is estimated that the first conversion should be ready by late first quarter or early second quarter of 2012. As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to fleet owners and service centers nationwide as well as automotive dealers. Auto dealers should have a particular interest in the technology. They have existing space to offer services, want additional revenue streams and seek ways to increases sales of SUVs and trucks. Z3E will provide training and components while the fleet, service center and dealer mechanics will perform the retrofits.

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

The Company will rely on a highly structured, comprehensive marketing strategy in which each element cross-promotes and reinforces the others. The marketing mix will include: social media marketing, an online video channel, public relations to trade and consumer media, seminars for consumers and automotive professionals, participation in environmental events and co-op advertising.

The repetition coming from a number of avenues will build credibility and enhance retention. More importantly, it helps cut through the clutter of competing messages that bombard consumers every day.

The cross-promotion strategy also builds awareness and helps generate sales by creating a number of avenues that lead potential licensees to the Company’s offerings.

The Company also intends to commercialize and license its composite heat pipe technology to enhance the lifespan and effectiveness of individual truck and automotive products such as brake rotors, resistors and calipers. The initial phase of commercialization will rely on the signing of research and development agreements with electric motor manufacturers and high performance racing teams.

RECENT EVENTS

On March 29, 2011, HPEV entered into a share exchange agreement with Z3 Enterprises Inc., a Nevada corporation, which was amended on June 14, 2011. HPEV exchanged one hundred percent of the shares of its issued and outstanding for 22,000,000 shares of common stock of Z3E.

The terms of the Share Exchange Agreement require the current board of directors of Z3E (the “Board”) to designate Quentin Ponder and Tim Hassett as directors of Z3E as well as two other directors to be named later by HPEV. The Board has not yet appointed Mr. Ponder and Mr. Hassett to the Board due to current Bylaw restrictions. The Company plans to amend the bylaws and make these appointments as soon as practicable.

The Company currently trades on the Pink Sheets.

On May 5, 2011, HPEV Inc. was assigned the rights to one awarded patent and six patents-pending which cover composite heat pipes applications and a parallel vehicle platform. Two additional patents-pending are in the process of being assigned to HPEV. The newly-merged Company intends to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. The Company also intends to incorporate its heat pipe technology in automotive components such as brakes.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as Z3 Enterprises’ Chief Executive Officer, President, Treasurer and Secretary effective upon the filing of all reports with the Securities and Exchange Commission that were then currently past due. While the second quarter 10Q is also currently past due, it will be filed by the incoming president.

On June 29, 2011, the Board appointed Quentin Ponder as the Company’s Chief Executive Officer and President, effective on the date of the filing of the first quarter 10Q.

On July 13, 2011, the Company filed a provisional patent application for a composite heat pipe cooled brake system.

On September 30, 2011, PPEG provided a loan to Z3 Enterprises’ subsidiary, HPEV, Inc., in the amount of $90,000. On October 11, 2011, it loaned HPEV another $10,000. In addition, on October 3, 2011, PPEG paid audit and bookkeeping expenses on behalf of Z3E in the amount of $7,150.

The loans were made pursuant to a Loan Agreement signed on September 7, 2010 between, Z3 Enterprises and PPEG. Loans under the PPEG Loan Agreement are interest-free.

On October 5, 2011, HPEV, Inc. and John Galt Racing (“JGR”) signed an agreement to test HPEV composite heat pipe technology in JGR vehicle brakes, rotors and calipers. The composite heat pipes will be integrated into the components manufactured by third parties, then installed on a GT3 Cup Championship car. A similar agreement was signed with Goldcrest Motorsports on October 17, 2011.

On October 20, 2011, Z3E’s 10-Q for the first quarter of 2011 was filed and Ross Giles’ resignation as CEO, President, Treasurer and Secretary became effective. Quentin Ponder succeeded him,

Ross Giles was not under an employment contract. Therefore, he is due no further remuneration. As of October 24, 2011, Quentin Ponder is being compensated by HPEV at the rate of $5,000 per month through his consulting firm.

Operating Results for the Three Months ended June 30, 2011

REVENUE AND OPERATING EXPENSES:

For the three months ended June 30, 2011, the Company had no revenues. As a development stage business, the Company’s efforts during second quarter of 2011 were focused on getting the new business established.

As the Company has yet to generate revenues, management has tried to minimize operating expenses. The expenses for the second quarter of 2011 consisted primarily of professional fees and payments to independent contractors. For the three months ended June 30, 2011, the Company’s total operating expenses were $1,279,600. The majority of the operating expenses were due to shares issued for independent contractor expenses and professional fees as management developed agreements for the new business.

For the three months ended June 30, 2011, the Company had a net loss of $1,279,600.

The Company’s loss per share during the second quarter of 2011 was $.03.

LIQUIDITY AND CAPITAL RESOURCES:

For the three months ended June 30, 2011, the Company incurred losses from operations of $1,279,600. On June 30, 2011, the Company had cash of $13,514, an accumulated deficit of $1,279,600 and working capital of $512,265. The auditors have expressed substantial doubt about the ability of the Company to continue as a going concern unless it is able to raise funds or generate revenues.

The following table provides selected financial data about the Company for the quarter ended June 30, 2011.

                 Balance Sheet Data:                          6/30/2011

                 Cash in bank                                        $13,514

                 Total assets                                      $1,629,453

                 Total liabilities                                     $547,449

                 Stockholders' equity                          $1,082,004

The Company is in the process of creating the initial conversion and there is no guarantee it will be successful in completing the proposed business plans.

To date, the Company has primarily relied on loans from PPEG to fund the business. On September 30, 2011, PPEG provided a loan to Z3 Enterprises’ subsidiary, HPEV, Inc., in the amount of $90,000. On October 11, 2011, it loaned HPEV another $10,000. In addition, on October 3, 2011, PPEG paid audit and bookkeeping expenses on behalf of Z3E in the amount of $7,150.

The loans were made pursuant to a Loan Agreement signed on September 7, 2010 between, Z3 Enterprises and PPEG. Loans under the PPEG Loan Agreement are interest-free. As of November 15, 2011, PPEG owns just over 5% of Z3 Enterprises’ outstanding common stock.

The Company did not sell common stock, however, we believe that future private placements of equity capital and debt financing are needed to fund the short term projected needs for operations and development.  Additional financing may not be available on acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to realize its business plans, which could significantly and materially restrict operations.

ASSETS AND LIABILITIES:

Current assets on June 30, 2011 consisted of cash totaling $13,514.

The Company’s other assets on June 30, 2011, consisted of an investment deposit of $100,000, intellectual property deposit at $75,000 and prepaid expenses of $1,440,939.

Total assets were $1,629,453 as of June 30, 2011.

The Company’s accounts payable totaled $8,045 as of June 30, 2011. The Company has also recorded a liability of $519,204 in loans from Phoenix Productions and Entertainment Group (PPEG) as of June 30, 2011.

As mentioned above, management believes the Company will require additional capital to fully implement the business plan. There can be no assurance that the Company will be able to secure additional capital or if available, on commercially acceptable terms. Until such time the business plan can be fully implemented, it is unlikely that the Company will be able to reverse the continuing losses in which case shareholders have the potential to lose their entire investment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any current off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable; as the Company is considered a smaller reporting company.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s principal executive and financial officer evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that the disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to Company management as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable: the Company is considered a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities

During the quarter ended June 30, 2011, the Company issued 48,259,875 common shares.

On April 1, 2011, 600,000 common shares valued at $0.70 per share were issued to Brian Duffy in exchange for his consulting services.

On March 29, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV”) in consideration for the issuance of 22,000,000 shares of Z3E common stock.  For accounting purposes, the acquisition of HPEV, Inc. by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer

On April 4, 2011, 21,880,000 shares out of the 22,000,000 shares of Z3E common stock were issued to Tim Hassett, Quentin Ponder, Mark Hodowanec and Darren Zellers. 120,000 shares remain to be issued and were recorded as stock payable. Since the shares were deemed to be founder shares of HPEV, Inc. the Company recorded the value at par.

Prior to the reverse merger, Z3E had 23,956,690 common shares outstanding. Due to the recapitalization of Z3E with HPEV, the shares were deemed issued as of April 15, 2011 as part of the reverse merger and recapitalization. The value of the shares was based on the net asset value of Z3E as of April 15, 2011, the date the merger was deemed closed.

On May 11, 2011 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services to be performed over a period of twenty-four months.

At all times relevant:

- the purchaser had the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which management possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, management advised the purchaser of the limitations on resale of the securities; and

In issuing the foregoing securities, the Company relied on the exemptive provisions of Section 4(2) and/or Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.     Description

-----------     -----------

10.1	Agreement for the Exchange of Common Stock of HPEV, Inc. dated March 29, 2011 among the Company, HPEV, Inc., Tim Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K filed with the SEC on October 3, 2011).
10.2	Addendum to Share Exchange dated June 14, 2011 among the Company, HPEV, Inc., Tim Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on August 19, 2011).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z3 ENTERPRISES, INC.

Date: November 18, 2011	By:	/s/ Quentin Ponder
Quentin Ponder Chief Executive Officer, President, (Principal Executive Officer and Principal Financial Officer)

