Form 10-Q
period 2011-09-30
Z3 ENTERPRISES, INC.
filed 2011-12-19
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The registrant had 48,409,875 shares of Common Stock outstanding as of December 13, 2011.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or the Company’s future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, and some of which we may not know. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

As of
September 30, 2011
Un-Audited
ASSETS

Current assets
Cash	$ 49,295
Prepaid expenses	683,700
Investment deposit	100,000
Intellectual property deposit	75,000
Total current assets	907,995

Long term portion of prepaid expense	398,814

Total assets	$ 1,306,809

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 58,904
Notes payable-related party	649,904
Total current liabilities	708,808

Total liabilities	708,808

Stockholders' equity
Common stock; $.001 par value; 105,000,000
shares authorized, 48,259,875 shares issued
and outstanding as of September 30, 2011	48,260
Additional paid-in capital	9,963,224
Common stock payable	350,120
Common stock receivable	(8,000,000)
Accumulated deficit during development stage	(1,763,603)
Total stockholders' equity	598,001

Total liabilities and stockholders' equity	$ 1,306,809

The accompanying notes are an integral part of these consolidated financial statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three	From inception
	Months	(March 24, 2011 )
	Ended	through
	Sept. 30, 2011	Sept. 30, 2011
	Un-Audited	Un-Audited

Revenue	$ -	$ -
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Professional fees	85,342	269,417
General and administrative	4,521	23,206
Independent contractors	358,425	1,433,655
Prototype development	35,715	37,325

Total operating expenses	484,003	1,763,603

Net loss	$ (484,003)	$ (1,763,603)

Basic loss per common share	$ (0.01)

Basic weighted average
common shares outstanding	48,259,875

The accompanying notes are an integral part of these consolidated financial statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

From March 24, 2011
(Date of Inception)
through
Sept 30.2011
Un-Audited
Cash flows from operating activities:
Net loss	$ (1,763,603)
Adjustments to reconcile net loss to	-
net cash used by operating activities:	-
Stock compensation	1,451,877
Changes in operating assets and liabilities:	-
Increase in accounts payable	47,267
Net cash used by operating activities	(264,459)

Cash flows from investing activities:
Cash acquired through reverse merger	37
Net cash used by investing activities	37

Cash flows from financing activities:
Repayment to notes payable – related party	(3,000)
Proceeds from notes payable - related party	316,717
Net cash provided by financing activities	313,717
Net increase in cash and cash equivalents	49,295

Cash, beginning of period	-

Cash, end of period	$ 49,295

Supplemental Schedule of non-cash activities
Shares issued for prepaid services	$ (1,082,514)
Prepaid expense acquired under reverse merger	$ (375,003)
Intangible asset acquired under reverse merger	$ (75,000)
Deposit acquired under reverse merger	$ (100,000)
Accounts payable acquired under reverse merger	$ 11,637
Notes payable acquired under reverse merger	$ 336,187
Common stock receivable acquired under reverse merger	$ (8,000,000)

The accompanying notes are an integral part of these consolidated financial statements.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

On March 29, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV”) in consideration for the issuance of 22,000,000 shares of Z3E common stock.  Upon closing of the Share Exchange on April 15, 2011, HPEV became a wholly owned subsidiary of Z3.

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

Control of Z3E changed hands on April 15, 2011 with the issuance of 21,880,000 shares of Z3E common stock to the original shareholders of HPEV pursuant to the terms of the as amended Share Exchange Agreement. An additional 120,000 shares will be issued prior to the year end which will complete the issuance of 22,000,000 shares of Z3E common stock to HPEV, Inc. under the terms of the as amended Share Exchange Agreement.

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

Subsequent to the closing of the Share Exchange, Z3E changed its business focus to attempting to commercialize the HPEV technologies in a variety of markets by licensing its conversion system to fleet owners, vehicle dealers and service centers. The Company also plans to license its heat pipe technologies to engine and vehicle component manufacturers.

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents. Since then, two other patents have been applied for and remain to be assigned.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

The patents and patents-pending assigned to HPEV cover composite heat pipes and their applications as well as an electric load assist. The utilization of composite heat pipes should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components. The parallel vehicle platform enables vehicles to alternate between two sources of power.

The newly-merged Company plans to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. The Company also intends to license heat pipe technology to manufacturers of vehicle parts such as brakes, resistors and calipers.

The Company is currently sourcing the components to perform its initial conversion. The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

To prove the effectiveness of heat pipe technology under extreme conditions, the Company has signed agreements with racing teams to test its technology in high performance vehicle components.

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

2. GOING CONCERN

The Company incurred net losses of approximately $1,763,603 during the period from March 24, 2011 (Date of Inception) through September 30, 2011 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern without additional capital infusion.  At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

3. SIGNIFICANT ACCOUNTING POLICIES

Presentation and disclosure - It is management’s opinion that all adjustments necessary for a fair statement of results for the interim period have been made, and all adjustments are of a normal recurring nature.

Year end - The Company’s year end is December 31.

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

Income taxes - The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Net loss per common share - The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from March 24, 2011 (Date of Inception) through September 30, 2011, no options and warrants were outstanding.

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

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Stock based compensation for non-employees is accounted for using the Stock Based Compensation Topic of the FASB ASC 505. The Company uses the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of when performance commitment is established or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Financial Instruments - The carrying amounts reflected in the consolidated balance sheets for cash and accounts payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Concentration of risk - A significant amount of Z3E’s assets and resources have been dependent on the financial support of Phoenix Productions and Entertainment Group. The Company is pursuing other avenues of financial support.

Revenue recognition  - Revenues are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". The Company recognizes revenues when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collection is reasonably assured.

Advertising costs - The Company recorded no advertising and promotion costs for the quarter ended September 30, 2011.

Research and development - Costs of research and development are expensed in the period in which they are incurred.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting standards- The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial statements.

4.   STOCKHOLDERS’ EQUITY

The Company has 105,000,000 common shares authorized and 48,259,875 issued and outstanding as of September 30, 2011.

On April 1, 2011, 600,000 Z3E common shares valued at $0.70 per share as of the date of the agreement were issued to Brian Duffy in exchange for his consulting services. The Company agreed to issue a total of 1,100,000 shares to Brian Duffy as compensation for services, 500,000 remain unissued and a stock payable of $350,000 was recorded.

On March 29, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc., a Delaware corporation (“HPEV”), in consideration for the issuance of 22,000,000 shares of Z3E common stock.  For accounting purposes, the acquisition of HPEV, Inc. by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to Dr. George Tweddel in exchange for $50,000 in funding.

5. RELATED PARTY TRANSACTIONS

As a consequence of the reverse merger, HPEV took over the obligations of Z3E consisting of accounts payable of $11,637 (non related party) and a note payable balance of $336,187 due to Phoenix Productions and Entertainment Group, Inc., a significant shareholder of the Company’s common stock. The terms of the loan agreement do not require payment of interest and repayment of the loan is to begin 15 days after receipt of initial revenues related to projects funded by PPEG loan. Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or default.

During the period from inception (March 24, 2011) to September 30, 2011, Judson Bibb, Director, advanced $20,200 in interest free, unsecured, due on demand advances. As of September 30, 2011, $20,200 remains due and payable.

During the three months period ended September 30, 2011, Phoenix Productions and Entertainment Group, Inc. made loans to Z3 Enterprises of $110,500 leaving a balance due as of September 30, 2011 of $629,704.

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

September 30, 2011

7 . INTELLECTUAL PROPERTY

Z3E has acquired various intangible rights to the works of the Aleem Brothers many of which featured Jimi Hendrix.

In consideration for the rights, the Z3 Enterprises provided a good faith deposit of $75,000. The intangible rights are recorded on the Company’s books as an intellectual property deposit.

Z3 Enterprises wholly owned subsidiary, HPEV, Inc., has been assigned the rights to one issued patent and six other patents pending. The issued patent and five patents-pending all relate to the utilization of heat pipes to remove heat from various types of electric motors and generators. By removing heat in a more efficient manner, the heat pipes provide lower costs and improved performance benefits. The seventh patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.

8. PREPAID EXPENSE

Z3E had $187,501 in stock-based prepaid expense for investment banking services to be performed by Network 1 Financial Services. As of September 30, 2011, the balance is $0.

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term as of September 30, 2011. The prepaid balance is $1,082,514.

9.    COMMON STOCK RECEIVABLE

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, Z3 Enterprises assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Z3E common stock back to Z3E which the Company intends to have cancelled. As of December 4, 2011, the 1,920,000 shares of Z3E common stock had not been returned to the Company. Consequently, the Company has an $8,000,000 stock receivable recorded on its books.

10.    SUBSEQUENT EVENTS

On October 3, 2011, PPEG paid audit and bookkeeping expenses on behalf of Z3E in the amount of $7,150. In addition on October 11, 2011, PPEG provided a loan to Z3 Enterprises’ subsidiary, HPEV, Inc., in the amount of $10,000. The loans were made pursuant to a Loan Agreement signed on September 7, 2010 between, Z3 Enterprises and PPEG. Loans under the PPEG Loan Agreement are interest-free. On October 20, 2011, Z3E’s 10-Q for the first quarter of 2011 was filed and Ross Giles’ resignation as CEO, President, Treasurer and Secretary became effective. Quentin Ponder succeeded him.

Z3 ENTERPRISES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Ross Giles was not under an employment contract; therefore, he is due no further remuneration. As of October 24, 2011, Quentin Ponder is being compensated by HPEV at the rate of $5,000 per month through his consulting firm.

On October 30, 2011, the Board of Directors granted a non-statutory, fully vested stock option to purchase 200,000 shares of the Company’s common stock at a purchase price of $0.55 per share to Crone Law Group for services rendered and payments defrayed. The fair value of this transaction will be determined at a later date.

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to Dr. George Tweddel in exchange for $50,000 in funding.

On November 10, 2011, the Board of Directors appointed Judson Bibb to serve as the Secretary of the Company.

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

To that end, on April 15, 2011, the Company acquired HPEV, Inc, a Delaware corporation, through a Share Exchange Agreement that would soon hold 1 patent and 6 patents-pending which cover a variety of composite heat pipes and heat pipe applications as well as a patent-pending related to electric load assist and parallel vehicle platform that enables vehicles to alternate between two sources of power. The initial patent and patents-pending were assigned to HPEV on May 5, 2011. Two additional patents-pending are in the process of being assigned to HPEV.

HPEV’s technologies in combination with existing technologies should enable the Company to convert any existing internal combustion vehicle on the road into a plug-in hybrid electric vehicle which should result in reduced energy and maintenance costs as well as emissions.

Subsequent to the acquisition of HPEV, Inc., the Company changed its business focus to that of HPEV.

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

The Company has an accumulated deficit of $1,763,601 since inception through September 30, 2011. The Company’s liabilities totaled $708,808 and equity total $598,001 as of September 30, 2011. The Company has generated no revenue in 2011. As a result, it has been issued a "substantial doubt" going concern opinion from the auditors.

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

On October 3, 2011, PPEG paid audit and bookkeeping expenses on behalf of Z3E in the amount of $7,150. In addition, on October 11, 2011, PPEG provided a loan to Z3 Enterprises’ subsidiary, HPEV, Inc., in the amount of $10,000.

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

On October 20, 2011, Z3E’s 10-Q for the first quarter of 2011 was filed and Ross Giles’ resignation as CEO, President, Treasurer and Secretary became effective. Quentin Ponder succeeded him,

Ross Giles was not under an employment contract; therefore, he is due no further remuneration. As of October 24, 2011, Quentin Ponder is being compensated by HPEV at the rate of $5,000 per month through his consulting firm.

On October 30, 2011, the Board of Directors granted a non-statutory, fully vested stock option to purchase 200,000 shares of the Company’s common stock at a purchase price of $0.55 per share to Crone Law Group for services rendered and payments defrayed.

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to Dr. George Tweddel in exchange for $50,000 in funding.

On November 10, 2011, the Board of Directors appointed Judson Bibb to serve as the Secretary of the Company.

Operating Results for the Three Months ended September 30, 2011

REVENUE AND OPERATING EXPENSES:

For the three months ended September 30, 2011 and from inception (March 24, 2011) to September 30, 2011, the Company had no revenues. As a development stage business, the Company’s efforts during third quarter of 2011 were focused on getting the new business established.

As the Company has yet to generate revenues, management has tried to minimize operating expenses. For the three months ended September 30, 2011, the Company’s total operating expenses were $484,003. For the period from inception (March 24, 2011) to September 30, 2011, the Company’s total operating expenses were $1,763,603 The majority of the operating expenses were due to shares issued for independent contractor expenses and expenses incurred in the process of creating the initial conversion.

For the three months ended September 30, 2011, the Company had a net loss of $484,003. For the period from inception (March 24, 2011) to September 30, 2011, the Company had a net loss of $1,763,603.

The Company’s loss per share during the three month period ended September 30, 2011 was $.01.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended September 30, 2011, the Company incurred losses from operations of $1,763,603. On September 30, 2011, the Company had cash of $49,295, an accumulated deficit of $1,763,603 and working capital of $199,187. The auditors have expressed substantial doubt about the ability of the Company to continue as a going concern unless it is able to raise funds or generate revenues.

The following table provides selected financial data about the Company for the quarter ended September 30, 2011.

                 Balance Sheet Data:                          9/30/2011

                 Cash in bank                                        $49,295

                 Total assets                                     $1,306,809

                 Total liabilities                                    $708,808

                 Stockholders' equity                            $598,001

The Company is in the process of creating the initial conversion and there is no guarantee it will be successful in completing the proposed business plans.

To date, the Company has primarily relied on loans from PPEG to fund the business. During the three months ended September 30, 2011, PPEG provided a loan of $110,500. On October 3, 2011, PPEG paid audit and bookkeeping expenses on behalf of Z3E in the amount of $7,150. In addition, on October 11, 2011, PPEG provided a loan to Z3 Enterprises’ subsidiary, HPEV, Inc., in the amount of $10,000.

The loans were made pursuant to a Loan Agreement signed on September 7, 2010 between, Z3 Enterprises and PPEG. Loans under the PPEG Loan Agreement are interest-free.

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to Dr. George Tweddel in exchange for $50,000 in funding.

Management believes that future private placements of equity capital and debt financing are needed to fund the short term projected needs for operations and development.  Additional financing may not be available on acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to realize its business plans, which could significantly and materially restrict operations.

ASSETS AND LIABILITIES:

Current assets on September 30, 2011 consisted of cash totaling $49,295, investment deposit of $100,000, intellectual property deposit at $75,000 and prepaid expenses of $1,082,515.

Total assets were $1,306,809 as of September 30, 2011.

The Company’s accounts payable totaled $58,904 as of September 30, 2011. The Company has also recorded a liability of $629,704 in loans from Phoenix Productions and Entertainment Group (PPEG) as of September 30, 2011. In addition, $20,200 was recorded in liabilities in loan to Judson Bibb, Director, as of September 30, 2011.

As mentioned above, management believes the Company will require additional capital to fully implement the business plan. There can be no assurance that the Company will be able to secure additional capital or, if available, on commercially acceptable terms. Until such time the business plan can be fully implemented, it is unlikely that the Company will be able to reverse the continuing losses in which case shareholders have the potential to lose their entire investment.

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

Item 2. Unregistered Sales of Equity Securities

During the quarter ended September 30, 2011, the Company had 48,259,875 common shares issued and outstanding. There were no shares issued during the quarter.

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

Z3 ENTERPRISES, INC.

Date: December 13, 2011	By:	/s/ Quentin Ponder
Quentin Ponder Chief Executive Officer, President, (Principal Executive Officer and Principal Financial Officer)

