Form 10-K
period 2011-12-31
Z3 ENTERPRISES, INC.
filed 2012-04-02
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
incorporation or organization)

Quentin Ponder, President
27420 Breakers Drive
Wesley Chapel, Florida 33544

 (Address of principal executive office)

Registrant’s telephone number, including area code:  (813) 929-1877

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No[__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [__]                         Accelerated filer [__]

Non-accelerated filer [__]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__]  No [X]

As of June 30, 2011, the aggregate market value of shares held by non-affiliates (based on the closing price of $.51 on that date) was approximately $12,208,749.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 47,609,775 shares of common stock as of March 7, 2012

TABLE OF CONTENTS

Item No.		Page No.
1	Business	5
1A	Risk Factors	15
1B	Unresolved Staff Comments	23
2	Properties	23
3	Legal Proceedings	24
4	ine Safety Disclosures	24

	` PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	24
6	Selected Financial Data	26
7	Management's Discussion and Analysis of Financial Condition	26
	and Results of Operations
7A	Quantitative and Qualitative Disclosures About Market Risk	33
8	Financial Statements and Supplementary Data	33
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
9A	Controls and Procedures	33
9B	Other Information	35

	PART III
10	Directors, Executive Officers and Corporate Governance	36
11	Executive Compensation	38
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
13	Certain Relationships and Related Transactions, and Director Independence	40
14	Principal Accounting Fees and Services	41

	PART IV
15	Exhibits and Financial Statement Schedules	43

	SIGNATURES	58

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

PART 1

ITEM 1: BUSINESS

CORPORATE INFORMATION

Z3 Enterprises, Inc. (the “Company” or ”Z3E”)  was incorporated in the State of Nevada on July 22, 2002 under the name “Bibb Corporation”. On September 3, 2010, the Company amended its Articles of Incorporation to change its name to Z3 Enterprises, Inc. Our mailing address is 27420 Breakers Drive, Wesley Chapel, FL 33544. Our telephone number is (813) 929-1877 and our e-mail address is info@hpevinc.com.

THE COMPANY

The Company began its development stage in July 2002. Since inception we focused primarily on research and development activities, organizing our company, finding and negotiating with vendors, raising capital and laying the groundwork to take the company public.

The original planned principal operations were to produce fully integrated multi-media products targeting the marginally literate. That changed when we signed a joint venture with Phoenix Productions and Entertainment Group (PPEG) and thereby commenced substantial operations and the focus shifted to educational, entertainment and reality show programming as well as feature films and special event marketing.

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

Control of Z3E changed hands on April 15, 2011 with the issuance of 21,880,000 shares of Z3E common stock to the original shareholders of HPEV pursuant to the terms of the as amended Share Exchange Agreement. An additional 120,000 shares were issued during the fourth quarter of 2011 which completed the issuance of 22,000,000 shares of Z3E common stock to HPEV, Inc. under the terms of the as amended Share Exchange Agreement.

For accounting purposes, the acquisition of HPEV, Inc by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer.

Z3E changed its business direction and now plans to commercialize the patents held by HPEV, Inc. On May 5, 2011, patents and patents-pending were assigned to HPEV. The assignment consisted of one patent and six patents-pending which cover a variety of composite heat pipes and heat pipe applications as well as a patent pending related to electric load assist and parallel vehicle platform that enables vehicles to alternate between two sources of power. Two additional patents-pending are in the process of being assigned to HPEV.

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

We have an accumulated deficit of $5,124,215 since inception. Our liabilities and equity now total $1,034,514. We have generated no revenue to date; and we have been issued a “substantial doubt” going concern opinion from our auditors.

Beginning with plug-in hybrid electric vehicle conversions, we intend to commercialize the HPEV technologies in a variety of applications and markets by licensing the conversion systems to fleet owners, vehicle dealers and service centers. The company also plans to license the heat pipe technologies to engine and vehicle component manufacturers.

BUSINESS DEVELOPMENTS

Prior to the reverse merger with HPEV, Inc, Z3 Enterprise, Inc engaged in the following transactions:

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

In return for the loan or line of credit, PPEG would receive the full amount of its loans or investment plus an interest payment of five percent upon receipt of revenues by Z3E from each project. As of December 31, 2011, no projects had ever reached the production phase and, consequently, none were ever completed.

On September 7, 2010, the Company and PPEG entered into a Loan Agreement pursuant to which PPEG would lend the Company up to $1,000,000 (the “PPEG Loan Agreement”).  Loans under the PPEG Loan Agreement are interest-free and are not convertible into the common stock of the Company as provided in the PPEG Joint Venture Agreement.  All loans to date from PPEG to the Company have been made pursuant to the PPEG Loan Agreement.  Loans from PPEG to the Company totaled $862,094 for the year ended December 31, 2011. The monies were used for all aspects of the operations of Z3 Enterprises as well as acquisitions such as Usee. Inc., Harvest Hartwell and the rights to the print and musical works of the Aleem Brothers as well as entry into the negotiations for Trinity Springs and the acquisition of HPEV, Inc.

On September 24, 2010, the Company acquired 100% of the issued and outstanding shares of Usee, Inc. in exchange for 10,500,000 of its common shares. The transaction was later cancelled after due diligence discovered some undesirable facts. The Company is working to recover the stock certificates that were issued. As of March 7, 2012, the Company has not received back 1,141,590 shares of common stock and has placed a stop transfer order on all outstanding shares.

The prospects for recovering the shares are unknown. We anticipate taking the next step when funds are available to pursue such matters. At the moment, our focus is on creating our initial prototype, development of our thermal technologies and generating revenues. We don’t foresee liabilities arising from the termination of this contract. The majority of the shares have been returned from Usee.  Two of the entities with outstanding shares functioned as agents for the contract that was terminated.

On September 30, 2010, Z3E acquired 100% of the membership interests in Harvest Hartwell, CCP, LLC (HHCCP), a Michigan limited liability company. The centerpiece of the acquisition was just over 48 acres of undeveloped property on Lake Hartwell in Anderson County, South Carolina owned by HHCCP. The Company had planned to use the property as a location for a reality show.

The purchase price was $8,000,000 and was paid through the issuance of 1,920,000 shares of Z3E common stock. After the acquisition, HHCCP became a wholly-owned subsidiary of Z3E.

As part of the agreement, Richard S. Glisky, the previous holder of the membership interests, had the right to re-acquire all of the membership interests until September 30, 2011 at a price equal to or greater than $8,000,000. On September 2, 2011, both parties agreed to rescind the agreement.  The Company assigned 100% of its membership interests back to Mr. Glisky and satisfied a $22,500 lien it had placed upon the real property owned by HHCCP.  Mr. Glisky agreed to assign the 1,920,000 shares of common stock back to the Company and the Company has recorded an $8,000,000 stock receivable as of December 31, 2010. On February 13, 2012, 1,920,000 restricted common shares were assigned back to the Company, canceled by the transfer agent and assigned a value of zero.

On December 24, 2010, the Company executed a Memorandum of Understanding with Taharqa Aleem and Tunde Ra Aleem (the Aleem Brothers) whereby Z3 was to acquire various intangible rights to the print and musical works of the Aleem Brothers who formed a band called The Ghetto Fighters. The memorandum provided for the transfer of all rights, title and interest to the fullest extent possible under law to unreleased recordings of The Ghetto Fighters featuring Jimi Hendrix, among other properties.

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

A new contract was presented by the Company to the Aleem Brothers and there was no response. Consequently, the Company terminated the contract and requested return of the funds advanced.  To date, the funds have not been returned and subsequent messages and e-mails have not generated a response.

As a result, the agreement remained on the company’s books. Since then, the Company’s direction has changed. It is no longer involved in entertainment projects. Management has determined repayment of the $75,000 by the Aleem Brothers was unlikely and decided to write off the $75,000 as of December 31, 2011.

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

To enter the negotiations, Trinity required a $100,000 non-refundable deposit. Subsequent to the termination of our original agreement, Trinity has been unable to find a buyer. As a result, we continued to have discussions with management regarding the purchase of the water company.

Additional attempts to put together an acceptable corporate structure were made during the second and third quarters.   As late as October 15, 2011, the company attempted to submit another offer for review by the Trinity board.   In response, we received information surrounding the potential transaction that caused us to withdraw the offer.  Since then, negotiations have ceased.  As a result, the $100,000 deposit was forfeited during the fourth quarter.

On March 29, 2011, the Company entered into a share exchange agreement (later amended on June 14, 2011) to acquire HPEV, Inc. (“HPEV”), a Delaware corporation. The Company acquired one hundred percent of the shares of common and preferred stock in HPEV in exchange for the issuance of 22,000,000 common shares of stock of Z3E.

According to the terms of the share exchange agreement and pending a change in the Company by-laws which has not occurred as of January 31, 2012, Z3E shall designate Quentin Ponder and Tim Hassett as directors of Z3E, as well as two independent representatives to be named later by HPEV as additional directors.

The current management team of HPEV remained in place.

With the acquisition of HPEV, the Company’s business direction changed.  HPEV Inc. has been assigned the rights to one patent, one notice of allowance of a patent and 11 patents pending which cover a variety of composite heat pipe architectures and a parallel vehicle platform.  Our intent is now to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. We also intend to incorporate our heat pipe technology in automotive components such as brakes.

For accounting purposes, the acquisition of HPEV, Inc by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer. As such the operation history of Z3 Enterprises, Inc, has been eliminated.  The benefit of the agreements which Z3E entered into prior to April 15, 2011 as assets and liabilities have carried over to the post reverse merger consolidated entity.

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

On October 20, 2011, as a result of the filing of the first quarter Form 10Q, Quentin Ponder replaced Ross Giles as the CEO and President of the Company.   Ross Giles was not under an employment contract; therefore, he is due no further remuneration. As of October 24, 2011, Quentin Ponder is being compensated by HPEV at the rate of $5,000 per month through his consulting firm.

On October 30, 2011, the Board of Directors granted a non-statutory, fully vested stock option to purchase 200,000 shares of the Company’s common stock between October 31, 2011 and October 31, 2014 at a purchase price of $0.55 per share to Crone Law Group for penalty services rendered and payments defrayed. The fair value of this transaction was determined to be $108,420.

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to an accredited investor in exchange for $50,000.

On November 10, 2011, the Board of Directors appointed Judson Bibb to serve as the Secretary of the Company.

On December 9, 2011, the Company and Phoenix Productions and Entertainment Group mutually agreed to dissolve their joint venture agreement dated September 3, 2010. The reason was the Company’s change in business direction after the acquisition of HPEV, Inc. on April 15, 2011.

On December 14, 2011, the Board of Directors authorized the issuance of the remaining shares that were previously authorized as part of the Share Exchange Agreement between the Company and HPEV, Inc., as amended by the subsequent Addendum, but never issued. As a result, 500,000 shares of restricted common stock were issued to Brian Duffy, 60,000 shares of restricted common stock were issued to Darren Zellers, and 60,000 shares of restricted common stock were issued to Quentin Ponder.

BUSINESS OVERVIEW

Upon the successful completion of implementation and testing, we plan to license our electric load assist in a parallel platform for vehicles ranging from cars to trucks and buses as well as license our heat pipe technology for a variety of motor-based applications including automotive, aviation, marine, industrial and small appliances.

Our initial focus will be on plug-in hybrid electric vehicle conversions using the parallel platform and on the incorporation of our heat pipe technology in electric motors and generators as well as vehicle components such as brake systems.

For convenience, the terms ‘we’ and ‘company’ are used to refer collectively to the parent company and the subsidiaries.

SUBSIDIARY

HPEV, Inc.

HPEV Inc. has been assigned one patent, one notice of allowance and 11 others pending which cover composite heat pipe architecture and parallel vehicle platforms.

Composite heat pipes can be used to convey thermal energy away from heat sources such as engines, brake calipers and resistors.  The pipes operate without using pumps or moving parts and should enable the engines to run cooler. The cooler an engine can run, the more horsepower it can generate and the longer the engine may last.  A parallel vehicle platform enables a vehicle to be powered by either internal combustion (gasoline or diesel) or electric power.

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

The Company is currently in the process of performing its initial conversion. A truck has been acquired. Parts have been ordered and new software commissioned. The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to automotive dealers and service centers nationwide as well as fleet owners.

It is estimated that the first conversion will be completed in the summer of 2012.

HPEV’s heat pipe technologies should also have applications in any device which relies on a motor or engine: from small appliances to aviation and marine to industrial generators. HPEV has signed research and development agreements with a few electric motor manufacturers. Their initial focus has been on incorporating our heat pipe technology in existing designs in the virtual realm before progressing to the creation of prototypes.

There are plans to incorporate composite heat pipes in vehicle components which generate heat such as brake calipers, resistors and rotors.   The new brake components should be incorporated in the initial conversion vehicle and the company has reached agreement with two racing teams to test the technology. If testing is successfully completed, the Company intends to license the technology or new products to existing manufacturers.

By utilizing networks of licensees and affiliates to market and distribute its systems and products, HPEV intends to keep its overhead low and focus on training  installers and coordinating the supply chain rather than focus on sales.

STRATEGY

Z3 Enterprises’ strategy hinges on the incorporation of our thermal technologies in motors and generators as well as our initial conversion of a standard truck into a plug-in hybrid electric vehicle. A Ford F350 will be used to showcase the validity of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor trailer trucks and buses.

It is estimated that the first conversion should be ready by summer of 2012. As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to fleet owners and service centers nationwide as well as automotive dealers. Auto dealers should have a particular interest in the technology. They have existing space to offer services, want additional revenue streams and seek ways to increases sales of SUVs and trucks. Z3 will provide training and components while the fleet, service center and dealer mechanics will perform the retrofits.

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

Z3 plans to rely on a highly structured, comprehensive marketing strategy in which each element cross promotes and reinforces the others. The planned marketing mix includes: social media marketing, an online video channel, public relations to trade and consumer media, seminars for consumers and automotive professionals, participation in environmental events and co-op advertising.

We believe the repetition coming from a number of avenues will build credibility and enhance retention. More importantly, we believe it will help cut through the clutter of competing messages that bombard consumers every day.

We believe the cross promotion strategy also will build awareness and help generate sales by creating a number of avenues that will lead potential licensees to the Company’s offerings.

The company intends to commercialize and license its thermal technology to electric motor and generator industries. The first step is signing research and development agreements with major manufacturers. To that end, it has signed agreements with two multi-nationals.  Assuming that testing proves successful, the Company intends to negotiate license and royalty agreements for the various niches served by the manufacturers.

Another market for thermal technology that the company intends to target is truck and automotive products such as brake rotors, resistors and calipers. As a first step, the company has agreements with two racing teams to test the technology in their vehicles.

COMPETITION

While the new hybrid electric vehicle industry is intensely competitive and features several multi-national companies such as Ford, GM, Volvo, Honda and Toyota, the market for hybrid conversions is in its infancy.  There are a number of small companies selling do-it-yourself conversion kits for individual vehicles, EV Power Systems  is pitching conversions for fleet vehicles, AMP Holding Inc. maker of AMP Electric Vehicles and Wrightspeed Inc. offer replacement electric drive trains for high fuel consumption vehicles and VIA Motors is offering conversions of a GM pick-up, van and SUV. To our knowledge, no other company has electric load assist technology in a parallel platform nor an aftermarket commercial platform that is being retrofitted on a regular, on-going basis.

ALTe Powertrain Technologies  and Eaton Corporation are converting commercial vehicles by replacing the entire power-train including the engine, transmission, fuel tank and drive shaft. Z3 Enterprises intends to perform conversions by adding standard components along with a patented thermal-engineered traction motor and the patent-pending electric load assist.

We aim to compete in both the individual vehicle and the fleet markets for currently-owned vehicles.

We believe the primary competitive factors in our markets include, but are not limited to:

● technological innovation;
● product quality and safety;
● product performance; and
● price.

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

MANUFACTURING

No manufacturing will be done in-house. For our thermal technologies, the Company will rely on product development agreements with existing manufacturers who will then pay a license or royalty per unit. For plug-in, hybrid conversions, the Company will rely on off-the-shelf and made-to-order equipment combined with proprietary software created specifically for use on our parallel platform.  To that end, the Company has already sourced and priced electric motors and other components as well as software programming.  Installations will be performed by our licensees.

PATENTS, TRADEMARKS, AND COPYRIGHTS

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including employee and third party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

As of January 31, 2012, our subsidiary, HPEV, has been assigned the rights to one patent and has eleven other patents pending. The issued patent and eight other patents pending relate to the utilization of heat pipes to remove heat from various types of electric motors & generators. By removing heat in a more efficient manner it provides significant cost and performance benefits. The ninth patent-pending is for a composite structure heat pipe. The tenth patent-pending is a parallel load assist that can be used to convert car, SUV and truck platforms into plug-in hybrid electric vehicles. An eleventh patent-pending covers the incorporation of composite heat pipes into brake systems.  The technology from the issued patent and most of the patents pending will be combined with the patent-pending, parallel load assist as a basic platform for retrofitting existing vehicles into plug-in hybrid electric vehicles. The patents pending covering heat pipes and brake systems will be used as the basis for incorporation of composite heat pipes into vehicular components and existing electric motors and generators.   The Company has also received a Notice of Allowance from the US Patent and Trademark Office regarding a patent for a composite heat structure application in submersible motors.

We intend to continue to file additional patent applications with respect to our technology. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Even if granted, there can be no assurance that these pending patent applications will provide us with protection.

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

Z3 Enterprises intends to add an electric load assist on a parallel platform to motor vehicles.  No original vehicle parts will be significantly modified in the conversion process.  There will be some additional parts (motor, drive, battery and sensors and controls) added, but these parts will not change how the vehicle operates in any way.

Although we will be adding power directly to the rear wheels, the rest of the drive train will operate according to the manufacturer’s specifications.

Therefore, the original warranty should remain in effect.

All our other components (motor, drive, batteries, controller/sensors) will be warranted by their respective manufacturers.

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

We also intend to comply with state emission regulations. For instance, California’s regulations require that retrofit systems be evaluated and certified by the Air Resources Board.

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

We are currently evaluating, qualifying and selecting our suppliers for the hybrid conversion system. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price or in the necessary quantities. In addition, we may also need to do extensive testing to ensure that the conversions are in compliance with applicable National Highway Traffic Safety Administration (NHTSA) safety regulations and United States Environmental Protection Agency (EPA) regulations prior to full distribution to our licensees.  Our plan to complete the initial commercialization of the hybrid conversion system is dependent upon the timely availability of funds, upon our finalizing the engineering, component procurement, build out and testing in a timely manner. Any significant delays would materially adversely affect our business, prospects, financial condition and operating results.

Equally, we have no operating history with respect to commercializing our heat pipe technology by incorporating it in brake components nor licensing it to motor and generator manufacturers.

Consequently, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.  If the markets for hybrid electric conversions and/or electric motors, generators and brake components enhanced with composite heat pipe technologies does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

RISKS RELATED TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

The market for plug-in hybrid electric vehicle conversions is relatively new, rapidly evolving, characterized by rapidly changing  technologies, evolving government regulation, and changing consumer demands and behaviors. Factors that may influence the conversions to plug-in hybrid electric vehicles include:

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

Enabling commercial customers to meet environmental regulations and programs in the United States that promote or mandate the use of vehicles that get better gas mileage and generate fewer emissions is an integral part of our business plan . For instance, the Ports of Los Angeles and Long Beach have adopted the San Pedro Bay Ports Clean Air Action Plan, which outlines a Clean Trucks Program that calls for the replacement of 16,000 drayage trucks with trucks that meet certain clean truck standards.

Industry participants with a vested interest in gasoline and diesel invest significant time and money in efforts to influence environmental regulations in ways that delay or repeal requirements for cleaner vehicle emissions. For instance, the American Trucking Association has filed suit to challenge specific concession requirements in the Clean Trucks Program, either of which may delay the program’s implementation.

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

We may experience significant delays in the design and implementation of our thermal technology into the motors and/or generators of the companies with which we have research and development agreements could harm our business and prospects.

Any delay in the financing, design, and implementation of our thermal technology into the motor and/or generator lines of  the companies with which we have research and development agreements could materially damage our brand, business, prospects, financial condition and operating results. Motor manufacturers often experience delays in the design, manufacture and commercial release of new product lines.

If we are unable to adequately control the costs associated with operating our business, including our costs of sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, marketing, selling and distributing our conversion system and thermal technologies relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design and sales of our system and technologies. There can be no assurances that our costs of producing and delivering our system and technologies will be less than the revenue we generate from sales, licenses and/or royalties or that we will achieve our expected gross margins.

We may be required to incur substantial marketing costs and expenses to promote our systems and technologies, even though our marketing expenses to date have been relatively limited. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our components could increase due to shortages as global demand for these products increases. Indeed, if the popularity of hybrid conversions exceeds current expectations without significant expansion in battery production capacity and advancements in battery technology, shortages could occur which would result in increased costs to us.

We will be dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

We are currently evaluating, qualifying and selecting the remaining suppliers for our conversion system.  We will source globally from a number of suppliers, some of whom may be single source suppliers for these components. While we obtain components from multiple sources whenever possible, it may not always be possible to avoid purchasing from a single source. To date, we have not qualified alternative sources for any of our single sourced components.

While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacements for our single source components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. In particular, while we believe that we will be able to secure alternate sources of supply for almost all of our single-sourced components in a relatively short time frame, qualifying alternate suppliers or developing our own replacements for certain highly customized components may be time consuming and costly.

The supply chain will expose us to potential sources of delivery failure or component shortages. If we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Changes in our supply chain may result in increased cost and delay. A failure by our suppliers to provide the necessary components could prevent us from fulfilling customer orders in a timely fashion which could result in negative publicity, damage our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

The use of plug-in hybrid electric vehicles or incorporation of our heat pipe technology in vehicle components or electric motors and generators may not become sufficiently accepted for us to expand our business.

 To expand our conversion business, we must license new fleet, dealer and service center customers. To expand our heat pipe technology business, we must license vehicle parts and electric motor manufacturers. In either case, we cannot guarantee that we will be able to develop these customers or that they will sign our license contracts. Whether we will be able to expand our customer base will depend on a number of factors, including: the level of acceptance of plug-in hybrid electric vehicles by fleet owners and the general public or the desire by vehicle parts or electric motor manufacturers to enhance their products with our heat pipe technology.

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

As technologies change, we plan to upgrade or adapt our conversion system in order to continue to provide vehicles with the latest technology, in particular battery technology. However, our conversions may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our conversion system. For example, we do not manufacture battery cells and that makes us dependent upon other suppliers of battery cell technology for our battery packs.

Any failure to keep up with advances in electric or internal combustion vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition.

RISKS RELATED TO BUSINESS AND ECONOMIC CONDITIONS

The cyclical nature of business cycles can adversely affect our business.

Our business is directly related to general economic conditions which can be cyclical.  It also depends on other factors, such as corporate and consumer confidence and preferences.  A significant increase in global sales of electric or hybrid vehicles could have a direct impact on our earnings and cash flows by lowering the need to convert existing vehicles to plug-in hybrids. Equally, a significant decrease in the global sales of electric motors and generators could have a direct impact on our earnings and cash flows. The realization of either situation would also have an adverse effect on our business, results of operations and financial condition.

A prolonged economic downturn or economic uncertainty could adversely affect our business and cause us to require additional sources of financing, which may not be available.

Our sensitivity to economic cycles and any related fluctuation in the businesses of our fleet customers, electric motor manufacturers or income of the general public may have a material adverse effect on our financial condition, results of operations or cash flows. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience lowered incomes or deterioration of their businesses, which may result in the delay or cancellation of plans to convert their vehicles, reduced license sales or reduced royalties from sales by licensees.  As a consequence, our cash flow could be adversely impacted.

Any changes in business credit availability or cost of borrowing could adversely affect our business.

Declines in the availability of business credit and increases in corporate borrowing costs could negatively impact the number of conversions performed and the number of electric motors and generators manufactured. Substantial declines in the number of conversions by our customers could have a material adverse effect on our business, results of operations and financial condition.

In addition, the disruption in the capital markets that began in 2008 has reduced the availability of debt financing to support the conversion of existing vehicles into plug-in hybrids. If our potential customers are unable to access credit to convert their vehicles, it would impair our ability to grow our business.

Our future business depends in large part on our ability to execute our plans to market and license our conversion system and our thermal technology.

Failure to obtain reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market our conversion system or failure to translate the benefits of our thermal technology from testing and one-off applications into mass market production could negatively affect our Company’s revenues and business operations.

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

Our future success depends in large part upon the leadership and performance of our executive management team and key consultants. If we lose the services of one or more of our executive officers or key consultants, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business.

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

Our customers have expectations of proper performance and reliability of our hybrid conversions and any other products that we may supply. If flaws in the design of our products were to occur, we could experience a rate of failure in our hybrid conversions or other products that could result in significant charges for product re-work or replacement costs. Although we will engage in extensive quality programs and processes, these may not be sufficient to avoid conversion or product failures, which could cause us to:

● lose net revenue;
● incur increased costs such as costs associated with customer support;
● experience delays, cancellations or rescheduling of conversions or orders for our products;
● experience increased product returns or discounts; or
● damage our reputation;

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

Depending on the terms under which we supply products to a vehicle component or engine manufacturer, a manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under their warranties when the manufacturer asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our planned insurance coverage should be adequate to satisfy potential warranty settlements.  However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

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

We are unaware of any infringement upon our proprietary rights and have not been notified by any third party that we are infringing upon anyone else’s proprietary rights; however we cannot assure that we will not experience any intellectual property claim losses in the future or that we will not incur significant costs to defend such claims nor can we assure that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Any such imposition of a liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification could have a material adverse effect on our business, results of operations and financial condition.

Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention away from our business operations. Any such liability could severely impact our business operations and/or revenues.

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

Our business will also be subject to other risks inherent in the international marketplace, many of which are beyond our control. These risks include:

● laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
● changes in local regulatory requirements, including restrictions on conversions;
● differing cultural tastes and attitudes;
● differing degrees of protection for intellectual property;
● financial instability;
● the instability of foreign economies and governments;
● war and acts of terrorism.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH Z3 ENTERPRISES COMMON STOCK

Sales of outstanding shares of our stock in the future could cause the market price of our stock to drop significantly, even if our business is doing well.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. On January 31, 2012, 48,613,125 shares of our common stock were outstanding. 6,400,100 are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates. Shares held by non-affiliates for more than six months may generally be sold without restriction, other than a current public information requirement, and may be sold freely without any restrictions after one year. All other outstanding shares of common stock may be sold under Rule 144 under the Securities Act, subject to applicable restrictions.
Notwithstanding the foregoing, due to the Company’s former shell status, no sales under Rule 144 may take place until October 3, 2012, or one year after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which contained certain information required by Rule 144.

Selling low-priced penny stock is involved and uncertain.

For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the  Securities and Exchange Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares purchased in the public markets.

There is limited liquidity in our shares

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control.  These factors include:

●	The announcement of new products by our competitors
●	The release of new products by our competitors
●	Developments in our industry or target markets
●	General market conditions including factors unrelated to our operating performance

Recently, the stock market in general has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares. Price volatility may be worse if our trading volume of our common stock is low.

There is a very limited trading market for our securities

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our business operations are based in Wesley Chapel, FL in the home office of the President. Currently, the President is allowing the Company to use this office for no charge.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any material pending legal proceeding; are unaware of any material pending or threatened litigation against us; and are not we party to any bankruptcy, receivership or other similar proceeding.

We are not involved in any material actions by governmental authorities, nor are we aware of any material action that a governmental authority is contemplating.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock is not quoted on any exchange.  Our common stock was previously quoted on the OTC Bulletin Board (the OTCBB). On March 26, 2010, it was removed from the OTCBB due to lack of a quotation by a market maker. Our common stock is currently quoted on the OTCQB under the trading symbol BIBB. Our common stock did not trade prior to September 2010. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

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

QUARTER ENDED	HIGH	LOW
March 31, 2010	$ N/A	$ N/A
June 30, 2010	$ N/A	$ N/A
September 30, 2010	$ 4.16	$ 0.60
December 31, 2010	$ 7.35	$ 3.55
March 31, 2011	$ 5.00	$ 0.20
June 30, 2011	$ 0.80	$ 0.25
September 30, 2011	$ 0.75	$ 0.20
December 31, 2011	$ 1.25	$ 0.20

As of January 31, 2012, our authorized capital stock consists of 95,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value of $.001 per share.

On January 31, 2012, the Company had 135 holders of record of its common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	200,000(1)	$0.55	-
Total	200,000	$0.55	-

(1)
On October 31, 2011, The Crone Law Group was given the option to purchase 200,000 shares of restricted common stock at $.55 cents per share in exchange for penalty services rendered and payments defrayed..

On October 31, 2011, The Crone Law Group was given the option to purchase 200,000 shares of restricted common stock at $.55 cents per share in exchange for penalty services rendered and payments defrayed (the “Crone Issuance”).

1,823,185 common shares were issued to Capital Group Communications on May 19, 2011 in exchange for public relations, investment professional and investor communications services and consultation to be performed over a two year period (the “CGC Issuance”).

PPEG will have stock conversion rights if and when their amount of  loans to the Company exceed one million dollars.  The reason: PPEG was given stock conversion rights in the Joint Venture Agreement signed on September 3, 2010. Three days later, PPEG signed a loan agreement with ZE which superseded the joint venture agreement. The loan agreement did not grant conversion rights and covered a loan amount up to one million dollars. If and when the loan amount exceeds one million dollars, stock conversion rights granted in the Joint Venture Agreement will apply. As of December 31, 2011, PPEG has loaned the Company $862,094.

RECENT SALES OF UNREGISTERED SECURITIES

The descriptions of the Crone Issuance and CGC Issuance above are incorporated herein by reference.

On April 1, 2011, 1,100,000 Z3E common shares valued at $0.70 per share as of the date of the agreement were issued to Brian Duffy in exchange for his consulting services.

On March 29, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV”) in consideration for the issuance of 22,000,000 shares of Z3E common stock.  For accounting purposes, the acquisition of HPEV, Inc. by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer. 1,823,185 common shares were issued to Capital Group Communications on May 11, 2011 in exchange for public relations, investment professional and investor communications services and consultation to be performed over a two year period. As a result, the Company recorded a prepaid expense of $1,823,185.The value per share was $0.75.

On October 31, 2011, The Crone Law Group was issued an option to purchase 200,000 shares of restricted common stock at $0.55 cents per share in exchange for penalty services rendered and payments defrayed.

The Company issued 150,000 common shares to an accredited investor on November 1, 2011 in exchange for $50,000 in financing.

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to Lagoon Labs, LLC  in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

To that end, on April 15, 2011, the Company acquired through a Share Exchange Agreement, HPEV, Inc, a Delaware corporation that would soon hold 1 patent and 6 patents-pending which cover a variety of composite heat pipes and heat pipe applications as well as a patent-pending related to electric load assist and parallel vehicle platform that enables vehicles to alternate between two sources of power.  The initial patent and patents-pending were assigned to HPEV on May 5, 2011.  On November 8, 2011, the US Patent and Trademark Office determined in an office action that one of the patents-pending should be divided to create up to 4 additional patents (1 patent could become 5 patents).  Management and its patent attorneys believe the company will be issued 4 of the possible 5 patents.  On January 18, 2012, the Company has received a Notice of Allowance from the US Patent and Trademark Office regarding a patent for a composite heat structure application in submersible motors.
 Two additional patents-pending remain to be assigned to HPEV. Therefore, as of January 31, 2012, our subsidiary, HPEV, has been assigned the rights to one patent, one notice of allowance and eleven patents-pending with two remaining to be assigned.

HPEV’s technologies in combination with existing technologies should enable the Company to convert any existing internal combustion vehicle on the road into a plug-in hybrid electric vehicle. Hybrid vehicles run on either gas or diesel and electric power depending on which is more efficient for the speed and driving conditions. The increase in efficiency reduces the load on the engine and that reduces energy and maintenance costs as well as emissions.

Depending on the vehicle, payback for the conversion could be anywhere from two months to two years.

A prototype will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The Company’s initial conversion is due for completion in the summer of 2012. The target markets include fleet, commercial and consumer vehicles ranging from SUVs to tractor-trailer trucks and buses.

Many corporate, regional and local fleet owners and operators are being forced to continue to use their current fleet as their replacement fund budgets have been drastically reduced. HPEV intends to offer them a feasible option to extend the life of fleet vehicles for several years as well as reduce operating costs.

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

Consequently, the composite heat pipes should benefit any device which relies on a motor or engine – everything from small appliances to boats and airplanes – as well as devices that generate heat such as automatic weapons and brake systems.

Subsequent to the acquisition of HPEV, Inc., the Company changed its business focus to reflect HPEV’s.

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

Subsequently, Z3E changed its business direction and now plans to commercialize the patents and commercialize the Hybrid Plug-in Electric Vehicle or HPEV retrofit system and utilize heat pipe technology that should dramatically improve a broad spectrum of products.

The Company and PPEG mutually agreed to dissolve the Joint Venture Agreement on December 9, 2011.

The Company has an accumulated deficit of $474,215 since inception through December 31, 2011. The Company’s liabilities and equity totaled $1,034,514 as of December 31, 2011. The Company has generated no revenue in 2011. As a result, it has been issued a “substantial doubt” going concern opinion from the auditors.

STRATEGY

The Company’s strategy hinges on the initial conversion of a standard truck into a plug-in hybrid electric vehicle. A Ford F350 will be used to showcase the validity of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

It is estimated that the first conversion should be ready in the summer of 2012. As the existing infrastructure in vehicle maintenance facilities is sufficient to perform the retrofits, the Company plans to license the technology to fleet owners and service centers nationwide as well as automotive dealers. Auto dealers should have a particular interest in the technology. They have existing space to offer services, want additional revenue streams and seek ways to increases sales of SUVs and trucks. Z3E will provide training and components while the fleet, service center and dealer mechanics will perform the retrofits.

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

The Company also intends to commercialize and license its composite heat pipe technology to enhance the lifespan and effectiveness of individual truck and automotive products such as brake rotors, resistors and calipers. The initial phase of commercialization will rely on the signing of research and development agreements with electric motor manufacturers and high performance racing teams. As of January 31, 2012, research and development agreements have been signed with two multi-national motor manufacturers and two racing teams have agreed to test brake systems with HPEV thermal technology incorporated in them.

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

The Company currently trades on the OTCQB.

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

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to an accredited investor in exchange for $50,000 in financing.

On November 10, 2011, the Board of Directors appointed Judson Bibb to serve as the Secretary of the Company.

Beginning on December 6, 2011, PPEG provided a series of 6 loans to Z3 Enterprises’ subsidiary, HPEV, Inc., that ultimately totaled $213,440. The final loan was made on December 29, 2011. All loans were used for general operations and product development.

On December 14, 2011, the Board of Directors authorized the issuance of the remaining shares that were previously authorized as part of the Share Exchange Agreement and subsequent Addendum, but never issued. 500,000 shares of restricted common stock were issued to Brian Duffy, 60,000 shares of restricted common stock were issued to Darren Zellers, and 60,000 shares of restricted common stock were issued to Quentin Ponder.

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to Lagoon Labs, LLC  in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months. As of March 7, 2011 the shares had not yet been issued.

On February 13, 2012, the stock certificate representing 1,920,000 shares of common stock owned by Richard Glisky was returned to the transfer agent and canceled. The certificate represented the final part of the Rescission Agreement signed with Mr. Glisky in which the Company assigned 100% of its membership interests in Harvest Hartwell CCP, LLC back to Mr. Glisky and satisfied a $22,500 lien it had placed upon the real property owned by HHCCP.  With the cancellation of the stock an $8,000,000 stock receivable was removed from the books of Z3E and the number of outstanding shares of common stock was reduced from 48,613,125 to 46,693,125.

On February 17, 2012, the Company filed a Schedule 14a with the SEC which sets forth the Company’s plans to amend its Articles of Incorporation to change its name to HPEV, Inc., to increase the number of authorized shares of common stock from 95,000,000 to 100,000,000, to increase the number of authorized shares of preferred stock from 10,000,000 to 15,000,000, and  to authorize the issuance of ‘blank check’ preferred stock by the board of directors.

From the January 1, 2012, to March 7, PPEG loaned the Company $300,000 bringing their total amounted loaned to $1,162,094. The loans were made pursuant to the Loan Agreement signed between the Company and PPEG on September 7, 2010. Loans made under the PPEG Loan Agreement are interest-free.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2011

As the Company was in the process of commercializing its technologies, we had no revenues for the fiscal year ended December 31, 2011.

Operating expenses from inception through December 31, 2011, or fiscal 2011, were $5,124,215.

Our operating expenses have consisted primarily of professional fees, payments to consultants and research and development. The Company incurred $1,604,580 of equity compensation to consultants, $2,650,000 of director compensation to Judson Bibb which were paid from shares contributed by PPEG, $100,000 in loss on Trinity Spring deposit and loss on intellectual property deposit of $75,000.

The Company incurred net losses of $5,124,215 since inception.

INCOME TAXES

During the year ended December 31, 2011, the Company recorded an income tax benefit from continuing operations of $461,548. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2011, the Company had a working capital of $45,809.  Cash outflow from operating activities was $475,929. The majority of which consisted of professional fees, payments to consultants and research and development. Cash outflow from investing activities were $44,527 consisting of direct legal fees incurred for patents assigned to HPEV.  Cash inflow from financing activities of $598,817 consisted of $548,407 in loans from PPEG and $50,000 from issuances of common stock via subscription agreements.

We have an accumulated deficit since inception of $5,124,215 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

The following table provides selected financial data about our Company for the year ended December 31, 2011

Balance Sheet Data:	12/31/2011

Cash in bank	$78,361
Total assets	$1,034,514
Total liabilities	$988,705
Stockholders’ equity	$45,809

We are in the process of creating our initial commercialization  of our plug in hybrid conversion system and incorporating  and  there is no guarantee we will be successful in completing our proposed business plans.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary HPEV Inc, a company incorporated in Delaware on March 24, 2011.

All significant inter-company transactions and balances have been eliminated.

Year end – The Company’s year end is December 31.

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from March 24, 2011 (Date of Inception) through December  31, 2011, one option (issued October 30, 2011 for 200,000 common shares  at a purchase price of $0.55 per share) and no warrants were outstanding.

Stock Based Compensation – Stock based compensation is accounted for using the Equity-Based Payments to Employees Topic of the FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for services. It also addresses transactions in which an entity incurs liabilities in exchange for services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company determines the value of stock issued at the date of grant. The Company also determines at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Financial Instruments – The carrying amounts reflected in the consolidated balance sheets for cash and accounts payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Concentration of risk – A significant amount of Z3E’s assets and resources have been dependent on the financial support of Phoenix Productions and Entertainment Group.  The Company is pursuing other avenues of financial support.

Revenue recognition –Revenues are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The Company recognizes revenues when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collection is reasonably assured.

Advertising costs –The Company recorded no advertising and promotion costs from inception (March 24, 2011) to December 31, 2011.

Research and development – Costs of research and development are expensed in the period in which they are incurred.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting standards- The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the Company’s financial statements.

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

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and financial statement schedules described under Item 15.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

OBJECTIVES:

Management is responsible for planning and performing internal audits of the company. Our objectives are to improve processes and controls.

Our specific areas of focus include:

●	the effectiveness of internal control processes and systems;
●	compliance with laws, regulations and policies and procedures;
●	the effectiveness and efficiency of management systems for achieving objectives while considering business risks; and
●	the reliability and security of computer operations.

Z3 Enterprises’ disclosure controls and procedures (“Disclosure Controls”) aim to:

●	ensure timely collection and evaluation of information potentially subject to disclosure;
●	capture information that is relevant to the need to disclose developments and risks;
●	evolve with the business; and
●	produce 34 Act reports that are timely, accurate and reliable.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company’s management does not expect that its Disclosure Controls or its ‘internal controls over financial reporting’ (“Internal Controls”) will prevent all error and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

CONCLUSIONS:

 Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011 pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed in a timely fashion. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2011.  Because we have only two officers, the Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls because of the limited time and abilities of the two officers, and (2) there is no separate audit committee.  As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2011, there have been no significant changes in our Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, our Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION.

RECENT SALES OF UNREGISTERED SECURITIES

1,823,185 common shares were issued to Capital Group Communications on May 11, 2011 in exchange for public relations, investment professional and investor communications services and consultation to be performed over a two year period. As a result, the Company recorded a prepaid expense of $1,823,185.The value per share was $0.75.

On October 31, 2011, The Crone Law Group was issued an option to purchase 200,000 shares of restricted common stock at $0.55 cents per share in exchange for penalty services rendered and payments defrayed.

The Company issued 150,000 common shares to an accredited investor on November 1, 2011 in exchange for $50,000 in financing.

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to Lagoon Labs, LLC  in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months.

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

PART III

ITEM 10: DIRECTORS. EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The following table sets forth the names, ages and positions of our current officers and director.

Name and Address	Age	Position(s)

Quentin Ponder	82	Chief Executive Officer, President, and Treasurer

Judson Bibb	54	Secretary and Director

Tim Hassett	50	Chairman of HPEV, Inc.

On June 29, 2011, Ross Giles informed the Board of Directors that he will resign as the Company’s Chief Executive Officer, President, Treasurer and Secretary effective upon the filing of all reports by the Company with the Securities and Exchange Commission that are currently past due, which occurred on October 20, 2011 (the “Effective Date”). On June 29, 2011, the Board of Directors appointed Quentin Ponder as the Company’s Chief Executive Officer and President, effective on the Effective Date.

On October 20, 2011, as a result of the filing of the first quarter Form 10Q, Quentin Ponder replaced Ross Giles as the CEO, President, Secretary and Treasurer of the Company.   Ross Giles was not under an employment contract; therefore, he was due no further remuneration.

On November 11, 2011, Quentin Ponder relinquished his position as Secretary and Judson Bibb was appointed to replace him.

As we progress in our business plans, we intend to change our by-laws to increase the number of directors for a term of one year and serve until his or her successor is duly elected and qualified. Each of our officers are selected by the Board of Directors to a term of one year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. Our Board of Directors, which currently consists solely of Mr. Judson Bibb, has no nominating, auditing or compensation committees at this time.

BACKGROUND INFORMATION ABOUT THE OFFICERS

The following summarizes the occupational and business experience for our officers and director.

Quentin Ponder has served as an officer of the Company since October 20, 2011 when Mr. Ponder became President, Secretary and Treasurer. He relinquished his position as Secretary on November 11, 2011.  Mr. Ponder is a seasoned executive with over 40 years of management experience. From January 1958 to October 1962, he served as a general partner in a manufacturing start-up which was successfully sold. From November 1962 to July 1967, he served as Senior Manufacturing Engineer at General Electric where he worked in the development of a flow manufacturing system. From July 1980 to June 1985, he worked for Franklin Electric as President where he restructured the company which became a global leader in submersible motors for water wells. From July 1985 to March 1990, he worked for Baldor Electric as President where he restructured the Company which became one of the largest electric motor companies in the United States. From April 1990 to May 1997, Mr. Ponder worked for Lincoln Electric as a consultant to assist with the successful sale of the business. From May 1990 to the present, Mr. Ponder has worked as an independent management consultant. Mr. Ponder also serves as president and treasurer of HPEV. As such, he is responsible for the administration, finances and all documents prepared for and generated by HPEV, Inc. Mr. Ponder earned a Ph.D. from Columbia University in general management, accounting, and economics. Mr. Ponder was selected to serve as the incoming president of the Company because of his extensive experience in the electric motor industry which includes three stints as president of multi-million dollar companies. Electric motors will be a significant component of the HPEV hybrid conversion system and the Company’s thermal technology applications.

Judson W. Bibb has been the sole director of the Company since April 15, 2011 and was appointed Secretary on November 11, 2011. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. He graduated Cum Laude from the University of South Florida in 1980 with a B.A. Degree in Mass Communications-Film.  Mr. Bibb was selected to serve as a director of the Company because of the continuity he provides with Z3 Enterprises’ original mission and his broad-ranging background that transcends a number of disciplines and, consequently, enables him to draw from a wide variety of resources. His background includes experience in marketing and public relations for a clientele that encompassed Fortune 500 corporations, national and international networks as well as a very diverse range of companies throughout North America, Latin America and the Caribbean.  His relevant business experience in automotive, trucking, electronics, retail, direct response and the Internet enhance the company’s efforts as it moves in a new direction.

Tim Hassett has been Chairman of HPEV, Inc. since its inception. He began his career as a marketing and business manager, for Rockwell Automation’s Motor Special Products division from1990 to 1995 where he launched new product platforms as well as developed and implemented global distribution initiatives and channels. From January1996 to March 2000, he worked at General Electric initially as a General Manager of Distribution Services in the Industrial Systems Division. His success led to an assignment to turnaround the Electric Motors unit in the Industrial Systems Division. He restructured the unit, consolidated product lines and grew the business significantly.  From March 2000 to August 2003, he served as President of Hawk Motors and Rotors, a division of Hawk Corporation, where he restructured the company, eliminated losses and significantly increased market share. From August 2003 to October 2005, he served as Vice President and General Manager of Wavecrest Laboratories, a propulsion systems and controls start-up. At Wavecrest, Mr. Hassett led the development and launch of four new product platforms. From June 2006 to October 2010, he served as president and managing director of LEMO USA, a Swiss-based connector company, where he restructured the company,  kept operating costs in check, improved operating margins and significantly increased the size of the business.  From Dec. 2010 to October 2011, he served as  President of Cavometrix, a connector company  serving the medical, energy and alternative energy industries. Mr. Hassett earned a BS in Mechanical Engineering at Cleveland State and another BS in Physics at Youngstown State. He was one of the co-founders of HPEV, Inc and was awarded several patents or patents-pending which the Company will rely on to implement its business model. Plus, he has extensive experience and professional contacts in the electric motor industry. Electric motors will be a significant component of the HPEV hybrid conversion system and the Company’s thermal technology applications.

Family relationships

There is no family relationship among any of our officers or directors.

Involvement in certain legal proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors, officers or control persons, or any partnership in which any of our directors, officers or control persons was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors, officers or control persons was an executive officer at or within two years before the time of such filing.

Audit Committee and Audit Committee Financial Expert

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in the member’s financial sophistication. Accordingly, the board of directors believes that its sole member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

As of December 31, 2011, we have not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Since April 15, 2011, our management has consisted of a sole officer and director.  In fact, our by-laws currently call for a single member board. Once the by-laws are changed and new board members and officers are added, we will adopt a code of ethics.  We anticipate that will occur early in the 2nd quarter of 2012.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2011, except for the following.

Judson Bibb, Director, received a gift of 5,000,000 common shares from PPEG, a significant share holder.  This gift was deemed as compensation for work performed in prior periods. Judson Bibb filed a delinquent Form 4 with respect to his acquisition of the shares in October 2011.

ITEM 11: EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ross Giles, former CEO	2011 2010	0 10,200	0 0	0 10,200
Judson Bibb, former CEO	2011 2010	0 0	2,650,000* 0	2,650,000 0
Quentin Ponder, current CEO	2011 2010	45,000 0	0 0	45,000 0

*Judson Bibb received a gift of 5,000,000 shares on October 21, 2011 from PPEG, a shareholder that Z3E had a Joint Venture Agreement with. The Joint Venture was dissolved on December 9, 2011. For accounting purposes, the shares are being treated as compensation.

Employment Agreements

None of the members of the Board of Directors or members of the management team presently have employment agreements with HPEV, however,  in 2011, HPEV, Inc. did  have  a consulting agreement with Summit Management Consulting, Inc., to furnish the services of Quentin Ponder to HPEV for a consulting fee of $5,000 per month. Effective January 1, 2012, the contract was modified and increased the monthly consulting fee to $7,500 per month. Mr.Tim Hassett, chairman of HPEV, Inc., had a consulting agreement with HPEV in 2011 pursuant to which he received $5,000 per month. Effective January 1, 2012, this agreement was modified and increased to $10,000 per month.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2011.

Compensation of Directors

Our sole director, Judson Bibb, has no formal compensation agreement in place regarding his service as a director and he has never received compensation from the Company. He did receive a gift of 5,000,000 shares from PPEG, a company with whom Z3E had a joint venture agreement.  For accounting purposes, the shares are being classified as compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of January 31, 2012 by (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each director; (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 27420 Breakers Drive, Wesley Chapel, FL 33544.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.  The information in this table is as of March 7, 2012, based upon 47,609,775 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership	Percent Common Stock

Quentin Ponder	CEO, President and Treasurer	2,200,000	4.7%

Judson Bibb	Secretary and Director	5,200,400	11.1%

All officers and directors as a group (2 persons named above)		7,400,400	15.8%

Ross Giles and Phoenix Productions and Entertainment Group, Inc. (1) 7322 S. Rainbow Blvd, Suite 194 Las Vegas, NV 89139	former CEO	2,576,000(1)	5.5%

Mark Hodowanec 27420 Breakers Drive, Wesley Chapel, FL 33544	co-founder of HPEV, Inc	8,800,000	18.9%

Tim Hassett 27420 Breakers Drive, Wesley Chapel, FL 33544	co-founder of HPEV, Inc.	8,613,000	18.5%

 (1) Represents shares owned individually and shares owned by Phoenix Productions and Entertainment Group, LLC. Mr. Ross Giles is the current Managing Member of Phoenix Productions and Entertainment Group, LLC, replacing Nail Yaldo who was the managing member of PPEG until February 28, 2011.  Mr. Giles has the sole right to vote and dispose of the shares of the Company held by PPEG, and therefore may be considered the beneficial owner of such shares under applicable SEC rules.

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

Ross Giles, former CEO and President of Z3 Enterprises, is a managing member of Phoenix Productions and Entertainment Group, LLC. (PPEG) , a company with whom Z3 signed a joint venture agreement and also with whom Z3 shared leased office space in Las Vegas, NV.  PPEG was a major shareholder in the Company.

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

As of December 30, 2011, the Company has $862,094 in loans outstanding under the PPEG Loan Agreement. The proceeds were used for all aspects of the operations of Z3 Enterprises including the acquisition of HPEV, Inc. which was treated as a reverse merger for accounting purposes.  In the fiscal year ended December 31, 2011, PPEG loaned the Company $548,407.

In return for the loans, PPEG is due to receive the full amount of its loans or investment upon receipt of revenues by Z3E. As no revenues have been received by Z3 since the loans were provided, no repayments or interest payments have been made.

On April 12, 2011, Judson Bibb, the Secretary and a Director of the Company, provided an interest-free loan to the Company in the amount of $22,500, which remains outstanding.  The loan was secured by the placement of a mortgage lien in favor of Mr. Bibb on real property owned by Harvest Hartwell while it was a subsidiary of the Company. On August 10, 2011, Mr. Bibb executed the necessary documents to discharge the mortgage lien in order to facilitate the rescission of the acquisition agreement pursuant to which Z3E acquired Harvest Hartwell. The rescission took place on September 2, 2011.  The Secretary/Director and the Company have yet to make new arrangements for repayment of the loan.

In 2010 and part of 2011, Z3E shared office space with PPEG. In consideration for the use of such space, Z3E paid approximately $5,277 in 2010 and $1,925 in 2011 through August 31, 2011. The sharing of office space officially ended on February 17, 2012. The Joint Venture Agreement with PPEG was dissolved on December 9, 2011 by mutual agreement.

Judson Bibb, Director received a gift of 5,000,000 shares from PPEG a significant shareholder.  This gift was deemed as compensation for services performed as director.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the American Stock Exchange.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountants:

For year  2011 and 2010
DeJoya Griffith and Company, LLC
2580 Anthem Village Drive
Henderson, NV 89052

Audit Fees,
For year 2011:  $19,000
For year 2010:  $14,350

Tax Fees
For year 2011:  $0
For year 2010:  $0

All Other Fees
 For year 2011:  $0
 For year 2010:  $0

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

De Joya Griffith & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Z3 Enterprises Inc.

We have audited the accompanying consolidated balance sheet of Z3 Enterprises Inc. (A Development Stage Company) (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows from inception (March 24, 2011) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Z3 Enterprises Inc. (A Development Stage Company) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows from inception (March 24, 2011) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 29, 2012

Z3 ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

As of
December 31, 2011
Audited
ASSETS

Current assets
Cash	$78,361
Intangible	44,564
Prepaid expense	911,589
Total current assets	1,034,514

Total assets	$1,034,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$410
Accounts payable	103,701
Notes payable – related party	884,594
Total current liabilities	988,705

Total liabilities	988,705

Stockholders' equity
Preferred stock: $.001 par value:
10,000,000 shares authorized, 0 shares
issued and outstanding as of Dec. 31, 2011
Common stock; $.001 par value; 95,000,000
shares authorized, 48,613,125 shares issued
and outstanding as of Dec. 31, 2011	48,613
Additional paid-in capital	13,121,411
Common stock receivable	(8,000,000)
Accumulated deficit during development stage	(5,124,215)
Total stockholders' equity	45,809

Total liabilities and stockholders' equity	$1,034,514

                                  The accompanying notes are an integral part of these financial statements.

  Z3 ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

From Inception
(March 24, 2011)
through
December. 31, 2011
Audited
Revenue	$0
Cost of goods sold	-
Gross profit	0

Operating expenses
Director stock compensation	2,650,000
Consulting	1,604,580
Professional fees	538,479
Research and development	114,355
General and administrative	41,801
Loss on Deposit	100,000
Loss on Intangible Property	75,000

Total operating expenses	5,124,215

Net loss	$(5,124,215)

Basic loss per common share	$(0.11)

Basic weighted average
common shares outstanding	45,170,729

                                    The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (MARCH 24, 2011) THROUGH DECEMBER 31, 2011

	PreferredStock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit During Development Stage	Equity
Inception, March 24, 2011	-	$-	-	$-	$-	$-	$-	$-

Founder shares April 4, 2011			22,000,000	22,000	-	-	-	22,000

Shares issued for reverse merger April 15, 2011			23,956,690	23,957	8,178,258	(8,000,000)	-	202,215

Shares issued for consulting services April 1, 2011 @ $.70			1,100,000	1,100	768,900	-	-	770,000
								-
Shares issued for consulting services May 11, 2011 @ $.75			1,823,185	1,823	1,365,566	-	-	1,367,389

Shares received through cancellation of shares written-off prior to reverse merger.			(416,750)	(417)	417	-	-	-

Shares issued for direct investment November 8, 2011 @ $.33			150,000	150	49,850	-	-	50,000

Options granted for legal services	-	-	-	-	108,420	-	-	108,420

Shares issued to director by shareholder as compen- sation	-	-	-	-	2,650,000	-	-	2,650,000

Net loss	-	-	-	-	-	-	(5,124,215)	(5,124,215)

Balance as of December 31, 2011			48,613,125	$48,613	$13,121,411	$(8,000,000)	$(5,124,215)	$45,809

The accompanying notes are an integral part of these financial statements.

Z3 ENTERPRISES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

From Inception
(March 24, 2011)
through
December 31, 2011
Audited
Cash flows from operating activities:
Net loss	$(5,124,215)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued to founder	22,000
Stock issued for consulting services	1,600,802
Impairment of intangible asset and
deposit	175,000
Stock options issued for penalty	108,420
Director stock compensation from
shareholder	2,650,000
Changes in operating assets and liabilities:
Increase in accounts payable	92,064
Net cash used by operating activities	(475,929)

Cash flows from investing activities:
Increase of intangible assets	(44,564)
Cash acquired in reverse merger	37
Net cash used by investing activities	(44,527)

Cash flows from financing activities:
Increase in related party payable	548,407
Common stock issued for cash	50,000
Increase in bank overdraft	410

Net cash provided by financing activities	598,817

Net change in cash	78,361

Cash, beginning of period	0

Cash, end of period	$78,361

Supplemental Schedule of non-cash Activities:
Common stock receivable	$8,000,000
Assumed as part of reverse merger
Intangible assets	175,000
Prepaid asset	375,002
Accounts payable	(11,637)
Notes payable related party	(336,187)
Stock issued for prepaid services	$911,589
The accompanying notes are an integral part of these financial statements.

Z3 Enterprises, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

1 .  DESCRIPTION OF BUSINESS AND HISTORY

Description of business and history –  Z3 Enterprises, Inc., a Nevada corporation (formerly known as Bibb Corporation) (hereinafter referred to as “Z3E” or “The Company”), was incorporated in the State of Nevada on July 22, 2002. The Company’s principal operations were to produce fully integrated multi-media products targeting the marginally literate. The Company changed its focus to educational entertainment and reality show programming; feature films and special event marketing upon entering into a Joint Venture Agreement (the ”Joint Venture Agreement”) with Phoenix Productions and Entertainment Group (PPEG) in September 2010.

From September 2010 through March 2011, Z3E pursued business opportunities, but agreements were never fulfilled and the entertainment projects have been terminated.

On March 24, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV”) in consideration for the issuance of 22,000,000 shares of Z3E common stock.  Upon closing of the Share Exchange on April 15, 2011, HPEV became a wholly owned subsidiary of Z3.

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

Control of Z3E changed hands on April 15, 2011 with the issuance of 21,880,000 shares of Z3E common stock to the original shareholders of HPEV pursuant to the terms of the as amended Share Exchange Agreement. An additional 120,000 shares were issued on December 14, 2011 which completed the issuance of 22,000,000 shares of Z3E common stock to HPEV, Inc. under the terms of the as amended Share Exchange Agreement.

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

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents.  On November 8, 2011, the US Patent and Trademark Office determined in an office action that one of the patents-pending should be divided to create up to 4 additional patents (1 patent could become 5 patents).  Management and its patent attorneys believe the company will be issued 4 of the possible 5 patents.  On January 18, 2012, the Company has received a Notice of Allowance from the US Patent and Trademark Office regarding a patent for a composite heat structure application in submersible motors.  Two additional patents-pending remain to be assigned to HPEV. Therefore, as of January 31, 2012, our subsidiary, HPEV, has been assigned the rights to one patent, one notice of allowance and eleven patents-pending with two remaining to be assigned.

The patents and patents-pending assigned to HPEV cover composite heat pipes and their applications as well as an electric load assist. The utilization of composite heat pipes should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components. The parallel vehicle platform enables vehicles to alternate between two sources of power.

The newly-merged Company plans to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. The Company also intends to license heat pipe technology to manufacturers of electric motors and generators as well as vehicle parts such as brakes, resistors and calipers.

The Company is currently sourcing or commissioning the components to perform its initial conversion.  The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include consumer, commercial and fleet vehicles ranging from cars to tractor-trailer trucks and buses.

To facilitate the incorporation of the Company’s heat pipe technology in industrial electric motors and generators, the Company has signed product development agreements with two multi-national manufacturers. To prove the effectiveness of heat pipe technology under extreme conditions, the Company has signed agreements with racing teams to test its technology in high performance vehicle components.

As operations have consisted of general administrative and pre-production activities, Z3 Enterprises is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.

On December 9, 2011, Z3E and PPEG mutually agreed to dissolve their Joint Venture Agreement on December 9, 2011. The reason was due to a change in business direction by Z3 as a result of its acquisition of HPEV, Inc.  The Joint Venture Agreement did not provide for any termination penalties.

Going concern – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $5,124,215 during the period from March 24, 2011 (Date of Inception) through December 31, 2011 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary HPEV, Inc. a company incorporated in Delaware on March 24, 2011.

All significant inter-company transactions and balances have been eliminated.

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

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from March 24, 2011 (Date of Inception) through December  31, 2011, one option (issued October 30, 2011 for 200,000 common shares  at a purchase price of $0.55 per share) and no warrants were outstanding.

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

Advertising costs –The Company recorded no advertising and promotion costs from inception (March 24, 2011) to December 31, 2011.

Research and development – Costs of research and development are expensed in the period in which they are incurred.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting standards- The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the Company’s financial statements.

3.	STOCKHOLDER’S EQUITY

The Company has 95,000,000 common shares and 10,000,000 preferred shares authorized and 48,613,125 and 0, respectively, issued and outstanding as of December 31, 2011.

On April 1, 2011, 1,100,000 Z3E common shares valued at $0.70 per share as of the date of the agreement were issued to Brian Duffy in exchange for his consulting services.

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

On April 4, 2011, 21,880,000 shares out of the 22,000,000 shares of Z3E common stock were issued to Tim Hassett, Quentin Ponder, Mark Hodowanec and Darren Zellers. The remaining 120,000 shares were issued on December 14, 2011 to Quentin Ponder and Darren Zellers.

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

On September 17, 2010, prior to the reverse merger with HPEV, Inc. the Company entered into an acquisition agreement with Usee.  As part of the agreement 10,500,000 shares were issued to the share holders of Usee.  Upon further due diligence investigation the Company cancelled the agreement and all the shares were required to be returned.  On May 2, 2011 8,369,310 shares belonging to Usee, Inc, were returned to the transfer agent, canceled and assigned a value of zero. The remaining shares were written off by Z3 prior to its merger with HPEV, Inc. On October 21, 2011, 416,750 shares belonging to IFMT, Inc. were returned to the transfer agent, canceled and assigned a value of zero.  The shares were originally issued as part of the Usee transaction which was subsequently terminated.

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to an accredited investor in exchange for $50,000 in financing.

On October 31, 2011 stock options to purchase 200,000 shares at $0.55 were issued to The Crone Law Group, these options were issued in order to satisfy a penalty services rendered and payments defrayed.  These options were valued at $108,420 using a black sholes valuation model.

On October 21, 2011 Judson Bibb, Director received 5,000,000 shares from Phoenix Productions and Entertainment Group, Inc., a shareholder of the Company’s Common stock.  This stock transfer was deemed to serve as compensation for services performed for the company in previous periods. The shares were valued based on the market closing price of the Company’s common stock as of October 21, 2011, date shares were transferred, resulting in a value of $2,650,000.

4.    RELATED PARTY TRANSACTIONS

As a consequence of the reverse merger, HPEV took over the obligations of Z3E consisting of accounts payable of $11,637 (non-related party) and a note payable balance of $313,687 due to Phoenix Productions and Entertainment Group, Inc., a significant shareholder of the Company’s common stock. The terms of the loan agreement do not require payment of interest and repayment of the loan is to begin 15 days after receipt of initial revenues related to projects funded by PPEG loans.  Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or default.
Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to Z3 Enterprises of $548,407 leaving a balance due as of December 31, 2011 of $862,094.

During the period from inception (March 24, 2011) to December 31, 2011, Judson Bibb, Director, advanced $22,500 in interest free, unsecured, due on demand funds.  As of December 31, 2011, $22,500 remains due and payable.

5.  INCOME TAXES

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

The components of the Company's deferred tax asset as of December 31, 2011 is as follows:

Since Inception
Net operating loss carry forward	$1,318,987
Valuation allowance	(1,138,987)

Net deferred tax asset	$--

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$461,548
Increase in valuation allowance	(461,548)

Net deferred tax asset	$--

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2031.

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2006. The Company will file its U.S. federal return for the year ended December 31, 2011 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

6.   INVESTMENT DEPOSIT

The Company had the negotiating rights that came with a non-refundable, earnest deposit of $100,000 that Z3E provided to Trinity Springs, Ltd (“Trinity”). Z3E previously entered into an Asset Purchase and Sale Agreement with Trinity Springs, Ltd. (“Trinity”), to purchase Trinity for $18,600,000. The $100,000 deposit would be credited to the buyer at closing.

Final realization of the agreement was dependent upon the approval of Trinity’s board and shareholders.  That approval was never granted, so on March 24, 2011, Z3E terminated the Agreement.  Discussions concerning the purchase of Trinity Springs continued, but the Company was unable to put together an acceptable corporate structure. On October 15, 2011, the Company attempted to submit another offer for review by the Trinity board.   In response, we received information that caused us to withdraw the offer.  Since then, negotiations have ceased.  As a result, the $100,000 was forfeited during the fourth quarter.

7.   INTELLECTUAL PROPERTY

Z3E acquired various intangible rights to the works of the Aleem Brothers many of which featured Jimi Hendrix.

In consideration for the rights, the Z3 Enterprises provided a good faith deposit of $75,000.  The intangible rights were recorded on the Company’s books as an intellectual property deposit. As the company’s direction has changed and no agreement had been reached to transfer the rights to another party, management decided to write the deposit off.

As of January 31, 2012, Z3 Enterprises’ wholly owned subsidiary, HPEV, Inc., was assigned the rights to one patent, one notice of allowance of a patent and eleven patents-pending with two remaining to be assigned.   The issued patent and 9 patents-pending all relate to the utilization of heat pipes to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the heat pipes provide lower costs, improved performance benefits and longer product life. The eleventh patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.  The notice of allowance of a patent covers a heat pipe application in submersible motors.

The direct cost for legal services related to the patents was $44,464. This amount was capitalized as an asset.

8.   PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. As of December 31, 2011, the prepaid balance is $911,589.

9.    COMMON STOCK RECEIVABLE

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, Z3 Enterprises assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Z3E common stock back to Z3E which the Company intends to have cancelled. As of January 31, 2012, the 1,920,000 shares of Z3E common stock had not been returned to the Company. Consequently, the Company has an $8,000,000 stock receivable recorded on its books (See note 10 Subsequent Events for additional information.).

10.    SUBSEQUENT EVENTS

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock valued at $1,070,000 to Lagoon Labs, LLC at $1.07 per share in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months.

On February 13, 2012, the stock certificate representing 1,920,000 shares of common stock owned by Richard Glisky was returned to the transfer agent, canceled and a value of zero assigned to the shares. The certificate represented the final part of the Rescission Agreement signed with Mr. Glisky in which the Company assigned 100% of its membership interests in Harvest Hartwell CCP, LLC back to Mr. Glisky and satisfied a $22,500 lien it had placed upon the real property owned by HHCCP.  With the cancellation of the stock an $8,000,000 stock receivable was removed from the books of Z3E and the number of outstanding shares of common stock was reduced from 48,613,125 to 46,693,125.

On February 15, 2012, the Board of Directors voted to adopt the following:

1)  to amend the Articles of Incorporation to change the corporate name from Z3 Enterprises, Inc. to HPEV, Inc;
2)  to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 95,000,000 to 100,000,000 and to increase the number of authorized shares of preferred stock from 10,000,000 to 15,000,000;
3)  to amend the Articles of Incorporation to clarify the right of the Board of Directors to create and issue classes of preferred stock and to designate the rights, classes and preferences for said stock;
4) to authorize and empower the officers of the company to file with the Securities and Exchange Commission and to distribute to the shareholders an information statement pursuant to Regulation 14a of the Exchange Act with the intent of soliciting the shareholders’ consent for the proposed amendments.

On February 17, 2012 an additional 83,350 shares belonging to IFMT, Inc. were returned to the transfer agent, canceled and assigned a value of zero.  The shares were originally issued as part of the Usee transaction which was subsequently terminated

On February 17, 2012, the Company filed a Schedule PRE 14a with the SEC which sets forth the Company’s plans to implement the Board of Directors’ resolutions.  The filing included the Notice of Consent Requested, the Consent Statement, the Procedures to be followed, the Proposed amendments and the Consent cards that will be mailed to shareholders.

The SEC had no comment on the filing, therefore, on March 7, 2012, Schedule 14a was filed with the SEC. A day later, the mailing of the proxies began.

From the January 1, 2012, to March 7, PPEG loaned the Company $300,000 bringing their total amounted loaned to $1,162,094. The loans were made pursuant to the Loan Agreement signed between the Company and PPEG on September 7, 2010. Loans made under the PPEG Loan Agreement are interest-free, unsecured and due 15 days after receipt of initial revenues related to projects funded by PPEG loans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z3 ENTERPRISES, INC.

Date: March 30, 2012	By:	/s/ Quentin Ponder
Quentin Ponder Chief Executive Officer, President, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Quentin Ponder	Chief Executive Officer, President and Treasurer	March 30, 2012
Quentin Ponder	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By: /s/ Judson Bibb	Secretary and Director	March 30, 2012
Judson Bibb

INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on September 9, 2010).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
10.1
Joint Venture Agreement dated September 3, 2010 between Phoenix Productions and Entertainment Group, LLC and the Company (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on September 9, 2010).

10.2*
Loan Agreement between Phoenix Productions and Entertainment Group and the Company effective September 7, 2010
(incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-K filed with the SEC on October 3, 2011).

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

10.11* 10.12* 10.13* 10.14* 10.15*
Rescission Agreement dated September 2, 2011 between Richard Glisky and the Company (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K filed with the SEC on October 3, 2011).

Consulting Agreement dated  April 1, 2011 between Summit Management and HPEV, Inc.

Consulting Agreement dated April 1, 2011 between Timothy Hassett and HPEV, Inc.

Addendum to Summit Management Consulting Agreement dated January 2, 2012.

Addendum to to Timothy Hassett Consulting Agreement dated January 2, 2012

21.1*	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K filed with the SEC on October 3, 2011).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
 * Filed herewith.