Form 10-Q
period 2012-03-31
HPEV, INC.
filed 2012-05-15
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-53443

HPEV, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27420 Breakers Drive Wesley Chapel, FL	33544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (813) 929-1877

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2012, there were 47,609,775 shares of common stock, $0.001 par value, issued and outstanding.

HPEV, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1                      Financial Statements

PART 1 – FINANCIAL INFORMATION

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	As of	As of
	March 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$122,837	$78,361
Prepaid expenses	1,677,163	911,589
Intangible	57,405	44,564
Total current assets	1,857,405	1,034,514

Total assets	$1,857,405	$1,034,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank Overdraft	$410
Accounts payable	324,836	$104,111
Loans payable	250,000	-
Notes payable-related party	934,394	884,594
Total current liabilities	1,509,639	988,705

Total liabilities	1,509,639	988,705

Stockholders' equity
Common stock; $.001 par value; 105,000,000
shares authorized, 47,609,775 shares issued
and outstanding as of March 31, 2012	47,610	48,613
Preferred stock: $.001 par value: 10,000,000
shares authorized, 0 shares issued and
Outstanding as of March 31, 2012
Additional paid-in capital	6,192,414	13,121,411
Common stock payable
Common stock receivable		(8,000,000)
Accumulated deficit during development stage	(5,892,258)	(5,124,215)
Total stockholders' equity	(347,766)	45,809

Total liabilities and stockholders' equity	$1,857,405	$1,034,514

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three	From inception
	Months	(March 24, 2011 )
	Ended	through
	March. 31, 2012	March 31, 2012

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Director stock compensation
Consulting	423,163	2,027,743
Professional fees	30,796	569,275
Research and development	343,233	457,588
General and administrative	20,930	62,731
Interest Expense	781	781
Loss on deposit		100,000
Loss on intangible property		75,000

Total operating expenses	818,903	3,293,118

Net loss	$(818,903)	$(3,293,118)

Basic loss per common share	$(.17)

Basic weighted average
common shares outstanding	47,610,891

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From March 24, 2011
			(Date of Inception)
	Three months ended		Through March 31, 2012
	March 31, 2012		Un-Audited
Cash flows from operating activities:
Net loss		$(818,903)	$(5,943,118)
Adjustments to reconcile net loss to			-
Net cash used by operating activities:			-
Stock issued to founder			22,000
Stock options issued for penalty			108,420
Stock compensation		304,676	1,905,478
Director stock compensation from shareholder			2,650,000
Impairment of intangible asset & deposit			175,000
Changes in operating assets and liabilities:			-
Increase in prepaid expenses		(250)	(250)
Increase in accounts payable and accrued liabilities		271,994	364,058
Net cash used by operating activities		(242,483)	(718,412)

Cash flows from investing activities:
Increase of intangible assets		(12,841)	(57,405)
Cash acquired through reverse merger			37
Net cash used by investing activities		(12,841)	(57,368)

Cash flows from financing activities:
Proceeds from sale of common stock			50,000
Proceeds from loans payable		250,000	22,500
Proceeds from notes payable - related party		49,800	825,707
Charge for bank overdraft			410
Net cash provided by financing activities		299,800	898,617
Net increase in cash and cash equivalents		44,476	122,837

Cash, beginning of period		78,361	-

Cash, end of period		$122,837	$122,837

Supplemental Schedule of non-cash activities
Shares issued for prepaid services		$1,070,000	$(2,152,514)
Prepaid expense acquired under reverse merger	$		$(375,003)
Intangible asset acquired under reverse merger	$		$(75,000)
Deposit acquired under reverse merger	$		$(100,000)
Common stock receivable acquired under reverse merger		$8,000,000	$0.00
Accounts payable acquired under reverse merger	$		$11,637

Notes payable acquired under reverse merger	$		$336,187

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

The accompanying condensed consolidated financial statements of HPEV, Inc. (“HPEV” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented.  The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”).  The results of operations for the three month ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

NOTE 1 – DESCRIPTION OF BUSINESS

HPEV, Inc., a Nevada corporation (formerly known as Bibb Corporation and Z3 Enterprises, Inc.) (hereinafter referred to as “HPEV” or the” Company”), was incorporated in the State of Nevada on July 22, 2002.

On March 24, 2011, the Company (under the name Z3 Enterprises) entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc., a Delaware corporation (“HPEV-DE”), in consideration for the issuance of 22,000,000 shares of Company common stock.  Upon closing of the Share Exchange on April 15, 2011, HPEV-DE became a wholly owned subsidiary of the Company.

For accounting purposes, the acquisition of HPEV-DE by the Company was recorded as a reverse acquisition of a public company and recapitalization of the Company based on factors demonstrating that HPEV-DE represents the accounting acquirer.

HPEV-DE was incorporated under the laws of the State of Delaware on March 25, 2011 to commercialize the technology from patents developed by two of its shareholders.  Activities during its start-up stage were nominal.

Subsequent to the closing of the Share Exchange, the Company changed its business focus to attempting to commercialize the HPEV-DE technologies in a variety of markets by licensing its thermal dispersion technologies to engine, generator and vehicle component manufacturers, among others.  The Company also plans to license its hybrid electric vehicle conversion system to fleet owners, vehicle dealers and service centers.

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV-DE by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents.  On November 8, 2011, the U.S. Patent and Trademark Office determined in an office action that one of the patents-pending should be divided to create up to 4 additional patents (1 patent could become 5 patents).  Management and its patent attorneys believe the Company will be issued 4 of the possible 5 patents.  On March 13, 2012, HPEV-DE was awarded a patent for a composite heat structure application in submersible motors.  On April 2, 2012, HPEV-DE received a Notice of Allowance regarding a patent covering the incorporation of a totally enclosed heat pipe technology in bearings and related structures. On April 3, 2012, the Company received notice that one of its patents-pending - a totally enclosed heat pipe cooled motor – had been awarded.  Two additional patents-pending remain to be assigned to HPEV-DE.  Therefore, as of April 30, 2012, HPEV-DE, has been assigned the rights to three patents, one notice of allowance and ten patents-pending with two remaining to be assigned.  See Note 7 – Intellectual Property.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS - continued

The patents and patents-pending assigned to HPEV-DE cover thermal dispersion technologies and their applications as well as an electric load assist.  The utilization of thermal technologies should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components.  The electric load assist is based on the Company’s parallel vehicle platform which makes it possible for hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.

As operations have consisted of general administrative and pre-production activities, the Company is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $3,293,118 during the period from March 24, 2011 (Date of Inception) through March 31, 2012 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

It is possible management may decide that the Company cannot continue with its business operations as outlined in the current business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that may be available

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HPEV, Inc. is presented to assist in understanding the Company’s condensed financial statements.  The condensed, consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the condensed financial statements.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounting Method

The Company’s condensed financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

These consolidated financial statements include the accounts of HPEV-DE and its parent HPEV (formerly known as Z3 Enterprises).  On April 20, 2012, the Company officially changed its name to HPEV, Inc.

All significant inter-company transactions and balances have been eliminated.

Year end

The Company’s year-end is December 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the periods ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2012 and 2011 and the inclusion would be considered anti-dilutive.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  The impact of adopting ASC 820-10 was not significant to the Company’s condensed financial statements.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The valuation of our derivative liability is determined using Level 1 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, notes receivable, accounts payable and accrued expenses.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company provides for federal and state income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled.  The effect of a change in tax rates is recognized as income or expense in the period of the change.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Upon inception, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), superseded by ASC 740-10.  The Company did not recognize a liability as a result of the implementation of ASC 740-10.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company did not recognize interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10.  ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As of March 31, 2012, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which was superseded by ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Use of Estimates

The process of preparing condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the condensed financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 11, 2012, the date the Company’s quarterly report on Form 10-Q was ready to issue.

Research and development

Costs of research and development are expensed in the period in which they are incurred.

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Net loss attributable to common stockholders	$(818,903)	---

Weighted average shares outstanding	47,610,891	---

Basic and diluted loss per share	$(0.02)	---

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has 100,000,000 common shares and 15,000,000 preferred shares authorized and 47,609,775 common and no preferred shares issued and outstanding as of March 31, 2012.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 5 – CAPITAL STOCK - continued

On April 1, 2011, 1,100,000 common shares valued at $0.70 per share as of the date of the agreement were issued to Brian Duffy in exchange for his consulting services.

On March 29, 2011, the Company (under the name Z3 Enterprises) entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV-DE”) in consideration for the issuance of 22,000,000 shares of Company common stock.  For accounting purposes, the acquisition of HPEV-DE by the Company has been recorded as a reverse acquisition of a public company and recapitalization of the Company based on factors demonstrating that HPEV-DE represents the accounting acquirer.

On April 4, 2011, 21,880,000 shares out of the 22,000,000 shares of common stock were issued to Timothy Hassett, Quentin Ponder, Mark Hodowanec and Darren Zellers.  The remaining 120,000 shares were issued on December 14, 2011 to Quentin Ponder and Darren Zellers.

Prior to the reverse merger, the Company had 23,956,690 common shares outstanding.  Due to the recapitalization of the Company with HPEV-DE, the shares were deemed issued as of April 15, 2011 as part of the reverse merger and recapitalization.  The value of the shares was based on the net asset value of the Company as of April 15, 2011, the date the merger was deemed closed.

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share as of the date of the agreement were issued to Capital Group Communication, Inc. in exchange for investor relations services covering a period of twenty four-months valued at $1,367,389.

On October 21, 2011 Judson Bibb, Director received 5,000,000 shares from Phoenix Productions and Entertainment Group, Inc.( PPEG), a shareholder of the Company’s common stock.  This stock transfer was deemed to serve as compensation for services performed for the Company in previous periods.  The shares were valued based on the market closing price of the Company’s common stock as of October 21, 2011, date shares were transferred, resulting in a value of $2,650,000. The shares were subsequently transferred back to PPEG on April 13, 2012.

On October 31, 2011 stock options to purchase 200,000 shares at $0.55 were issued to The Crone Law Group, these options were issued in order to satisfy a penalty services rendered and payments defrayed.  These options were valued at $108,420 using a Black-Sholes valuation model.

On November 1, 2011, the Board of Directors authorized the issuance of 150,000 shares of restricted common stock to an accredited investor in exchange for $50,000 in financing.

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months.  The shares were issued on March 23, 2012.

On February 17, 2012 an additional 83,350 shares belonging to IFMT, Inc. were returned to the transfer agent and canceled.  The shares were originally issued as part of the Usee transaction which was subsequently terminated.  Prior to the reverse merger with HPEV, Inc. the Company entered into an acquisition agreement with Usee, Inc. and Usee CA, Inc.  Upon further due diligence investigation the Company cancelled the agreement and all the shares were required to be returned.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As a consequence of the reverse merger, the Company took over obligations consisting of accounts payable of $11,637 (non-related party) and a note payable balance of $313,687 due to Phoenix Productions and Entertainment Group, Inc., a significant shareholder of the Company’s common stock.  The terms of the loan agreement do not require payment of interest and repayment of the loan is to begin 15 days after receipt of initial revenues related to projects funded by PPEG loans.  Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or default.

Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to the Company of $548,407 leaving a balance due as of March 31, 2012 of $862,094.

On March 7, 2012, the Company signed a loan agreement with Action Media Group, LLC (a former shareholder) for $250,000.  The terms of the loan include: 3% annual interest and payment of principal and interest to begin at a mutually agreed upon date in the future Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or default.

During the period from inception (March 24, 2011) to March 31, 2012, Judson Bibb, Director, advanced $22,500 in interest free, unsecured, due on demand funds.  As of March 31, 2012, $22,500 remains due and payable.

NOTE 7 - INTELLECTUAL PROPERTY

As of April 30, 2012, the Company’s wholly owned subsidiary, HPEV, Inc., has been assigned the rights to three patents, one notice of allowance of a patent and ten patents-pending with two remaining to be assigned. The three issued patents and 9 patents-pending all relate to the utilization of thermal dispersion technologies to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the thermal technologies should provide lower costs, improved performance benefits and longer product life.  The tenth patent-pending is an electric load assist that makes it possible for hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board. The notice of allowance covers an enclosed heat pipe application for bearings and related products.

The direct cost for legal services related to the patents was $57,405.  This amount was capitalized as an asset.

NOTE 8 - PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389.  The services are for a 24 month term. As of March 31, 2012, the prepaid balance is $740,664.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 8 - PREPAID EXPENSE - continued

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per were to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media.  The services are for a 12 month term. As of March 31, 2012, the prepaid balance is $1,032,830.

NOTE 9 - COMMON STOCK RECEIVABLE

On September 2, 2011, the Company and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company.  The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, the Company assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Company common stock back to the Company which the Company intends to have cancelled.  On February 23, 2012, the 1,920,000 shares of Company common stock were returned to the Company and canceled.  Consequently, the Company had an $8,000,000 stock receivable removed from its books.

NOTE 10 - SUBSEQUENT EVENTS

On April 5, 2012, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State noting the change in the Company name to HPEV, Inc.; the increase in authorized common stock to 100,000,000 shares; the increase in preferred stock to 15,000,000 shares; and the authorization of the Board to divide or change the powers, preferences, qualifications, limitations and rights of the preferred shares by resolution.

On April 5, 2012, the Board of Directors voted to amend the bylaws and establish the new registered agent in the State of Nevada as InCorp Services.  It voted to change the number and titles of corporate officers and to enable the alteration, amendment or repeal of the bylaws either by approval of a majority of shareholders or by the approval of the Board.  It also removed clauses that restricted the duties and authority of the Board committees as well as removed a clause regarding the resignation of Officers.  Finally, it appointed Timothy Hassett, Chief Executive Officer; Quentin Ponder, Chief Financial Officer (he remains Treasurer); Theodore Banzhaf, President; and Judson Bibb, Vice President (he remains Secretary).

On April 6, 2012, the Board of Directors amended other articles and sections of the bylaws.  Specifically they voted to increase the number of directors, to enable the filling of vacancies on the board of directors by majority vote of the remaining directors or director and to appoint Timothy Hassett and Quentin Ponder to serve as Chairman of the Board and Vice Chairman, respectively.

On April 13, 2012, Judson Bibb returned the 5,000,000 shares he had received from Phoenix Productions and Entertainment Group (PPEG) back to PPEG.

On April 20, 2012, the Financial Industry Regulatory Authority (FINRA) approved the name change from Z3 Enterprises, Inc. to HPEV, Inc and the symbol change from BIBB to WARM.  The changes took effect on April 23, 2012.

*  *  * *  *  *

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Background

We have not generated any revenues to date.  We expect to begin to generate revenues in the second half of 2012, and anticipate that we will be cash flow positive in the fourth quarter of 2012.

Through our wholly-owned subsidiary, HPEV, Inc., a Delaware corporation (“HPEV-DE”), we have developed and intend to commercialize thermal dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for some of our technologies and their acronyms including ‘Totally Enclosed Heat Pipe Cooled’, ‘TEHPC’, ‘Electric Load Assist’ and ‘ELA’.

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can change the manufacturing cost structure in several large industries, initially motor/generator and fleet vehicles.

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.  Our initial target markets include those involved in moving materials and moving people, such as:

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

•	Motors/Generators,
•	Compressors,
•	Turbines (Wind, Micro),
•	Bearings,
•	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
•	Brakes/rotors/calipers,
•	Pumps/fans,
•	Passenger vehicles: auto, bus, train, aircraft,
•	Commercial vehicles: SUV, light truck, tram,
•	Military: boats, Humvee, truck, aircraft, and
•	Marine: boats ranging in size from 30 feet to 120 feet.

Our Technologies

Our technologies are divided into two distinct but complementary categories: heat dispersion technology and electric load assist technology.

Heat Dispersion Technology

Heat is an undesirable byproduct of anything that moves, especially motors.  Historically, a large percentage of the cost of manufacturing any motor is in the technology necessary to remove heat during its operation to prevent failure and increase power.  Heat can destroy motors, generators and many other types of machinery, and the energy necessary to remove heat becomes a major limiting factor to output.

Our proprietary thermal dispersion technology removes heat via specialized heat pipes.  Heat pipes have been utilized for more than 50 years, but we have a specialized process and design technology that makes our heat pipes usable in many applications that have previously not been effective.  The key is that our heat pipes move heat in ANY direction in a system that requires little or no maintenance and can be applied to almost any motor, generator or industrial product.  This allows for more efficient, smaller, and higher output machines, resulting in cooler motors and a longer operating life.

Through HPEV-DE, we have been assigned the rights to three patents and have eleven other patents pending.  Our patent portfolio covers the application and integration of our heat pipes into various cooling schemes for enhanced heat removal in motors, generators and numerous other industrial applications.  We believe that our technologies have the potential to deliver power output increases and cost reductions, depending on the machine type or motor/generator size, as follows:

1.	Increase power density of current motor platforms by 20% to 50%,
2.	Reduce total product cost by 12.5% to 25%,
3.	Increase motor and generator efficiency by 1% to 2%, and
4.	Increase motor and generator life.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

We believe that products produced with our technologies have the potential to deliver operational savings as well, including:

1.	Savings from reduced maintenance costs,
2.	Savings from the standardization of multiple platforms down to a single platform,
3.	Savings from the standardization of drawings and data around existing platforms,
4.	Savings from the ability to use standard designs and standard insulation systems vs. custom, and
5.	Savings from the ability to integrate and produce on existing production lines with no retooling and no additional or minimum capital investment.

Management plans to capture revenues for a significant portion of the value of these savings that will also be delivered to market.

Our revenue model for the heat dispersion technology will be to license the technology in exchange for royalties.  We are entering into product development agreements with manufacturing partners.  We anticipate that we will begin to enter into license agreements upon our completion of the initial product development, when the product is ready to be manufactured on our licensee’s regular production line, after all development and testing has been completed.

We expect to begin to generate revenues from our heat dispersion technology business in the second half of 2012.

Electric Load Assist (ELA) Technology

We have also developed proprietary Electric Load Assist (ELA) technology, around which we have designed a vehicle retrofit system (separate and apart from our heat pipe technology and head dispersion product development partnerships), which is also based on heat removal and protected by patents and patents-pending.

With ELA, a vehicle engine does not have to work as hard, as some of the work that was done by the engine is now performed by an electric motor running in parallel.  The vehicle still drives and feels the same, and our ELA controller allows full acceleration and braking control; however, the engine runs much more efficiently and burns significantly less fossil fuel.  The ELA controller allows the vehicle operator to determine the amount of load assist during operation, ranging from all-fuel to all-electric.  Our ELA system will provide a significant difference and improvement from, and competitive advantage over, current market offerings such as the Toyota Prius in that, if either the electrical system or the internal combustion engine fails, the vehicle can operate on the remaining system.  In current market offerings, if either system fails, the vehicle fails.

Our ELA technology is compatible with any manufacturer as well as any power source, including traditional gasoline/diesel engines, batteries and fuel cells.  Our technology also addresses a wide range of marine, aviation, industrial and military applications.

Initially, our ELA system business is expected to generate revenue from fleet vehicles owner/operator partners, owning and/or managing fleets of Class 3, 4 and 5 or light to medium- duty trucks.  Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

We expect to begin to generate revenues from our ELA technology business in the second half of 2012.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from March 24, 2011 (Inception) to December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues.  If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations for the Three Months Ended March 31, 2012

We had no revenues for the three month period ended March 31, 2012.  Our operating expenses were $818,903, consisting entirely of consulting fees, professional fees, research and development, and general and administrative expenses as we changed management and began our operations as a newly public company and launched our initial capital raise.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net operating income (loss) for the three months ended March 31, 2012 were as follows:

Three Months Ended March 31, 2012

Revenue	$-

Operating expenses:
Consulting	423,163
Research and Development	343,233
General & administrative	20,930
Professional fees	30,796
Interest Expense	781
Total operating expenses	818,903

Net operating loss	(818,903)

Net loss	$(818,903)

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2012, because we did not generate any revenues, we had negative operating cash flows.  Our cash on hand as of March 31, 2012 was $122,837, which came primarily from the issuance of notes payable to a related party.  Our monthly cash flow burn rate is approximately $85,000.  As a result, we have significant cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011	Change

Cash	$122,837	$78,361	$44,476
Total Current Assets	1,857,405	1,034,514	822,891
Total Assets	1,857,405	1,034,514	822,891
Total Current Liabilities	1,509,639	988,705	520,934
Total Liabilities	$1,509,639	$988,705	$520,934

Our cash increased by $44,476 as of March 31, 2012 as compared to December 31, 2011 because of the proceeds from the issuance of promissory notes to related parties.  Our total current assets, and total assets, increased by $822,891 during the same period, part because of our increase in cash, but also as a result of prepaid expenses that increased by $765,574.  These prepaid expenses cover services by investor communication and public relations companies.

Our current liabilities increased by $520,934 as of March 31, 2012 as compared to December 31, 2011 primarily because of an increase in accounts payable of $220,725, loan payable of $250,000, and notes payable to related party of $49,800.  Our total liabilities increased by the same $520,934 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of March 31, 2011 was $122,837, which came primarily from the issuance of notes payable to a related party, and our monthly cash flow burn rate is approximately $85,000.  As a result, we have significant cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the three month period ended March 31, 2012 was $242,483, which consisted of our net loss from operations of $818,903 and an increase in prepaid expenses of $250, offset by stock compensation of $304,676, and increases in accounts payable and accrued liabilities of $271,994.

Investments

We had no activity related to cash flows from investing activities.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financing

Our net cash provided by financing activities for the three month period ended March 31, 2012 was $299,800, which consisted of proceeds from a loan payable of $250,000 and notes payable from related parties of $49,800.

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three month period ended March 31, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of the continued material weaknesses and described below and previously reported in our form 10K for the year ended December 31, 2011.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

ITEM 4	Controls and Procedures - continued

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our three-month period ending March 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

4.           Effective controls over transactions were not maintained.  Specifically, controls were not designed and in place to ensure that contingencies were properly reflected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we hope to engage a third-party firm to assist us in remedying this material weakness.  Because of financial restraints, we have not started our remediation as of the date hereof.

(d)           Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1                 Legal Proceedings

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A              Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2                Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2012, we issued 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to Lagoon Labs, LLC for investor communications and public relations services.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had the opportunity to meet with and ask questions of management.

ITEM 3                 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4                 Mine Safety Disclosures

Not applicable.

ITEM 5                 Other Information

None.

ITEM 6                 Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation for Bibb Corporation

3.2 (2)	Amended Articles of Incorporation for Bibb Corporation dated September 3, 2010

3.3	Certificate of Amendment to Articles of Incorporation filed April 5, 2012

3.4 (1)	Bylaws of Bibb Corporation

3.5 (3)	Bylaw Amendments

10.1	Consulting Agreement with Lagoon Labs, LLC dated February 13, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on SB-2 filed with the Commission on August 9, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 9, 2009.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, Inc.

Dated: May 14, 2012	/s/ Timothy Hassett
By: Timothy Hassett
Its: Chief Executive Officer