Form 10-Q/A
period 2012-03-31
HPEV, INC.
filed 2012-06-11
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

First Amended

Form 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53443

hpev, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27420 Breakers Drive
Wesley Chapel, FL	33544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (813) 929-1877

(Z3 Enterprises, Inc)

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 9, 2012, there were 47,609,775 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2012 erroneously included a charge to retained earnings and the omission of the reversal of director’s stock compensation in the consolidated statement of operations. This adjustment does not affect previously reported total assets, liabilities and stockholders’ equity reported on the consolidated balance sheets. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors. The following table summarizes the impact of these corrections on our statement of operations and income (loss) per share:

Statement of Operations and Income (Loss) Per Share	Three Months Ended	Restatement	As of	From Inception (March 24, 2011) through 31-Mar-12	Restatement	From inception (March 24, 2011) through 31-Mar-12
Impact Summary	31-Mar-12		31-Mar-12
	Originally Stated	Adjustments	Restated	Originally Stated	Adjustments	Restated
Director stock compensation	-	(2,650,000)	(2,650,000)	2,650,000	(2,650,000)	-
Consulting	423,163	(50,859)	372,304	2,027,743	(50,859)	1,976,884
Professional fees	30,796	-	30,796	569,275	-	569,275
Research and development	343,233	-	343,233	457,588	-	457,588
General and administrative	20,930	-	20,930	62,731	-	62,731
Interest Expense	781	-	781	781	-	781
Loss on deposit	-	-	-	100,000	-	100,000
Loss on intangible property	-	-	-	75,000	-	75,000
Total operating expenses	818,903	(2,700,859)	(1,881,956)	5,943,118	(2,700,859)	3,242,259
Net Income (loss)	(818,903)	2,700,859	1,881,956	(5,943,118)	2,700,859	(3,242,259)
Basic Income (loss) per common share	(.17)	.21	.04

2

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

ITEM 1 Financial Statements

HPEV, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	As of	As of
	March 31, 2012	December 31, 2011
	(Restated)
ASSETS

Current assets
Cash	$ 122,837	$ 78,361
Prepaid expenses	1,677,163	911,589
Total current assets	1,800,000	989,950
Intangible assets	57,405	44,564

Total assets	$ 1,857,405	$ 1,034,514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$ 410	$ 410
Accounts payable	324,836	103,701
Loans payable	250,000	-
Notes payable-related party	934,394	884,594
Total current liabilities	1,509,640	988,705

Total liabilities	1,509,640	988,705

Stockholders' equity (deficit)
Preferred stock: $.001 par value: 10,000,000
shares authorized, 0 shares issued and outstanding as of March 31, 2012 and
December 31, 2011	-	-
Common stock; $.001 par value; 95,000,000
shares authorized, 47,609,775 and 48,613,125 shares issued and outstanding as of March 31,
2012 and December 31, 2011	47,610	48,613
Additional paid-in capital	3,542,414	13,121,411
Common stock receivable	-	(8,000,000)
Accumulated deficit during development stage	(3,242,259)	(5,124,215)
Total stockholders' equity (deficit)	347,765	45,809

Total liabilities and stockholders' equity (deficit)	$ 1,857,405	$ 1,034,514

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Months	(March 24, 2011 )	(March 24, 2011 )
	Ended	through	through
	31-Mar-12	31-Mar-11	31-Mar-12
	(Restated)		(Restated)

Revenue	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating (income) expenses
Director stock compensation	(2,650,000)	-	-
Consulting	372,304	-	1,976,884
Professional fees	30,796	-	569,275
Research and development	343,233	-	457,588
General and administrative	20,930	-	62,731
Loss on deposit	-	-	100,000
Loss on intangible property	-	-	75,000
Total operating (income) expenses	(1,882,737)		3,241,478
		-
Other expense
Interest expense	781	-	781

Net income (loss)	$1,881,956	$ -	($3,242,259)

Basic and diluted income (loss) per common share	$0.04	$ -

Basic weighted average common shares outstanding	47,610,891	-

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

		From March 24, 2011
	Three months ended	(Date of Inception) Through
	March 31, 2012	March 31, 2012
Cash flows from operating activities:	(Restated)	(Restated)
Net income (loss)	$ 1,881,956	$ (3,242,259)
Adjustments to reconcile net loss to		-
Net cash used by operating activities:		-
Stock issued to founder	-	22,000
Stock options issued for penalty	-	108,420
Stock compensation	304,676	1,905,478
Director stock compensation from shareholder	(2,650,000)	-
Impairment of intangible asset & deposit	-	175,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(250)	(250)
Increase in accounts payable and accrued liabilities	221,135	313,199
Net cash used by operating activities	(242,483)	(718,412)

Cash flows from investing activities:
Increase of intangible assets	(12,841)	(57,405)
Cash acquired through reverse merger	-	37
Net cash used by investing activities	(12,841)	(57,368)

Cash flows from financing activities:
Proceeds from sale of common stock	-	50,000
Advances from related party - shareholder	250,000	250,000
Proceeds from notes payable - related party	50,000	598,407
Payments from notes payable- related party	(200)	(200)
Bank overdraft	-	410
Net cash provided by financing activities	299,800	898,617
Net increase in cash and cash equivalents	44,476	122,837

Cash, beginning of period	78,361	-

Cash, end of period	$ 122,837	$ 122,837

Supplemental Schedule of non-cash activities
Shares issued for prepaid services	$ 1,070,000	$ (2,152,514)
Prepaid expense acquired under reverse merger	$ -	$ (375,003)
Intangible asset acquired under reverse merger	$ -	$ (75,000)
Deposit acquired under reverse merger	$ -	$ (100,000)
Common stock receivable acquired under reverse merger	$ (8,000,000)	$ -
Accounts payable acquired under reverse merger	$ -	$ 11,637
Notes payable acquired under reverse merger	$ -	$ 336,187

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

The accompanying consolidated financial statements of HPEV, Inc. (“HPEV” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the period from inception (March 24, 2011) to December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three month ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

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

HPEV-DE was incorporated under the laws of the State of Delaware on March 24, 2011 to commercialize the technology from patents developed by two of its shareholders. Activities during its start-up stage were nominal.

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

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $3,242,259 during the period from March 24, 2011 (Date of Inception) through March 31, 2012 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HPEV, Inc. is presented to assist in understanding the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the quarters ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Basic and diluted income (losses) per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2012 and 2011.

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses, loan payable and notes payable – related party.

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2012, the Company has not implemented an employee stock based compensation plan.

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

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

Use of Estimates

The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Research and development

Costs of research and development are expensed in the period in which they are incurred.

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4 - EARNINGS PER SHARE

Components of earnings per share for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended March 31, 2012	For the Period Since Inception (March 24, 2011) To March 31, 2011
Net income attributable to common stockholders	$1,881,956	$ -

Weighted average shares outstanding	47,610,891	-

Basic and diluted earnings per share	$ 0.04	$ -

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has 95, 000,000 common shares and 10,000,000 preferred shares authorized and 47,609,775 common shares were issued and outstanding as of March 31, 2012.  No preferred shares were issued and outstanding as of March 31, 2012.

On April 1, 2011, 1,100,000 common shares valued at $0.70 per share as of the date of the agreement were issued to Brian Duffy in exchange for his consulting services.

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

On October 21, 2011 Judson Bibb, Director, received 5,000,000 shares from Phoenix Productions and Entertainment Group, Inc.( PPEG), a shareholder of the Company’s common stock. This stock transfer was deemed to serve as compensation for services performed for the Company in previous periods. The shares were valued based on the market closing price of the Company’s common stock as of October 21, 2011, date shares were transferred, resulting in a value of $2,650,000. During the quarter ended March 31, 2012, the Director forfeited the shares transferred as such the expense was reversed in the current quarter. The shares were subsequently transferred back to PPEG on April 13, 2012.

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

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock valued at $1.07 per share as of the date of the agreement, to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months. The shares were issued on March 23, 2012. (See Note 9)

On February 17, 2012 an additional 83,350 shares belonging to IFMT, Inc. were returned to the transfer agent and canceled. The shares were originally issued as part of the Usee transaction which was subsequently terminated. Prior to the reverse merger with HPEV, Inc. the Company entered into an acquisition agreement with Usee, Inc. and Usee CA, Inc. Upon further due diligence investigation the Company cancelled the agreement and all the shares were required to be returned.

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As a consequence of the reverse merger, the Company took over obligations consisting of accounts payable of $11,637 (non-related party) and a note payable balance of $313,687 due to Phoenix Productions and Entertainment Group, Inc., a significant shareholder of the Company’s common stock. The terms of the loan agreement do not require payment of interest and repayment of the loan is to begin 15 days after receipt of initial revenues related to projects funded by PPEG loans. Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or in default.

Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to the Company of $598,407 leaving a balance due as of March 31, 2012 and December 31, 2011 of $862,094 and $912,094 respectively.

During the period from inception (March 24, 2011) to March 31, 2012, Judson Bibb, Director, advanced $22,500 in interest-free, unsecured, due-on-demand funds. As of March 31, 2012 and December 31, 2011 $22,500 and $22,500, respectively, remains due and payable.

NOTE 7 – NOTES PAYABLE

On March 7, 2012, the Company signed a loan agreement with Action Media Group, LLC (a former shareholder) for $250,000. The terms of the loan include: 3% annual interest and payment of principal and interest to begin at a mutually agreed upon date in the future. Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or in default.

NOTE 8 - INTELLECTUAL PROPERTY

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

The direct cost for legal services related to the patents as of March 31, 2012 and December 31, 2011 was $57,405 and $44,564, respectively. This amount was capitalized as an intangible asset.

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 9 - PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. As of March 31, 2012, the prepaid balance is $740,664.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per share were issued to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media. The services are for a 12 month term. As of March 31, 2012, the prepaid balance is $936,249.

NOTE 10 - COMMON STOCK RECEIVABLE

On September 2, 2011, the Company and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, the Company assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Company common stock back to the Company which the Company intended to have cancelled. On February 23, 2012, the 1,920,000 shares of Company common stock were returned to the Company and canceled. Consequently, the Company had an $8,000,000 stock receivable removed from its books.

NOTE 11 - RESTATEMENT

We have determined that our previously reported results for the quarter ended March 31, 2012 erroneously included a charge to retained earnings and the omission of the reversal of director’s stock compensation in the consolidated statement of operations due to forfeiture of shares by the director. This adjustment does not affect previously reported total assets, liabilities and stockholders’ equity reported on the consolidated balance sheets. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

The following tables reflect the impact of these corrections on our financial statements:

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

Balance Sheet
	As of		As of
	March 31, 2012		March 31, 2012
	Originally Stated	Restatement Adjustments	Restated
Stockholders' equity
Common stock; $.001 par value; 105,000,000
shares authorized, 47,609,775 shares issued
and outstanding as of March 31, 2012	47,610	-	47,610
Preferred stock: $.001 par value: 10,000,000
shares authorized, 0 shares issued and
Outstanding as of March 31, 2012
Additional paid-in capital	6,192,414	(2,650,000)	3,542,414
Common stock payable
Common stock receivable
Accumulated deficit during development stage	(5,892,258)	2,649,999	(3,242,259)
Total stockholders' equity	347,766	(1)	347,765

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

Statements of Operations

	Three		Three	From inception		From inception
	Months		Months	(March 24, 2011 )		(March 24, 2011 )
	Ended		Ended	through		through
	31-Mar-12	Restatement	31-Mar-12	31-Mar-12	Restatement	31-Mar-12
	Originally Stated	Adjustments	Restated	Originally Stated	Adjustments	Restated

Operating expenses
Director stock compensation	-	(2,650,000)	(2,650,000)	2,650,000	(2,650,000)	-
Consulting	423,163	(50,859)	372,304	2,027,743	(50,859)	1,976,884
Professional fees	30,796	-	30,796	569,275	-	569,275
Research and development	343,233	-	343,233	457,588	-	457,588
General and administrative	20,930	-	20,930	62,731	-	62,731
Interest Expense	781	-	781	781	-	781
Loss on deposit	-	-	-	100,000	-	100,000
Loss on intangible property	-	-	-	75,000	-	75,000
Total operating expenses	818,903	(2,700,859)	(1,881,956)	5,943,118	(2,700,859)	3,242,259
Net Income (loss)	(818,903)	2,700,859	1,881,956	(5,943,118)	2,700,859	(3,242,259)
Basic and diluted income (loss) per common share	($0.17)	$0.21	$0.04
Basic and diluted weighted average common shares outstanding	47,610,891		47,610,891

HPEV, INC.

(a Nevada corporation)

Notes to the Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

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

On April 13, 2012, Judson Bibb returned the 5,000,000 shares he had received from Phoenix Productions and Entertainment Group (PPEG) back to PPEG. The forfeiture was recognized during the quarter ended March 31, 2012 in the period when the Company estimated the forfeitures.

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

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. Our initial target markets include those involved in moving materials and moving people, such as:

·	Motors/Generators,
·	Compressors,
·	Turbines (Wind, Micro),
·	Bearings,
·	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
·	Brakes/rotors/calipers,
·	Pumps/fans,
·	Passenger vehicles: auto, bus, train, aircraft,
·	Commercial vehicles: SUV, light truck, tram,
·	Military: boats, Humvee, truck, aircraft, and
·	Marine: boats ranging in size from 30 feet to 120 feet.

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

Initially, our ELA system business is expected to generate revenue from fleet vehicles owner/operator partners, owning and/or managing fleets of Class 3, 4 and 5 or light to medium-duty trucks. Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

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

Results of Operations for the Three Months Ended March 31, 2012

We had no revenues for the three month period ended March 31, 2012. Our operating income $1,881,956, consisting entirely of a reversal of director compensation expense in the amount of $2,650,000 due to forfeiture of shares, consulting fees, professional fees, research and development, and general and administrative expenses as we changed management and began our operations as a newly public company and launched our initial capital raise.

Revenues and Net Operating Income

Our revenues, operating expenses, and net operating income for the three months ended March 31, 2012 were as follows:

Three Months Ended March 31, 2012

Revenue	$-

Operating expenses:
Director stock compensation	(2,650,000)
Consulting	372,304
Research and development	343,233
General & administrative	20,930
Professional fees	30,796
Interest expense	781
Total operating (income) expenses	(1,881,956)

Net operating income	1,881,956

Liquidity and Capital Resources

Introduction

During the three months ended March 31, 2012, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of March 31, 2012 was $122,837, which came primarily from the issuance of notes payable to a related party and a third party. Our monthly cash flow burn rate is approximately $85,000. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011	Change

Cash	$122,837	$78,361	$44,476
Total Current Assets	$1,800,000	$989,950	$810,050
Total Assets	$1,857,405	$1,034,514	$822,891
Total Current Liabilities	$1,509,640	$988,705	$520,935
Total Liabilities	$1,509,640	$988,705	$520,935

Our cash increased by $44,476 as of March 31, 2012 as compared to December 31, 2011 because of the proceeds from the issuance of promissory notes to related parties and a third party. Our total current assets and total assets, increased by $810,050 and $822,891, respectively, during the same period, part because of our increase in cash, but also as a result of prepaid expenses that increased by $765,574. These prepaid expenses cover services by investor communication and public relations companies.

Our current liabilities increased by $520,935 as of March 31, 2012 as compared to December 31, 2011 primarily because of an increase in accounts payable of $221,135, loan payable of $250,000, and notes payable to related party of $49,800. Our total liabilities increased by the same $520,935 for the same reasons.

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

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the three month period ended March 31, 2012 was $242,483, which consisted of our net income from operations of $1,881,956 offset by a reversal of non cash directors stock compensation of $2,650,000 due to forfeiture of shares and an increase in prepaid expenses of $250, offset by stock compensation of $304,676, and increases in accounts payable and accrued liabilities of $221,135.

Investments

We had no activity related to cash flows from investing activities.

Financing

Our net cash provided by financing activities for the three month period ended March 31, 2012 was $299,800, which consisted of proceeds from a loan payable of $250,000 and notes payable from related parties of $50,000 and payments to notes payable – related party of $200.

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

2. We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions. As a result we may be delayed in our ability to calculate certain accounting provisions. While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations. We were required to provide written documentation of key internal controls over financial reporting beginning with our three-month period ending March 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

HPEV, Inc.

Dated: June 7, 2012	/s/ Timothy Hassett
By: Timothy Hassett
Its: Chief Executive Officer

