Form 10-Q
period 2012-06-30
HPEV, INC.
filed 2012-08-20
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53443

hpev, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-3076597 (I.R.S. Employer Identification No.)
27420 Breakers Drive Wesley Chapel, FL (Address of principal executive offices)	33544 (Zip Code)

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

Large accelerated filer _______ Accelerated filer ________ Non-accelerated filer _______Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 1, 2012, there were 47,646,441 shares of common stock, $0.001 par value, issued and outstanding.

1

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

ITEM 1 Financial Statements

PART 1 – FINANCIAL INFORMATION

HPEV, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$ -	$ 78,361
Prepaid expenses	1,238,492	911,589
Finance costs	385,347	-
Total current assets	1,623,839	989,950

Intangible assets	64,331	44,564

Total assets	$ 1,688,170	$ 1,034,514

LIABILITIES AND STOCKHOLDERS' EEQUITY (DEFICIT)
Current liabilities
Bank overdraft	$ 1,279	$ 410
Accrued interest payable	2,928	-
Accounts payable	395,125	103,701
Accounts payable - related party	3,164	-
Loans payable	386,222	-
Notes payable - related party	934,804	884,594
Total current liabilities	1,723,522	988,705

Total liabilities	1,723,522	988,705

Stockholders' equity (deficit)
Preferred stock $.001 par value: 15,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011
	-	-
Common stock; $.001 par value; 100,000,000 shares authorized, 47,646,441 and 48,613,125 shares issued and outstanding as of June 30, 2012 and December 31, 2011

	47,646	48,613
Additional paid-in capital	4,249,780	13,121,411
Common stock receivable	-	(8,000,000)
Accumulated deficit during development stage	(4,332,778)	(5,124,215)
Total stockholders' equity (deficit)	(35,352)	45,809

Total liabilities and stockholders' equity (deficit)	$ 1,688,170	$ 1,034,514

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

				From Inception	From Inception
				(March 24, 2011)	(March 24, 2011)
	Three months ended		Six months ended	through	through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Director stock compensation	-	-	(2,650,000)	-	-
Consulting fees	533,775	1,221,355	906,079	1,221,355	2,510,659
Professional fees	211,937	37,950	242,733	37,950	781,212
Research and development	105,898	1,610	449,131	1,610	563,486
General and administrative	38,936	18,685	59,866	18,685	101,667
Loss on deposit	-	-	-	-	100,000
Loss on intangible property	-	-	-	-	75,000

Total operating (income) expenses	890,546	1,279,600	(992,191)	1,279,600	4,132,024

Other expense
Interest expense	2,147	-	2,928	-	2,928
Finance cost	197,826	-	197,826	-	197,826

Net income (loss)	$ (1,090,519)	$ (1,279,600)	$ 791,437	$ (1,279,600)	$ (4,332,778)

Basic income (loss) per common share	$ (0.02)	$ (0.03)	$ 0.02	$ (0.03)
Diluted income (loss) per common share	$ (0.02)	$ (0.03)	$ 0.02	$ (0.03)
Basic weighted average common
shares outstanding	47,618,639	40,337,017	47,975,091	41,939,874
Diluted income (loss) per common
shares outstanding	47,618,639	40,337,017	48,130,769	41,939,874

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six	From Inception	From Inception
	Months	(March 24, 2011)	(March 24, 2011)
	Ended	through	through
	June 30, 2012	June 30, 2011	June 30, 2012

Cash flows from operating activities:
Net income (loss)	$ 791,437	$ (1,279,601)	$ (4,332,778)
Adjustments to reconcile net loss to
Net cash used by operating activities:
Stock issued to founder	-	-	22,000
Stock issued for services	763,097	-	763,097
Stock options issued for penalty	-	-	108,420
Warrants issued for penalty	99,229	-	99,229
Stock compensation	-	1,093,453	1,600,802
Amortization of financing cost	197,826	-	197,826
Director stock compensation from shareholder	(2,650,000)	-	-
Impairment of intangible asset & deposit	-	-	175,000
Changes in operating assets and liabilities:
Decrease in accrued interest	3,164	-	3,164
Increase in accounts payable related party	2,928	-	2,928
Increase (decrease) in accounts payable	291,424	(3,592)	383,488
Net cash used by operating activities	(500,895)	(189,740)	(976,824)

Cash flows from investing activities:
Increase of intangible assets	(19,767)	-	(64,331)
Cash acquired through reverse merger	-	37	37
Net cash used by investing activities	(19,767)	37	(64,294)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	-	55,000
Advances from related party - shareholder	386,222	-	386,222
Proceeds from notes payable - related party	50,410	206,217	598,817
Payments from notes payable- related party	(200)	(3,000)	(200)
Bank overdraft	869	-	1,279
Net cash provided by financing activities	442,301	203,217	1,041,118
Net increase in cash and cash equivalents	(78,361)	13,514	-

Cash, beginning of period	78,361	-	-

Cash, end of period	$ -	$ 13,514	$ -

Supplemental Schedule of non-cash activities
Shares issued for services	$ (1,090,000)	$ (1,253,439)	$ (2,343,439)
Prepaid expense acquired under reverse merger	$ -	$ (375,003)	$ (375,003)
Intangible asset acquired under reverse merger	$ -	$ (75,000)	$ (75,000)
Deposit acquired under reverse merger	$ -	$ (100,000)	$ (100,000)
Common stock receivable acquired under reverse merger	$ 8,000,000	$ 8,000,000	$ -
Accounts payable acquired under reverse merger	$ -	$ 11,637	$ 11,637
Notes payable acquired under reverse merger	$ -	$ 336,187	$ 336,187
Warrants granted as finance cost	$ (583,173)	$ -	$ (583,173)
Warrants granted to secure financing	$ (99,229)	$ -	$ (120,255)

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the period from inception (March 24, 2011) to December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

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

Subsequent to the closing of the Share Exchange, the Company changed its business focus to the commercialization of HPEV-DE technologies in a variety of markets by licensing its thermal dispersion technologies to engine, generator and vehicle component manufacturers, among others. The Company also plans to license its hybrid electric vehicle conversion system to fleet owners, vehicle dealers and service centers.

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV-DE by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents. On November 8, 2011, the U.S. Patent and Trademark Office determined in an office action that one of the patents-pending should be divided to create up to 4 additional patents (1 patent could become 5 patents). Management and its patent attorneys believe the Company will be issued 4 of the possible 5 patents. On March 13, 2012, HPEV-DE was awarded a patent for a composite heat structure application in submersible motors. On April 2, 2012, HPEV-DE received a Notice of Allowance regarding a patent covering the incorporation of a totally enclosed heat pipe technology in bearings and related structures. On April 3, 2012, the Company received notice that one of its patents-pending - a totally enclosed heat pipe cooled motor – had been awarded. On June 14, 2012, the Company received notice that another one of its patents-pending – a heat pipe application for hermetic motors – had been awarded. Two additional patents-pending remain to be assigned to HPEV-DE. Therefore, as of June 30, 2012, HPEV-DE, has been assigned the rights to four patents, one notice of allowance and nine patents-pending with two remaining to be assigned. See Note 9 – Intellectual Property.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

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

On April 6, 2012, the Board of Directors amended other articles and sections of the bylaws. Specifically, they voted to increase the number of directors, to enable the filling of vacancies on the board of directors by majority vote of the remaining directors or director and to appoint Timothy Hassett and Quentin Ponder to serve as Chairman of the Board and Vice Chairman, respectively.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $4,332,778 during the period from March 24, 2011 (Date of Inception) through June 30, 2012 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HPEV, Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the quarters ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company did not report any revenues.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”), superseded by ASC 820-10, which defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The impact of adopting ASC 820-10 was not significant to the Company’s consolidated financial statements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses, loan payable and notes payable – related party.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

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

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2012, the Company has not implemented an employee stock based compensation plan.

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

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

Research and development

Costs of research and development are expensed in the period in which they are incurred.

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2012-02 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4 - LOSS PER SHARE

Dilutive stock equivalents consisted of warrants outstanding using the treasury stock method approach. Components of income (loss) per share for the three and six months ended June 30, 2012 and 2011 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	From Inception (March 24, 2011)
				through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss (income) attributable to
common stockholders	($1,111,545)	($1,279,600)	$770,411	($1,279,600)

Weighted Average
Shares Outstanding	47,618,639	40,377,017	47,975,091	41,939,874

Dilutive Stock Equivalents- Warrants Outstanding	-	-	155,675	-

Basic and Diluted Loss Per Share	($0.02)	($0.03)	$0.02	($0.03)

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has 100,000,000 common shares and 15,000,000 preferred shares authorized and 47,646,441 common shares were issued and outstanding as of June 30, 2012.  No preferred shares were issued and outstanding as of June 30, 2012.

Stock issuances during the six months ended June 30, 2012 consisted of the following:

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock valued at $1.07 as of the date of the agreement, to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months. The shares were issued on March 23, 2012. See Note 10 – Prepaid Expense.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

On February 17, 2012, 83,350 shares belonging to IFMT, Inc. were returned to the transfer agent and canceled. The shares were originally issued as part of the Usee transaction which was subsequently terminated. Prior to the reverse merger with HPEV, Inc., the Company entered into an acquisition agreement with Usee, Inc. and Usee CA, Inc. Upon further due diligence investigation, the Company cancelled the agreement and all the shares were required to be returned.

On April 5, 2012, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State noting the increase in authorized common stock to 100,000,000 shares.

On April 13, 2012, Judson Bibb returned the 5,000,000 shares he had received from Phoenix Productions and Entertainment Group (PPEG) back to PPEG resulting in a reversal of the expense in the quarter ending March 31, 2012.

On June 8, 2012, the Board of Directors authorized the issuance of 26,666 shares of restricted common stock valued at $0.75 to Wayne Wilcox of Geartech Heavy Duty in lieu of payment for work performed on a component of the initial hybrid conversion vehicle. The Board of Directors also authorized the issuance of 10,000 shares of restricted common stock valued at $0.50 to an accredited investor in exchange for $5,000 in funding.

NOTE 6 – WARRANTS AND OPTIONS

Warrants

On June 4, 2012, the Company issued a warrant for 303,569 shares of common stock to McMahon Serepca, LLP with an exercise price of $0.275. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2.5 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 225%. To account for such grants to non-employees, we recorded stock compensation expense of $99,229.

In April, May and June of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $136,222, creating direct financial obligations of the Company. On August 8, 2012, The Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans. The warrants granted Spirit Bear totaled 486,504 shares.

The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. To account for such grants to non-employees, we recorded a stock compensation expense of $583,173.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012 and changes during the 6 months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2011	-	$-	-
Granted	790,073	$0.32	3.15
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at June 30, 2012	790,073	$0.32	3.15
Exercisable at June 30, 2012	790,073	$0.32	3.15

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to the Company of $598,407 leaving a balance due as of June 30, 2012 and December 31, 2011 of $911,894 and $862,094, respectively.

During the period from inception (March 24, 2011) to June 30, 2012, Judson Bibb, Director, advanced $22,910 in interest-free, unsecured, due-on-demand funds. As of June 30, 2012 and December 31, 2011 $22,910 and $22,500, respectively, remains due and payable.

NOTE 8 – NOTES PAYABLE

On March 7, 2012, the Company signed a loan agreement with Action Media Group, LLC (a former shareholder) for $250,000. The terms of the loan include: 3% annual interest and payment of principal and interest to begin at a mutually agreed upon date in the future. Maturity of the loan is perpetual or upon mutual agreement of both parties or if conditions are breached or in default.

Beginning on April 27, 2012, the Company received the first of two loans from Spirit Bear Limited totaling $135,000. The first loan was received on April 27 for $100,000 and the second on May 22 for $35,000. A third loan was received on June 28 for $1,222. It covered travel expenses by the president of the Company who was involved in the negotiations with Spirit Bear.

Financing costs for the three loans from Spirit Bear totaled $583,173. Each loan is unsecured, bears an interest rate of 1.28% and has a term of the lesser of 180 days or 3 business days after the Company’s next equity financing. As of June 30, 2012, $197,826 has been amortized leaving a balance of $385,347 in financing costs.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

The terms were subject to negotiations which were not completed until August 8, 2012. See Note 12 – Subsequent Events

NOTE 9 - INTELLECTUAL PROPERTY

As of June 30, 2012, the Company’s wholly owned subsidiary, HPEV, Inc., has been assigned the rights to four patents, one notice of allowance of a patent and nine patents-pending with two remaining to be assigned. Three issued patents and eight patents-pending relate to the utilization of thermal dispersion technologies to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the thermal technologies should provide lower costs, improved performance benefits and longer product life. The ninth patent-pending is an electric load assist that makes it possible for hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board. The notice of allowance covers an enclosed heat pipe application for hermetic motors.

The direct cost for legal services related to the patents as of June 30, 2012 and December 31, 2011 was $64,331 and $44,564, respectively. This amount was capitalized as an intangible asset.

NOTE 10 - PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. As of June 30, 2012, the prepaid balance is $569,753.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per share were issued to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media. The services are for a 12 month term. As of June 30, 2012, the prepaid balance is $668,739.

NOTE 11 - COMMON STOCK RECEIVABLE

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

NOTE 12 - SUBSEQUENT EVENTS

On July 11, 2012, the Company received the fourth in a series of loans from Spirit Bear. This loan was for $50,000. The total amount for all four loans combined was $186,222.

HPEV, Inc.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

UNAUDITED

On August 2, 2012, a second five year warrant for 303,569 shares of common stock was issued to McMahon, Serepca, LLP. The warrant has an exercise price of $0.3565 and extends the Company’s arrangement with MSLP for an additional 90 days. It was issued for the law firm’s financial accommodation of continuing to provide legal services through November 1, 2012 despite having outstanding unpaid invoices. The value of the shares at the exercise price totals $99,229. Issuance of the warrants does not remove the Company’s obligation to pay for the services provided.

On August 8, 2012, terms for the Sprit Bear Limited loans were finalized. Each individual loan carried a term of 180 days and required the company to repay the principal. In addition, Spirit Bear may receive 1,330,148 warrants depending on the amount of time required to repay the loans from the date of the receipt of the funds from each tranche. A daily penalty for the loans begins when repayment has not been completed within 90 days of the receipt of the funds.

On April 27, the Company received $100,000. The loan carried a daily penalty of 3,968 shares. Therefore, as of August 8, 2012, 43,648 shares have been added to the 357,140 shares already owed to Spirit Bear in conjunction with the $100,000 loan.

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

Background

We have not generated any revenues to date. We expect to begin to generate revenues late in the second half of 2012 or early 2013.

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

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can change the manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles.

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

Heat Dispersion Technology

Heat is an undesirable byproduct of anything that moves, especially motors. Historically, a large percentage of the cost of manufacturing any motor is in the technology necessary to remove heat during its operation to prevent failure and increase power. Heat can destroy motors, generators and many other types of machinery, and the energy necessary to remove heat can limit output.

Our thermal dispersion technology removes heat via specialized heat pipes. Heat pipes have been utilized for more than 50 years, but we have a proprietary process and design technology that makes our heat pipes usable in many applications that have previously not been effective. The key is that our heat pipes move heat in ANY direction in a system that requires little or no maintenance and can be applied to almost any motor, generator or industrial product. This allows for more efficient, smaller, and higher output machines, resulting in cooler motors and a longer operating life.

Through HPEV-DE, we have been assigned the rights to four patents, one notice of allowance and have nine other patents pending. Our patent portfolio covers the application and integration of our heat pipes into various cooling schemes for enhanced heat removal in motors, generators and numerous other industrial applications including marine, aviation and military. We believe that our technologies have the potential to deliver power output increases and cost reductions, depending on the machine type or motor/generator size, as follows:

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

Our revenue model for the heat dispersion technology will be to license the technology in exchange for royalties. We are entering into product development agreements with manufacturing partners. We anticipate that we will begin to enter into license agreements upon completion of our initial product development, when the product is ready to be manufactured on the licensee’s regular production line, after all development and testing have been completed.

We expect to begin to generate revenues from our heat dispersion technology business late in the second half of 2012 or early 2013.

Electric Load Assist (ELA) Technology

We have also developed proprietary Electric Load Assist (ELA) technology. The technology is the centerpiece of our vehicle retrofit system (separate and apart from our heat pipe technology and heat dispersion product development partnerships), which also relies on the benefits of heat removal and is protected by patents and patents-pending.

With ELA, a vehicle engine does not have to work as hard, as some of the work that was done by the engine is now performed by an electric motor running in parallel. The vehicle still drives and feels the same, and our ELA controller allows full acceleration and braking control; however, the engine runs much more efficiently and burns significantly less fossil fuel. The ELA controller allows the vehicle operator to determine the amount of load assist during operation, ranging from all-fuel to all-electric. Our ELA system will provide a significant difference and improvement from, and competitive advantage over, current market offerings such as the Toyota Prius. If either the electrical system or the internal combustion engine fails, an ELA vehicle can operate on the remaining system. In current market offerings, if either system fails, the vehicle fails.

Our ELA technology is compatible with any manufacturer as well as any power source, including traditional gasoline/diesel engines, batteries and fuel cells. Our technology should also provide a wide range of marine, aviation, industrial and military applications.

Initially, our ELA system business is expected to generate revenue from fleet vehicles’ owner/operator partners, owning and/or managing fleets of Class 3, 4 and 5 or light to medium-duty trucks. Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

We expect to begin to generate revenues from our ELA technology business in the late in the second half of 2012 or early 2013.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from March 24, 2011 (Inception) to December 31, 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and begin to generate revenue, so that we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations for the Three and Six Months Ended June 30, 2012

We had no revenues for the three month period ended June 30, 2012. Our operating expenses were $890,546, consisting entirely of consulting fees, professional fees, research and development, and general and administrative expenses as we changed management and began our operations as a newly public company and launched our initial capital raise.

We also had no revenues for the six month period ended June 30, 2012. Our operating expenses were $(992,191). The core expenses consisted of consulting fees, professional fees, research and development, general and administrative expenses and financing costs totaling $1,855,635. For accounting purposes, they were offset by a director stock compensation of $2,650,000 which was rescinded on April 13, 2012.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the three months ended June 30, 2012 were as follows:

Three Months Ended June 30, 2012

Revenue	$-

Operating expenses:
Director stock compensation
Consulting	533,775
Research and development	105,898
Amortized finance cost	197,826
General & administrative	38,936
Professional fees	211,937

Total operating expenses	809,546
Interest expense	2,147
Amortized finance cost	197,826
Net operating loss	(1,090,519)

Comparison of Operating Results for the Three Months ended June 30, 2012 and 2011

REVENUE AND OPERATING EXPENSES:

For the three months ended June 30, 2012 and 2011, we had no revenues.

As mentioned above, we have tried to minimize our operating expenses. The expenses for the second quarter of 2011 consisted primarily of professional fees and payments to independent contractors. For the three months ended June 30, 2012 and 2011, our total operating expenses were $890,546 and $1,279,600, respectively. The majority of the decrease in operating expenses was due to reduced spending on independent contractors. On the other hand, professional fees increased in the second quarter of 2012 as we put together agreements for new business projects and potential investments in our company. Our total operating expenses for all of 2011 were $5,124,215 which includes a director’s stock compensation expense of $2,650,000 which was rescinded on April 13, 2012.

For the three months ended June 30, 2012, we had a net loss of $1,090,519. For the three months ended June 30, 2011, we incurred a net loss of $1,279,600. Our net loss for 2011 was $5,124,215 including the director’s stock compensation expense.

Our loss per share during the second quarter of 2012 was nominal. During the second quarter half of 2011, it was nominal and from Inception (March 24, 2011) to December 31, 2011, it was 11 cents per share.

Comparison of the Operating Results for the Six Months ended June 30, 2012 and from Inception (March 24, 2011) to June 30, 2011

For the six months ended June 30, 2012 and from inception to June 30, 2011, we had no revenues.

We incurred total operating expenses (income) of $(992,191) for the six month period ended June 30, 2012, as compared to total operating expenses of $1,279,600 for the period from inception to June 30, 2011.

The decrease in net operating loss for 2012 is due primarily to the offset of the director’s stock compensation of $2,650,000. The $315,276 reduction in consulting fees for 2012 was the result of the move from planning and engineering to actual production of our initial conversion. Otherwise, research and development expenses, professional fees, and general and administrative costs rose by $447,521, $204,783 and $41,181 respectively. The increases for the first two quarters of 2012 were due to production on our initial conversion, product development negotiations with manufacturers, increased fundraising activity and the addition of new legal representation.

For the six month period ended June 30, 2012, we incurred a net income of $791,437 (due to the director’s stock compensation offset), or $0.02 per share, as compared to a net operating loss of $1,279,600, or $0.03 per share, for the period from inception to June 30, 2011.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2012, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2012 was $0. The cash spent during the quarter came primarily from the issuance of notes payable to a related party and a third party. Our monthly cash flow burn rate is approximately $85,000. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30, 2012 (Unaudited)	December 31, 2011	Change

Cash	$0	$78,361	$(78,361)
Total Current Assets	$1,623,839	$989,950	$633,889
Total Assets	$1,688,170	$1,034,514	$653,656
Total Current Liabilities	$1,723,522	$988,705	$734,817
Total Liabilities	$1,723,522	$988,705	$734,817

Our cash decreased by $78,361 as of June 30, 2012 as compared to December 31, 2011 because of the reduction in loans from related parties. Our total current assets, and total assets, increased by $633,889 and $653,656, respectively, during the same periods, in part due to the additional payments for legal services related to our patents which are capitalized as an intangible asset, but also as a result of an increase of $385,347 related to capitalized non-cash financing costs for warrants to secure three separate loans as of June 30, 2012.

Our current liabilities increased by $734,817 as of June 30, 2012 as compared to December 31, 2011 primarily because of an increase in accounts payable of $291,424, loans payable of $386,222, and notes payable to a related party of $50,210. Our total liabilities increased by the same $734,817 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2012 was $0. The cash spent during the quarter came primarily from the issuance of notes payable to a related party and loans. Our monthly cash flow burn rate is approximately $85,000. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the six month period ended June 30, 2012 was $500,895 which consisted of our net income from operations of $791,437, stock issued for services of $763,097, warrants issued for penalty of $99,229, amortization of financing cost of $197,826, an offset by director’s compensation of $2,650,000, and increases in accrued interest, accounts payable and accounts payable related party of $3,164, $291,424 and $2,928, respectively.

Investments

Our net cash used by investing activities for the six month period ended June 30, 2012 was $19,767 which consisted of payments made for legal services directly related to obtaining patents.

Financing

Our net cash provided by financing activities for the six month period ended June 30, 2012 was $442,301, which consisted of proceeds from a loan payable of $386,222, proceeds from the sale of common stock of $5,000 and notes payable from related parties of $50,410.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three and six month period ended June 30, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of improvement over the material weaknesses previously reported in our form 10K for the year ended December 31, 2011.

(b) Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable probability that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Based on this assessment, management believes that any weaknesses that do exist are not significant enough to change the conclusion that, as of June 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have sufficient segregation of duties within accounting functions for a company of our size, which is a basic internal control. We use the services of an independent accountant to prepare our financial statements and have engaged a securities attorney to review our filings. Due to our size and nature (a development company with four officers and no employees), segregation of all conflicting duties may not always be possible and may not be economically feasible. We agree that to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. At such time that additional staff and employees are hired, this requirement will be formally addressed.

2. While we believe the current internal controls are adequate for a development company with just four officers and no employees, we recognize these policies and procedures need to be documented in a formal manner in order to meet both current reporting requirements and also to handle expected growth when additional staff and employees are added. This requirement will be addressed on a timely basis.

3. While our Board of Directors does not currently have any independent members, on April 6, 2012, we added a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. As of this writing, an audit committee has not been formally established. Currently, the qualified director works with the external accountant and external audit firm to insure all reporting is accurate.

Management will continue to control and monitor the company to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c) Remediation of Material Weaknesses

To remediate the weakness in our documentation, evaluation and testing of internal controls, we hope to engage a third-party firm to assist us as soon as we generate revenues that cover more than the Company’s immediate needs. Because of current financial restraints, we have not started any remediation as of the date hereof.

(d) Changes in Internal Control over Financial Reporting

There was a change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On April 6, 2012, we added our Chief Financial Officer, Quentin Ponder, to the Board. He has a Doctorate in Accounting and Finance and extensive experience in accounting and financial reporting for both small and large public companies.

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

On June 12, 2012, we issued 10,000 shares of our common stock, restricted in accordance with Rule 144, to an accredited investor in exchange for $5,000 in funding. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the investor was accredited and had the opportunity to meet with and ask questions of management.

On the same date, we also issued 26,666 shares of our common stock, restricted in accordance with Rule 144, to Wayne Wilcox of Geartech Heavy Duty in lieu of payment for work performed on a component of the initial hybrid conversion vehicle. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had the opportunity to meet with and ask questions of management.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company. On August 8, 2012, The Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per shares price of $.35, as partial consideration for the loans. The Company believes Spirit Bear is an accredited investor.

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

HPEV, Inc.

Dated: August 16, 2012	/s/ Timothy Hassett
By: Timothy Hassett
Its: Chief Executive Officer

