Form 10-Q
period 2012-09-30
HPEV, INC.
filed 2012-11-19
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X  No          .

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

Large accelerated filer _______	Accelerated filer ________

Non-accelerated filer _______	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       No     X     .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes      No          .

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2012, there were 47,646,441 shares of common stock, $0.001 par value, issued and outstanding.

HPEV, INC.

TABLE OF CONTENTS

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

ITEM 1                      Financial Statements

PART 1 – FINANCIAL INFORMATION

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$19	$78,361
Prepaid expenses	800,069	911,589
Finance costs	108,924	-
Total current assets	909,012	989,950

Intangible assets	69,757	44,564

Total assets	$978,769	$1,034,514

LIABILITIES AND STOCKHOLDERS' EEQUITY (DEFICIT)
Current liabilities
Bank overdraft	$-	$410
Accrued interest payable	5,380	-
Accounts payable	376,328	103,701
Accounts payable - related party	66,500	-
Loans payable	436,222	-
Notes payable - related party	939,274	884,594
Total current liabilities	1,823,704	988,705

Total liabilities	1,823,704	988,705

Stockholders' equity (deficit)
Preferred stock $.001 par value: 15,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock; $.001 par value; 100,000,000 shares authorized, 47,646,441 and 48,613,125 shares issued and outstanding as of September 30, 2012 and December 31, 2011	47,646	48,613
Additional paid-in capital	4,467,362	13,121,411
Common stock receivable	-	(8,000,000)
Accumulated deficit during development stage	(5,359,973)	(5,124,215)
Total stockholders' equity (deficit)	(844,935)	45,809

Total liabilities and stockholders' equity (deficit)	$978,769	$1,034,514

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
				From Inception	From Inception
				(March 24, 2011)	(March 24, 2011)
	Three months ended		Nine months ended	through	through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Director stock compensation	-	-	(2,650,000)	-	-
Consulting fees	501,923	358,425	1,408,002	1,433,655	3,012,582
Professional fees	19,480	85,342	162,984	269,417	701,463
Research and development	4,744	35,715	453,875	37,325	568,230
General and administrative	4,561	4,521	64,427	23,206	106,228
Loss on deposit	-	-	-	-	100,000
Loss on intangible property	-	-	-	-	75,000

Total operating (income) expenses	530,708	484,003	(560,712)	1,763,603	4,562,503

Other expense
Interest expense	180,714	-	282,871	-	282,871
Finance cost	315,773	-	513,599	-	513,599

Net loss	$(1,027,195)	$(484,003)	$(235,758)	$(1,763,603)	$(5,359,973)

Basic loss per common share	$(0.02)	$(0.01)	$(0.00)	$(0.04)
Basic weighted average common
shares outstanding	47,646,411	48,259,875	47,864,741	43,984,354

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	Nine	From Inception	From Inception
	Months	(March 24, 2011)	(March 24, 2011)
	Ended	through	through
	September 30, 2012	September 30, 2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(235,758)	$(1,763,603)	$(5,359,973)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued to founder	-	-	22000
Stock issued for services	1,201,520	-	1,201,520
Stock options issued for penalty	-	-	108,420
Warrants issued for loan penalty	68,233	-	68,223
Warrants issued for interest	209,258	-	209,258
Stock compensation	-	1,451,877	1,600,802
Amortization of financing cost	513,599	-	513,599
Director stock compensation from shareholder	(2,650,000)	-	-
Impairment of intangible asset & deposit	-	-	175,000
Changes in operating assets and liabilities:
Increase in accrued interest	5,380	-	5,380
Increase in accounts payable related party	66,500	-	66,500
Net cash used by operating activities	272,627	47,267	364,691
Net cash used by operating activities	(548,641)	(264,459)	(1,024,570)

Cash flows from investing activities:
Increase of intangible assets	(25,193)	-	(69,757)
Cash acquired through reverse merger	-	37	37
Net cash provided by (used by) investing activities	(25,193)	37	(69,720)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	-	55,000
Proceeds from notes payable	436,222	-	436,222
Proceeds from notes payable - related party	55,470	316,717	602,877
Payments from notes payable- related party	(1,200)	(3,000)	(200)
Bank overdraft	-	-	410

Net cash provided by financing activities	495,492	313,717	1,094,309
Net increase (decrease) in cash and cash equivalents	(78,342)	49,295	19

Cash, beginning of period	78,361	-	-

Cash, end of period	$19	$49,295	$19

Supplemental Schedule of non-cash activities
Shares issued for services	$(800,069)	$(1,082,514)	$(1,711,658)
Prepaid expense acquired under reverse merger	$-	$(375,003)	$(375,003)
Intangible asset acquired under reverse merger	$-	$(75,000)	$(75,000)
Deposit acquired under reverse merger	$-	$(100,000)	$(100,000)
Common stock receivable acquired under reverse merger	$8,000,000	$8,000,000	$-
Accounts payable acquired under reverse merger	$-	$11,637	$11,637
Notes payable acquired under reverse merger	$-	$336,187	$336,187
Warrants granted as finance cost	$(108,924)	$-	$(108,924)

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the period from inception (March 24, 2011) to December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”).  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

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

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV-DE by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents.  On March 13, 2012, HPEV-DE was awarded a patent for a composite heat structure application in submersible motors.  On April 2, 2012, HPEV-DE received a Notice of Allowance regarding a patent covering the incorporation of a totally enclosed heat pipe technology in bearings and related structures. On April 3, 2012, the Company received notice that one of its patents-pending - a totally enclosed heat pipe cooled motor – had been awarded.  On June 14, 2012, the Company received notice that another one of its patents-pending – a heat pipe application for hermetic motors – had been awarded. Three additional patents are pending and two additional patents-pending remain to be assigned to HPEV-DE.  Therefore, as of September 30, 2012, HPEV-DE, has been assigned the rights to five patents and three patents-pending with two remaining to be assigned. See Note 9 – Intellectual Property.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Since the reverse merger of HPEV, Inc. and Z3 Enterprises, Inc. on April 15, 2011, cash outlays have been $1,024,570 from operating activities and $69,720 from investing activities which have been financed primarily through loans. The net book loss (which includes the tax loss carryforward of Z3 Enterprises prior to the reverse merger) is approximately $5,359,973 during the period from March 24, 2011 (Date of Inception) through September 30, 2012. The Company has not fully commenced its operations and is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the quarters ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company did not report any revenues.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable and accrued expenses, loan payable and notes payable – related party.

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

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10.  ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As of September 30, 2012, the Company has not implemented an employee stock based compensation plan.

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

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2012-07 and believes that none of them will have a material effect on the Company’s financial statements.

Reclassification

Upon completion of the Company’s September 30, 2012 financial statements, accounting reclassification adjustments were made for certain warrants which were issued as a cost of financing.  Warrants valued at $99,229 and previously included in professional fees were reclassified from professional fees and included in interest expense for the three and six months ended June 30, 2012 and from inception (March 24, 2011) to June 30, 2012.  There was no impact on the net loss for the periods then ended.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three and nine months ended September 30, 2012 and 2011 are as follows:

				From inception
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	(March 24, 2011) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net (loss)
attributable to
common stockholders	$(1,027,195)	$(484,003)	$(235,758)	$(1,763,603)

Weighted Average
Shares Outstanding	47,646,441	48,259,875	47,864,741	43,984,354

Basic Loss Per Share	$(0.02)	$(0.01)	$(0.00)	$(0.04)

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has 100,000,000 common shares and 15,000,000 preferred shares authorized and 47,646,441 common shares were issued and outstanding as of September 30, 2012.  No preferred shares were issued and outstanding as of September 30, 2012.

Stock issuances during the nine months ended September 30, 2012 consisted of the following:

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

NOTE 6 – WARRANTS AND OPTIONS

Warrants

On June 4, 2012, the Company issued a warrant for 303,569 shares of common stock to McMahon Serepca, LLP with an exercise price of $0.275. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2.5 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 225%. To account for such grants to non-employees, we recorded the issuance as interest expense in the amount of $99,229.

On August 6, 2012, the Company issued a warrant for 303,569 shares of common stock to McMahon Serepca, LLP with an exercise price of $0.39. The vesting period on these grants was immediate. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2.5 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 218%. To account for such grants to non-employees, we recorded the issuance as interest expense in the amount of $110,029.

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company.  On August 8, 2012, The Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans.  The warrants granted to Spirit Bear totaled 665,374 shares.  The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622,523 and the aggregate value was capitalized as financing cost and has been accreted and charged to financing cost expense in the amount of $513,599 as of September 30, 2012.

In the event payment is not made within 90 days of the receipt of each loan, the Company is required to provide penalty warrants. As of September 30, 2012, penalty warrants for the loan made in April total 261,888, penalty warrants for the loan made in May total 56,908, and penalty warrants for the loan made in June total 192. Total penalty warrants owed to Spirit Bear at the end of the third quarter total 318,988. The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $68,233 as of September 30, 2012.

On October 31, 2011 stock options to purchase 200,000 shares at $0.55 were issued to The Crone Law Group, these options were issued in order to satisfy a penalty services rendered and payments defrayed.  The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 0.41%; dividend yield of 0% and expected volatility of 289%. These options were valued at $108,420 and charged to professional fees.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2011	-	$-	-
Granted	1,591,500	$0.33	2.71
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at September 30, 2012	1,591,500	$0.34	2.71
Exercisable at September 30, 2012	1,591,500	$0.33	2.71

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

Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to the Company of $598,407 leaving a balance due as of September 30, 2012 and December 31, 2011 of $911,894 and $862,094, respectively.

During the period from inception (March 24, 2011) to September 30, 2012, Judson Bibb, Director, Secretary and Vice President, advanced $22,910 in interest-free, unsecured, due-on-demand funds.  As of September 30, 2012 and December 31, 2011 $22,910 and $22,500, respectively, remains due and payable.

During the quarter ended September 30, 2012. Quentin Ponder, Director and Chief Financial Officer, loaned the Company a total of $5,470 in interest-free, unsecured, due-on-demand loans.
As of September 30, 2012, $4,470 remains due and payable.

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

Beginning on April 27, 2012, the Company received the first of two loans from Spirit Bear Limited totaling $135,000.  The first loan was received on April 27 for $100,000 and the second on May 22 for $35,000. A third loan was received on June 28 for $1,222. It covered travel expenses by the president of the Company who was involved in the negotiations with Spirit Bear. A fourth loan was received on July 11, 2012 for $50,000.

Financing costs for the four loans from Spirit Bear totaled $622,523.  Each loan is unsecured, bears an interest rate of 1.28% and has a term of the lesser of 180 days or 3 business days after the Company’s next equity financing.  As of September 30, 2012, $513,599 has been amortized leaving a balance of $108,924 in financing costs.

The terms were subject to negotiations which were not completed until August 8, 2012. See Note 12 – Subsequent Events

NOTE 9 - INTELLECTUAL PROPERTY

As of September 30, 2012, the Company’s wholly owned subsidiary, HPEV, Inc., has been assigned the rights to five patents and three patents-pending with two remaining to be assigned. Five issued patents and two patents-pending relate to the utilization of thermal dispersion technologies to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the thermal technologies should provide lower costs, improved performance benefits and longer product life.  The other patent-pending is an electric load assist that makes it possible for hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.

The direct cost for legal services related to the patents as of September 30, 2012 and December 31, 2011 was $69,757 and $44,564, respectively.  This amount was capitalized as an intangible asset.

NOTE 10 - PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389.  The services are for a 24 month term. As of September 30, 2012, the prepaid balance is $398,840.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per share were issued to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media.  The services are for a 12 month term. As of September 30, 2012, the prepaid balance is $401,229.

NOTE 11 - COMMON STOCK RECEIVABLE

On September 2, 2011, the Company and Richard Glisky signed a Rescission Agreement (“the Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company.  The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, the Company assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Company common stock back to the Company which the Company’s intended to have cancelled.  On February 23, 2012, 1,920,000 shares of the Company common stock was returned to the Company and canceled.  Consequently, the Company had an $8,000,000 stock receivable removed from its books.

NOTE 12 - SUBSEQUENT EVENTS

As of October 24, 2012, the Company was in default to Spirit Bear on the first loan for $100,000. The note was due 180 days after the issuance date which was April 27, 2012.  On October 26, 2012, the Company reached agreement with Spirit Bear to extend the term of the loan to November 30, 2012.

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

Background

We have not generated any revenues to date and we have a loan for $100,000 which was in default as of October 24, 2012.  On October 26, 2012, we reached agreement with the lender to extend the term of the loan to November 30, 2012.  We expect to begin to generate revenues in the first half of 2013.

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

    The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.  Our initial target markets include those involved in moving materials and moving people, such as:

●	Motors/Generators,
●	Compressors,
●	Turbines (Wind, Micro),
●	Bearings,
●	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
●	Brakes/rotors/calipers,
●	Pumps/fans,
●	Passenger vehicles: auto, bus, train, aircraft,
●	Commercial vehicles: SUV, light truck, tram,
●	Military: boats, Humvee, truck, aircraft, and
●	Marine: boats ranging in size from 30 feet to 120 feet.

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

Through HPEV-DE, we have been assigned the rights to five patents and have three other patents pending.  Our patent portfolio covers the application and integration of our heat pipes into various cooling schemes for enhanced heat removal in motors, generators and numerous other industrial applications including marine, aviation and military.  We believe that our technologies have the potential to deliver power output increases and cost reductions, depending on the machine type or motor/generator size, as follows:

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
2.	Savings from the standardization of multiple platforms down to a single platform,
3.	Savings from the standardization of drawings and data around existing platforms,
4.	Savings from the ability to use standard designs and standard insulation systems versus custom, and
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

We expect to begin to generate revenues from our heat dispersion technology business in the first half of 2013.

Electric Load Assist (ELA) Technology

We have also developed proprietary Electric Load Assist (ELA) technology. The technology is the centerpiece of our vehicle retrofit system (separate and apart from our heat pipe technology and heat dispersion product development partnerships), which also relies on the benefits of heat removal and is protected by patents and patents-pending.

With ELA, a vehicle engine does not have to work as hard as some of the work that was done by the engine is now performed by an electric motor running in parallel.  The vehicle still drives and feels the same, and our ELA controller allows full acceleration and braking control; however, the engine runs much more efficiently and burns significantly less fossil fuel.  The ELA controller allows the vehicle operator to determine the amount of load assist during operation, ranging from all-fuel to all-electric.  Our ELA system will provide a significant difference and improvement from, and competitive advantage over, current market offerings such as the Toyota Prius. If either the electrical system or the internal combustion engine fails, an ELA vehicle can operate on the remaining system.  In current market offerings, if either system fails, the vehicle fails.

Our ELA technology is compatible with any manufacturer as well as any power source, including traditional gasoline/diesel engines, batteries and fuel cells.  Our technology should also provide a wide range of marine, aviation, industrial and military applications.

Initially, our ELA system business is expected to generate revenue from transport companies and other businesses which own and/or manage fleets of Class 3, 4 and 5 or light to medium-duty trucks.  Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

    We expect to begin to generate revenues from our ELA technology business in the first half of 2013.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012

We had no revenues for the three month period ended September 30, 2012.  Our operating expenses were $530,708, consisting entirely of consulting fees, professional fees, research and development, and general and administrative expenses as we continued our initial capital raise and negotiated contracts with potential clients.

We also had no revenues for the nine month period ended September 30, 2012. Our operating income was ($560,712). The core expenses consisted of consulting fees, professional fees, research and development, general and administrative expenses totaling $2,298,546. For accounting purposes, they were offset by a director stock compensation of $2,650,000 which was rescinded on April 13, 2012.

Revenues and Net Operating Loss

Our revenues, operating expenses, and net operating loss for the three months ended September 30, 2012 were as follows:

Three Months Ended September 30, 2012

Revenue	$-

Operating expenses:
Consulting	501,923
Research and development	4,744
General & administrative	4,561
Professional fees	19,480
Total operating expenses	530,708
Interest expense	180,714
Amortized finance cost	315,773
Net operating loss	(1,027,195)

Comparison of Operating Results for the Three Months ended September 30, 2012 and 2011

REVENUE AND OPERATING EXPENSES:

For the three months ended September 30, 2012 and 2011, we had no revenues.

As mentioned above, we have tried to minimize our operating expenses. The expenses for the third quarter of 2011 consisted primarily of professional fees and payments to independent contractors.  For the three months ended September 30, 2012 and 2011, our total operating expenses were $530,708 and $484,003, respectively. The majority of the increase in operating expenses was due to increased spending on independent contractors. Despite our focus on negotiating agreements for new business projects and potential investments in our company,  expenditures for professional fees decreased in the third quarter of 2012. To conserve cash, we deferred payments for legal services by issuing warrants. Our total operating expenses for all of 2011 were $5,124,215 which includes a director’s stock compensation expense of $2,650,000 which was rescinded on April 13, 2012.

For the three months ended September 30, 2012, we had a net loss of $1,027,195. For the three months ended September 30, 2011, we incurred a net loss of $484,003. Our net loss for 2011 was $5,124,215 including the director’s stock compensation expense.

Our loss per share during the third quarter of 2012 was nominal.  During the third quarter of 2011, it was nominal.

Comparison of the Operating Results for the Nine Months ended September 30, 2012 and from Inception (March 24, 2011) to September 30, 2011

For the nine months ended September 30, 2012 and from inception to September 30, 2011, we had no revenues.

We incurred total operating expenses (income) of ($560,712) for the nine month period ended September 30, 2012, as compared to total operating expenses of $1,763,603 for the period from inception to September 30, 2011.

The decrease in net operating loss for 2012 is due primarily to the offset of the director’s stock compensation of $2,650,000. The $416,550 increase in research and development for 2012 was the result of the move from planning and engineering to actual development and production of our initial conversion. The increased activity was also reflected in the general and administrative costs which rose by $41,221. An increase in fundraising activity resulted in an increase in professional fees of $102,825, otherwise, consulting fees decreased by $25,653. The decrease in consulting fees for the first three quarters of 2012 was due to a move from planning and engineering to production of our initial conversion.

For the nine month period ended September 30, 2012, we incurred a net loss of  $235,758 due to the director’s stock compensation offset , or ($0.00) per share, as compared to a net loss of $1,763,603, or $0.04 per share, for the period from inception to September 30, 2011.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2012, because we did not generate any revenues, we had negative operating cash flows.  Our cash on hand as of September 30, 2012 was $19. The cash spent during the quarter came primarily from the issuance of notes payable to a related party and a third party.  Our monthly cash flow burn rate is approximately $85,000.  As a result, we have significant cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2012 and December 31, 2011, respectively, are as follows (unaudited):

	September 30, 2012	December 31, 2011	Change

Cash	$19	$78,361	$(78,342)
Total Current Assets	$909,012	$989,950	$(80,938)
Total Assets	$978,769	$1,034,514	$(55,745)
Total Current Liabilities	$1,823,704	$988,705	$834,999
Total Liabilities	$1,823,704	$988,705	$834,999

Our cash decreased by $78,342 as of September 30, 2012 as compared to December 31, 2011 because of the reduction in loans from related parties.  Our total current assets and total assets decreased by $80,938 and $55,745, respectively, during the same periods, primarily due to the reduction in prepaid expenses for investor relations and communications.

Our current liabilities increased by $834,999 as of September 30, 2012 as compared to December 31, 2011 primarily because of an increase in accounts payable of $272,627, loans payable of $436,222, and accounts payable to a related party of $66,500.  Our total liabilities increased by the same $834,999 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of September 30, 2012 was $19.  The cash spent during the quarter came primarily from the issuance of notes payable to a related party and loans. Our monthly cash flow burn rate is approximately $85,000.  As a result, we have significant cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the nine month period ended September 30, 2012 was $584,641 which consisted of our net income from operations of ($235,758); stock issued for services of $1,201,520; warrants issued for loan penalty of 68,233; warrants issued for services of $209,258; amortization of financing cost of $513,599, an offset by director’s compensation of $2,650,000; increases in accounts payable and accounts payable related party of $272,627 and $66,500, respectively; and a decrease in accrued interest of $5,380.

Investments

Our net cash used by investing activities for the nine month period ended September 30, 2012 was $25,193 which consisted of payments made for legal services directly related to obtaining patents.

Financing

Our net cash provided by financing activities for the nine month period ended September 30, 2012 was $495,492, which consisted of proceeds from a loan payable of $436,222, proceeds from the sale of common stock of $5,000 and notes payable from related parties of $55,470.

Debt Instruments, Guarantees, and Related Covenants

 We have no disclosure required by this Item.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three and nine month period endeds September 30, 2012, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.  The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result of improvement over the material weaknesses previously reported in our form 10K for the year ended December 31, 2011.

 (b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable probability that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  Based on this assessment, management believes that any weaknesses that do exist are not significant enough to change the conclusion that, as of September 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Management will continue to control and monitor the company to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report are fairly presented, in all material respects, our financial condition, results of operations and cash flows for the periods covered.

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

       None

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

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

          None
ITEM 3                 Defaults Upon Senior Securities

As of October 24, 2012, the Company is in default to Spirit Bear on the first loan for $100,000. The note was due 180 days after the issuance date which was April 27, 2012.  On  October 26, 2012, the Company reached agreement with Spirit Bear to extend the term of the note to November 30, 2012.    See Note 12 – Subsequent Events.

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

ITEM 6                      Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation for Bibb Corporation

3.2 (2)	Amended Articles of Incorporation for Bibb Corporation dated September 3, 2010

3.3	Certificate of Amendment to Articles of Incorporation filed April 5, 2012

3.4 (1)	Bylaws of Bibb Corporation

3.5 (3)	Bylaw Amendments

10.1	Consulting Agreement with Lagoon Labs, LLC dated February 13, 2012
10.2	Warrant issued to McMahon, Serepca LLP for financial accommodations dated June 4, 2012.
10.3	Spirit Bear Note and Warrant Purchase Agreement dated August 9, 2012.
10.4	Spirit Bear Promissory Note B-1 issued pursuant to the Note and Warrant Purchase Agreement and dated April 27, 2012.
10.5	Spirit Bear Promissory Note B-2 issued pursuant to the Note and Warrant Purchase Agreement and dated May 22, 2012.
10.6	Spirit Bear Promissory Note B-3 issued pursuant to the Note and Warrant Purchase Agreement and dated June 28, 2012.
10.7	Spirit Bear Promissory Note B-4 issued pursuant to the Note and Warrant Purchase Agreement and dated July 11, 2012.
10.8	Spirit Bear Loan Extension Agreement for Note B-1 dated October 26, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on SB-2 filed with the Commission on August 9, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 9, 2009.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, Inc.

Dated: November 19, 2012	/s/ Timothy Hassett
By: Timothy Hassett
Its: Chief Executive Officer