Form 10-Q/A
period 2012-06-30
HPEV, INC.
filed 2013-01-16
CIK 1399352

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes___No____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 1, 2012, there were 47,646,441 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to HPEV, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

 ITEM 6. EXHIBITS

The following exhibits are included herein:
Exhibit 31.1 *	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit 32*	Certification pursuant to 18 U.S.C. §1350.

Exhibit 101. INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*These exhibits were previously included or incorporated by reference in HPEV, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August  20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, INC.

Date: January 16, 2013	By:	/s/ Timothy Hassett
Timothy Hassett, CEO and Chairman

Date: January 16, 2013	By:	/s/ Quentin Ponder
Quentin Ponder, CFO and Director