Form 10-K
period 2012-12-31
HPEV, INC.
filed 2013-04-15
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

Commission File Number:  000-53443

HPEV, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	75-3076597
State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

Large accelerated filer  [__]                         Accelerated filer [__]

Non-accelerated filer [__]                         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__]  No [X]

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing price of $0.40 on that date) was $9,334,576.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 44,085,441 shares of common stock as of  March  29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement  relating to the registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012,  are  incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Item No.		Page No.
1	Business	5
1A	Risk Factors	13
1B	Unresolved Staff Comments	24
2	Properties	24
3	Legal Proceedings	24
4	Mine Safety Disclosures	24

	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	25
6	Selected Financial Data	27
7	Management's Discussion and Analysis of Financial Condition	27
	and Results of Operations
7A	Quantitative and Qualitative Disclosures About Market Risk	35
8	Financial Statements and Supplementary Data	35
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
9A	Controls and Procedures	57
9B	Other Information	58

	PART III
10	Directors, Executive Officers and Corporate Governance	58
11	Executive Compensation	58
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
13	Certain Relationships and Related Transactions, and Director Independence	59
14	Principal Accounting Fees and Services	59

	PART IV
15	Exhibits, Financial Statement Schedules	59

	SIGNATURES	63

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

Readers are urged to carefully review and consider the various disclosures made by the Company in this report and the Company’s reports periodically filed with the Securities and Exchange Commission  that seek to advise of the risks and other factors that affect the Company’s business.

The risks affecting the Company’s business include, among others: lack of other sources of funding, the Company’s continuing compliance with applicable laws and regulations, product acceptance; competition in the industry and technological changes.

PART 1

ITEM 1,  BUSINESS

OVERVIEW

HPEV, Inc. (the “Company” or ”HPEV”)  was incorporated in the State of Nevada on July 22, 2002.  under the name “Bibb Corporation”. On September 3, 2010, we changed our name to Z3 Enterprises, Inc.. On April 5, 2012, the Company further amended its Articles of Incorporation to change its name to HPEV, Inc.

THE COMPANY

The Company is a development stage company. Since inception we focused primarily on organizing our company, finding and negotiating with vendors and raising capital. In March 2011, we began commercialization of our technologies and research and development activities.

Our original planned principal operations were to produce fully integrated multi-media products targeting the marginally literate. On September 3, 2010, we signed a joint venture agreement (“Joint Venture Agreement”)  with Phoenix Productions and Entertainment Group, a Nevada limited liability company (“PPEG”), to produce and distribute television shows,  feature films, and other entertainment and educational projects and, consequently,  our focus shifted to educational, entertainment and reality show programming as well as feature films and special event marketing. Pursuant to the Joint Venture Agreement, PPEG agreed to provide us with a minimum of $10 million in loans, lines of credit, or investments (up to $100 million) to fund the production, distribution and implementation of entertainment and educational projects.  In return for the loan or line of credit, PPEG would receive the full amount of its loans or investment plus an interest payment of 5% upon receipt of revenues by us from each project. No projects had ever reached the production phase and no loans were ever made under the terms of the Joint Venture Agreement. The Joint Venture Agreement was terminated on December 9, 2011.

As a result of the joint venture, the Company changed its name from Bibb Corporation to Z3 Enterprises, Inc.  In December  2010, PPEG bought out the majority shareholder of the Company and there was a change of control of the Company. The Joint Venture Agreement was terminated on December 9, 2011 by mutual consent due to the Company’s further change in business direction at that time.

From September 2010 through March 2011, the Company pursued various business opportunities which were  never consummated.

On March 29, 2011, we entered into a share exchange agreement (which was amended on June 14, 2011) with HPEV, Inc., a Delaware corporation (“the Share Exchange Agreement”) to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV, Inc. in consideration for the issuance of 22,000,000 shares of common stock.  Upon closing of the share exchange on April 15, 2011, HPEV, Inc. became our wholly owned subsidiary.

The terms of the Share Exchange Agreement required us, among other things to designate Quentin Ponder and Timothy Hassett as directors.

There was a change of control of our company on April 15, 2011 as a result of the issuance of 21,880,000 shares of our common stock to the original shareholders of HPEV, Inc. pursuant to the terms of the Share Exchange Agreement. An additional 120,000 shares were issued during the fourth quarter of 2011 which completed the issuance of 22,000,000 shares of common stock under the terms of the Share Exchange Agreement.

Our intent is now to commercialize our patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform. We also intend to incorporate our heat pipe technology in automotive components such as brakes.  As of March 28, 2013, we  have 5 patents and 12 patent applications pending which relate to thermal dispersion technologies and applications as well as a parallel vehicle power platform.  The Company intends to license the thermal technologies and applications to electric motor and vehicle component manufacturers; license a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers and to fleet owners and service centers; and license or sell a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners

On April 5, 2012, we amended our Articles of Incorporation to: (i) change our name from Z3 Enterprises, Inc. to HPEV, Inc.; (ii) increase our authorized common stock from 95,000,000 shares to 100,000,000 shares; (iii) increase our authorized preferred stock from  10,000,000 shares to 15,000,000 shares and (iii) to authorize “blank check” preferred stock, which may be issued in one or more classes or series, with such rights, preferences, privileges and restrictions as will be fixed by our board of directors. We also amended our bylaws to, among other things, permit our bylaws to be amended by majority shareholder or board approval.

On April 5, 2012, our board appointed Timothy Hassett as Chief Executive Officer, Quentin Ponder as Chief Financial Officer (he remains Treasurer), Theodore Banzhaf as President and Judson Bibb as Vice President (he remains Secretary).

On April 6, 2012, we further amended our bylaws to increase the number of directors from one to three directors and appointed Timothy Hassett and Quentin Ponder to serve as Chairman of the Board and Vice Chairman, respectively.

Effective April 23, 2012, the Financial Industry Regulatory Authority (“FINRA”) approved our name change and the symbol change from BIBB to WARM.

Pursuant to the Securities Purchase Agreement with Spirit Bear Limited (“Spirit Bear”), Jay Palmer and Carrie Dwyer were appointed to our board of directors effective February 20, 2013 and Donica Holt was appointed to our board of directors on March 7, 2013.

As operations have consisted of general administrative and pre-production activities, the Company is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.

BUSINESS DESCRIPTION

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. The Company hopes to generate revenues from license and royalty agreements with manufacturers and end-users.

As of March 29, 2013, the Company has five patents and 12 pending patents or patent applications that relate to composite heat pipe architecture, applications and a parallel vehicle platform which offers a complementary application to our thermal dispersion technology.

Our Technologies

Our technologies are divided into two distinct but complementary categories: heat dispersion technology, electric load assist and mobile auxiliary power technology.

Heat Dispersion Technology

Heat is an undesirable byproduct of anything that moves, especially motors and generators.  Historically, a large percentage of the cost of manufacturing any motor has been in the technology necessary to remove heat during its operation to prevent failure and increase power.  Heat can destroy motors, generators and many other types of machinery, and the energy necessary to remove heat can limit output.

Our thermal dispersion technology removes heat via patented heat pipe technologies.  Heat pipes have been utilized for more than 50 years, but we have a proprietary process and design technology that makes our heat pipes usable in many applications that have previously not been effective.  The key is that our heat pipes move heat in ANY direction in a system that requires little or no maintenance and can be applied to almost any motor, generator or industrial product.  We believe that this allows for more efficient, smaller, and higher output machines, resulting in cooler motors and a longer operating life.

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

Our revenue model for the heat dispersion technology is to license the technology in exchange for royalties.

We have entered into product development and commercialization agreements with manufacturing partners.  We anticipate that we will begin to enter into license agreements, subject to successful completion of our initial product development, when the product is ready to be manufactured on the licensee’s regular production line, after all development and testing have been completed.

We currently expect to begin to generate revenues from our heat dispersion technology business in the second half of 2013

Mobile Electric Power

A proprietary gearing system the Company developed for our electric load assist (see below) can also be used to power an on-board generator with the result that commercial vehicles no longer need to tow a mobile generator to a work site. Management believes it has uncovered an immediate need for on-board, continuous generation of up to 200 kW of power to remote jobsites as well as the mobile generation of emergency power in the event of an outage or disaster. Consequently, we intend to offer an on-board generator installation kit as a stand-alone (Auxiliary Mobile Power) and as part of a hybrid conversion (the Ultimate Work Truck).

We currently expect to begin to generate revenues from our heat dispersion technology business in the second half of 2013

Electric Load Assist Technology

We have also developed proprietary Electric Load Assist (“ELA”) technology. The technology is the centerpiece of our vehicle retrofit system (separate and apart from our heat pipe technology and heat dispersion product development partnerships), which also relies on the benefits of heat removal and is protected by patents and patents-pending.

With ELA, a vehicle engine does not have to work as hard as some of the work that was done by the engine is now performed by an electric motor running in parallel.  The vehicle still drives and feels the same, and our ELA controller allows full acceleration and braking control; however, the engine runs much more efficiently and burns significantly less fossil fuel.  The ELA controller allows the vehicle operator to determine the amount of load assist during operation, ranging from all-fuel to all-electric.  We believe that our ELA system will provide a significant difference and improvement from, and competitive advantage over, current market offerings such as the Toyota Prius. If either the electrical system or the internal combustion engine fails, an ELA vehicle can operate on the remaining system.  In current market offerings, if either system fails, the vehicle fails.

Our ELA technology is compatible with any manufacturer as well as any power source, including traditional gasoline/diesel engines, compressed natural gas, batteries and fuel cells. We also believe that our technology will have a wide range of marine, aviation, industrial and military applications.

Initially, our ELA system business will implement a simple version of its technology for On-board mobile auxiliary power and hopes to generate revenue from transport companies and other businesses which own and/or manage fleets of Class 2, 3, 4 and 6 or light to medium-duty trucks.  Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

We currently expect to begin to generate revenues from our ELA technology business in the second half of 2013.

The Company also plans to incorporate composite heat pipes in vehicle components which generate heat such as brake calipers, resistors and rotors.   The new brake components should be incorporated in the initial conversion vehicle and the Company has granted two racing teams a one-year non-exclusive, revocable license to test its patented cooling technology’s performance in their racing cars.

STRATEGY

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, and an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for some of our technologies and their acronyms including ‘Totally Enclosed Heat Pipe Cooled’, ‘TEHPC’, ‘Electric Load Assist’ and ‘ELA’.

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and affect manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles.

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.  Our initial target markets include those involved in moving materials and moving people, such as:

·    Motors/Generators,
·    Mobile auxiliary power,
·    Compressors,

·    Turbines (Wind, Micro),
·    Bearings,

·    Electric Vehicles: rail, off-highway, mining, delivery, refuse,
·    Brakes/rotors/calipers,

·    Pumps/fans,
·    Passenger vehicles: auto, bus, train, aircraft,

·    Commercial vehicles: SUV, light truck, tram,
·    Military: boats, Humvee, truck, aircraft, and

·    Marine: boats ranging in size from 30 feet to 120 feet and beyond.

COMPETITION

The Company has switched its short term focus to mobile electric power where management sees a market need for on-board, generators as opposed to trailer-mounted generators towed behind a vehicle.  We believe we can provide up to 100 kW of auxiliary mobile power to any location for less than half the production cost of a towable, trailer-mounted generator. Equally, 100 kW trailer-mounted generators can weigh over 5,000 pounds. We intend to deliver the same power at under 1,000 pounds.

Many on-board power systems are designed to power the appliances and electronics of long haul, sleeper trucks. For instance, Mobile Electric Power Solutions uses the alternator to power a belt-driven system that provides up to 15 kilowatts.  Energy Extreme offers on-board battery operated generators such as auxiliary power units which can deliver up to 50 kilowatts and, consequently, power a wider range of items and equipment.

As for the incorporation of thermal dispersion technology in industrial electric motors, generators and alternators, the vast majority of the cooling solutions currently being offered by manufacturers are based on technology that’s over 50 years old. The Company is not aware of any new alternatives on the market.

While the new hybrid electric vehicle industry is intensely competitive and features several multi-national companies such as Ford, GM, and Volvo, the market for hybrid conversions is in its infancy.  There are a number of small companies selling do-it-yourself conversion kits for individual vehicles, EV Power Systems is pitching conversions for fleet vehicles, AMP Holding Inc. maker of AMP Electric Vehicles and Wrightspeed Inc. offer replacement electric drive trains for high fuel consumption vehicles and VIA Motors is offering conversions of a GM pick-up, van and SUV.  A competitor with a similar business plan is Echo Automotive which offers a technology based on a series platform. The technology features a bolt-on retrofit kit that attaches to the drive train and adds lithium ion batteries and a controller. To our knowledge, no other company has electric load assist technology in a parallel platform or an aftermarket commercial platform that is being retrofitted on a regular, on-going basis.

ALTe Powertrain Technologies  and Eaton Corporation are converting commercial vehicles by replacing the entire power-train including the engine, transmission, fuel tank and drive shaft. We intend to perform conversions by adding standard components along with a patented thermal-engineered traction motor and the patent-pending electric load assist.

We aim to compete in the fleet markets for currently-owned vehicles.

We believe the primary competitive factors in our markets include, but are not limited to:

• technological innovation;
• product quality and safety; • product performance; and • price.
To a limited extent, we will be competing against new hybrid vehicles wherein the fleet owner has a vehicle that is near the end of its useful life and who elects to purchase a new hybrid vehicle rather than upgrade with a conversion to a plug-in hybrid.  However, it may still be cost effective for the fleet owner to purchase new and then add the conversion depending on the added cost for a new hybrid versus the conversion cost.

Some of our competitors and potential competitors may have greater resources than we do, and may be able to respond more quickly and efficiently to changes in the marketplace whether technological, economic or, simply, customer requirements or preferences.

Some of our potential competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal. That enhances their ability to obtain top engineering talent as well as sales representatives with strong industry ties. Plus, their greater market clout could effectively overwhelm our promotional and marketing efforts.

Although, we believe that our products and services will compete favorably, we cannot ensure that they will be profitable nor that we can maintain a competitive position against potential competitors. Increased competition may result in price reductions, reduced gross margins, loss of market share and loss of licensees, any of which could materially and adversely affect our business, operating results and financial condition.

We cannot ensure that our current or future competitors will not develop products which may be superior to ours or which may prove to be more popular. It is possible that new competitors will emerge and rapidly acquire market share. We cannot ensure that we will be able to compete successfully against current or future competitors or that the competitive pressures will not materially and adversely affect our business, operating results and financial condition. We also cannot ensure that manufacturers, even in the absence of competition, will decide to change their products and opt to license and incorporate our technologies.

EQUIPMENT

As a Company that intends to commercialize or license our proprietary technology for others to install, manufacture and/or distribute; our equipment needs are project-specific and temporary.  We do not intend to purchase any equipment to implement our business operations, but instead we will rent, lease or outsource as needed.

MANUFACTURING

No manufacturing will be done in-house. For our thermal technologies, the Company will rely on product development agreements with existing manufacturers who will then pay a license or royalty per unit. For plug-in, hybrid conversions, the Company will rely on off-the-shelf and made-to-order equipment combined with proprietary software created specifically for use on our parallel platform.  To that end, the Company has already sourced and priced electric motors, generators and other components as well as software programming.  Installations will be performed by our licensees for ELA but the Company plans to outsource manufacture of its on-board mobile auxiliary power kit  while retaining control of both marketing and licensing.

INTELLECTUAL PROPERTY

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology.

Our research and development is supported by a broad intellectual property portfolio. We currently own 5 patents and have 12 patent applications pending or in the process thereof in the field of composite heat structures, motors, and related structures.  The Company has a policy of not disclosing its patent applications in order to ensure protection of the underlying technology.

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect such proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.

The following table identifies the issued patents we own or license that we believe currently support our technology platform.

Owned by HPEV, Inc.
Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
8,283,818 B2	US	February 4, 2010	October 9, 2012	October 9, 2032	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	March 13, 2032	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	April 3, 2032	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	June 12, 2032	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	August 4, 2029	Electric Motor with Heat Pipes

GOVERNMENT AND INDUSTRY REGULATIONS

The Magnuson–Moss Warranty Act is a federal law that protects consumers by not allowing a vehicle manufacturer to void the warranty on a vehicle due to an aftermarket part unless, the manufacturer can prove that the aftermarket part caused or contributed to the failure in the vehicle.

The Company intends to add an electric load assist on a parallel platform to motor vehicles.  No original vehicle parts will be significantly modified in the conversion process.  There will be some additional parts (motor, drive, battery and sensors and controls) added, but these parts will not change how the vehicle operates in any way.

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

Any change to the original configuration of an EPA certified vehicle, including alternative fuel conversion, is a potential violation of the Clean Air Act prohibition against tampering. The EPA has established protocols through which we may seek exemption from the tampering prohibition by demonstrating that emission controls in the converted vehicle will continue to function properly and that pollution will not increase as a result of conversion. The Company intends to demonstrate that its converted vehicles satisfy EPA emissions requirements.

We also intend to comply with state emission regulations. For instance, California’s regulations require that retrofit systems be evaluated and certified by the Air Resources Board.

Our auxiliary mobile power system, stand-alone version, will add a specialized gearing package to the drive train which will then connect to a generator that will be added on-board. We believe that the vehicle and drive train will operate normally in accordance with manufacturer’s specifications and that no regulations will be violated or exceeded.

EMPLOYEES

As of March 29, 2013, we currently have one full time employee. We have independent contractors functioning as officers and working on our initial conversion. As funding is received and products or additional services are initiated, employees will be hired on an as-needed basis. We do not currently have any written agreements with our employee, although we do have consulting agreements with some of our consultants.

RESEARCH AND DEVELOPMENT

During fiscal 2011 and 2012, we incurred research and development costs of $114,355 and $242,717, respectively. Such costs will not be borne directly by customers.

ITEM 1A: RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND THE INDUSTRY IN WHICH WE OPERATE

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this annual report before deciding to invest in our Company. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

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

Consequently, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.  If the markets for hybrid electric conversions and/or electric motors, generators and brake components enhanced with composite heat pipe technologies do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As reflected in the accompanying financial statements for the year ended December 31, 2012 , the Company has no stabilized source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

Enabling commercial customers to meet environmental regulations and programs in the United States that promote or mandate the use of vehicles that get better gas mileage and generate fewer emissions is an integral part of our business plan. For instance, the Ports of Los Angeles and Long Beach have adopted the San Pedro Bay Ports Clean Air Action Plan, which outlines a Clean Trucks Program that calls for the replacement of 16,000 drayage trucks with trucks that meet certain clean truck standards.

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

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are entering a field which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

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

We may experience significant delays in the design and implementation of our thermal technology into the motors and/or generators of the companies with which we have research and development agreements which could harm our business and prospects.

Any delay in the financing, design, and implementation of our thermal technology into the motor and/or generator lines of companies with which we have research and development agreements could materially damage our brand, business, prospects, financial condition and operating results. Motor manufacturers often experience delays in the design, manufacture and commercial release of new product lines.

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

A small number of customers will account for a significant portion of our revenues from our motor/generator technology, and the loss of one or more of these customers or our inability to ultimately realize future revenue could materially adversely affect our financial condition and results of operations.

The electric motor and generator industry is a global industry. Annual sales reached approximately $90 billion in 2012 according to Hoovers, Inc, however,  the industry is highly concentrated. We believe a majority of  the global market share is attributed to 10 companies including Nidec Corporation, ABB Oy, Regal Beloit Corporation, WEG Electric Corporation, Siemens AG, Emerson,  Hyundai Corporation, TECO Westinghouse Motor Company and Schneider Electric.  We will derive a significant portion of our revenues from our motor/generator technology from a few companies which consist primarily of large, multi-national electric motor manufacturers. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fail to license our technology or fail to pay for the services that have been performed.  The loss of any of our significant customers or our inability to sign licensing agreements or realize future contracted revenue could materially adversely affect our financial condition and results of operations.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

Of the 44,085,441 shares of our common stock issued and outstanding on March 29, 2013, according to our transfer agent, 33,832,341 shares held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement, or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the SEC adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCQB is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCQB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if we have filed our required reports.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

The issuance of shares upon conversion of the preferred shares and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of preferred shares and exercise of warrants, will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion.

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

There is limited liquidity in our shares

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control.  These factors include:

•	The announcement of new products by our competitors
•	The release of new products by our competitors
•	Developments in our industry or target markets
•	General market conditions including factors unrelated to our operating performance

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at 27420 Breakers Drive,Wesley Chapel, Florida 33544 in an office provided by the  Company’s CFO, Quentin Ponder.  Currently, the Company is not being charged rent for use of this space.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any material pending legal proceeding; are unaware of any material pending or threatened litigation against us; and are not party to any bankruptcy, receivership or other similar proceeding.

We are not involved in any material actions by governmental authorities, nor are we aware of any material action that a governmental authority is contemplating.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Our common stock is not quoted on any exchange.  Our common stock was previously quoted on the OTC Bulletin Board (“OTCBB”). On March 26, 2010, it was removed from the OTCBB due to lack of a quotation by a market maker. Our common stock is currently quoted on the OTCQB under the trading symbol WARM. Our common stock did not trade prior to September 2010. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a Company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. The following quotations reflect the high and low bids based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices are split-adjusted to reflect the 6-for-1 stock split in September 2010.

QUARTER ENDED	HIGH	LOW
March 31, 2011	$ 5.00	$ 0.20
June 30, 2011	$ 0.80	$ 0.25
September 30, 2011	$ 0.75	$ 0.20
December 31, 2011	$ 1.25	$ 0.20
March 31, 2012	$ 1.15	$ 0.33
June 30, 2012	$ 1.50	$ 0.35
September 30, 2012	$ 0.45	$ 0.20
December 31, 2012	$ 0.35	$ 0.17

The last reported sales price of our common stock on the OTCQB on March 29, 2013, was $0.84.

As of March 29, 2013, there were approximately 148 share-holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	807,138(1)	$0.33	44,025,845

(1)
This amount includes the following grants of warrants and options:
On October 31, 2011, The Crone Law Group was granted an option to purchase 200,000 shares of restricted common stock at $0.35  per share in exchange for services rendered and payments defrayed..

On June 4, 2012, McMahon, Serepca LLP was granted  immediately exercisable warrants to purchase 303,569 shares of restricted common stock at $0.275 per share for financial accommodation of delayed payments.

On August 6, 2012, McMahon, Serepca LLP was granted  immediately exercisable warrants to purchase 303,569 shares of restricted common stock at $0.39 per share for financial accommodation of delayed payments.

RECENT SALES OF UNREGISTERED SECURITIES

On June 4, 2012 and August 6, 2012, the Company issued an immediately exercisable warrant for 303,569 shares and 303,569 shares of common stock with an exercise price of $0.275 and $0.39, respectively, to McMahon Serepca, LLP, as a financial accommodation for professional fees owed for  legal services. The outstanding balance remains due.

In connection with the bridge loan agreement entered into with Spirit Bear on August 8, 2012, On December 14, 2012, we issued warrants to purchase an aggregate of 665,374 shares of common stock, and penalty warrants to purchase an aggregate of 819,223 shares of common stock for untimely payments under the loan at an exercise price of $0.35 per share to Spirit Bear.

On February 13, 2013, we issued 25,000 shares of restricted common stock to settle a portion of an outstanding balance with the Crone Law Group for legal services provided to us.   The shares were issued to the owner of the law firm, Mark Crone.  On February 27, 2013, 90,000 shares of unrestricted common stock were issued to the Crone Law Group as a result of the exercise of an option for 200,000 shares originally granted on October 31, 2011.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Other than as reported above, there were no other sales of unregistered securities which were not previously reported in the Company’s Current Reports on Form 8-K or Quarterly Reports on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this annual report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

Forward-looking statements in this Annual Report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act and contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

OVERVIEW

Corporate

We were incorporated in the State of Nevada on July 22, 2002 under the name “Bibb Corporation”. On September 3, 2010, the Company amended its Articles of Incorporation to change its name to “Z3 Enterprises, Inc.” and then again amended its Articles of Incorporation, on April 5, 2012, to change its name to “HPEV, Inc.”

The Company began its development stage in July 2002. Since inception, we focused primarily on research and development activities, organizing our company, finding and negotiating with vendors, raising capital and laying the groundwork to take the company public.

On March 29, 2011, we entered into the Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. in consideration for the issuance of 22,000,000 shares of common stock.  Upon closing of the Share Exchange on April 15, 2011, HPEV became our wholly owned subsidiary.

Control of our Company changed on April 15, 2011 with the issuance of 21,880,000 shares of common stock to the original shareholders of HPEV pursuant to the terms of the  amended Share Exchange Agreement. An additional 120,000 shares were issued during the fourth quarter of 2011 which completed the issuance of 22,000,000 shares to HPEV, Inc. under the terms of the as amended Share Exchange Agreement.

For accounting purposes, the acquisition of HPEV, Inc by Z3 Enterprises, Inc. has been recorded as a reverse acquisition of a public company and recapitalization of Z3 Enterprises, Inc. based on factors demonstrating that HPEV represents the accounting acquirer.

We changed our business direction and now plan to commercialize our patents.

On April 5, 2012, we amended our Articles of Incorporation to increase our authorized common stock from 95,000,000 to 100,000,000 shares and our authorized preferred stock from 10,000,000 shares to 15,000,000 shares; and authorized our board of directors to divide or change the powers, preferences, qualifications, limitations and rights of the preferred shares.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from March 24, 2011 (Inception) to December 31, 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern, we must effectively balance many factors and begin to generate revenue, so that we can fund our operations from our sales and revenues.  If we are not able to do this, we may not be able to continue as an operating company.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2012 compared to December 31 2011

Revenues

As the Company was in the process of commercializing its technologies, we had no revenues for the fiscal years ended December 31, 2012 and December 31, 2011.

Expenses

Operating expenses for the fiscal year ended December 31, 2012 were $52,311 as compared to operating expenses of $5,124,215 for the fiscal year ended December 31, 2011.

Our operating expenses in fiscal 2012 have consisted primarily of professional fees, payments to consultants and research and development. The Company incurred $1,902,392 of equity compensation to consultants, the reversal of $2,650,000 of director compensation to Judson Bibb which was paid from shares contributed by PPEG.

In fiscal 2011, operating expenses consisted primarily of professional fees, payments to consultants and research and development as well. The Company incurred $1,604,580 of equity compensation to consultants, $2,650,000 of director compensation to Judson Bibb which were paid from shares contributed by PPEG, $100,000 in loss on an investment deposit and a loss on intellectual property deposit of $75,000.

Net Loss

In fiscal 2012, the Company incurred net losses of $623,609 whereas in fiscal 2011, the Company incurred net losses of  $5,124,215.

INCOME TAXES

During the year ended December 31, 2012, the Company recorded an income tax benefit from continuing operations of $483,525. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital requirements primarily through the private placement of equity securities and loans.

On September 7, 2010, the Company entered into a loan agreement with PPEG for an interest-free loan up to $1,000,000 (the “PPEG Loan Agreement”). The Company borrowed an aggregate of $911,894 under the PPEG Loan Agreement which was used for the Company’s operations, potential acquisitions, acquisition of intellectual property rights and HPEV, Inc. As of December 21, 2012, $911,894.00 outstanding under the PPEG Loan Agreement was forgiven pursuant to the Debt Settlement Agreement. PPEG agreed to forgive all outstanding debt and accrued interest under the loan in exchange for approximately 79% (representing its pro rata interest) of $400,000 to be paid in monthly increments if the Company’s revenues reach $1 million.

On March 3, 2012, the Company entered into a loan agreement with Action Media Group, LLC, an Arizona limited liability company (“Action Media”) for $500,000 but under which it only borrowed $250,000. The terms of the loan included a 3% annual interest and payment of principal and interest to begin upon a mutual agreed upon date in the future. Maturity of the loan was perpetual or upon mutual agreement of both parties or if conditions are breached or in default. In connection with the Debt Settlement Agreement, entered into on December 21, 2012, Action Media agreed to forgive all outstanding debt and accrued interest under the loan in exchange for approximately 21% (representing its pro rata interest) of $400,000 to be paid in monthly increments if the Company’s revenues reach $1 million.

On August 8, 2012, Spirit Bear provided us a $186,222 bridge loan which matured in 180 days (which was subsequently extended on October 26, 2012 to November 30, 2012). In consideration therefore, we agreed to issue Spirit Bear warrants to purchase up to 1,484,598 shares of our common stock, par value $0.001 per share at an exercise price of $0.35 per share.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear (i) 200 shares of  the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (subject to adjustment as provided in the warrant); and 2,000,000 shares of the Company’s common stock at an exercise of $0.75 per share (subject to adjustment as provided in the warrant). The aggregate purchase price for sale of the Preferred Stock and warrants was $500,000, of which $313,778 was paid in cash and $186,222 was paid by cancelation of $186,222 in outstanding indebtedness held by Spirit Bear.  The warrants may be exercised on a cashless basis.

Each share of the Preferred stock is convertible into 50,000 shares of the Company’s common stock at a conversion price of $2,500 per share.

The holders of each share of Preferred Stock are entitled to be paid prior and in preference to any payment or distribution of any available funds and assets on any shares of common stock, an amount per share equal to the Liquidation Price ($2,500 per share of the Preferred Stock) of the Preferred Stock.

Pursuant to the Securities Purchase Agreement, the Company may sell Spirit Bear up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock.  The Company has the option to require Spirit Bear to purchase up to an additional 200 preferred shares and associated warrants in the event of written certification from  a  federally licensed testing facility reasonably acceptable to Spirit Bear, evidencing that four motors incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards and that such four motors incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 for F or F1, (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least 12.% compared to the same motor not incorporating the Company’s technology.

In the event the Company has not received the certification notice within 180 calendar days after December 14, 2012, Spirit Bear has a twelve month option to purchase the additional 200 preferred shares and associated warrants.

On December 11, 2012, pursuant to a debt settlement agreement by and among the Company, PPEG, Action Media (PPEG and Action Media collectively, the “Debt Holders”) and Spirit Bear, the Debt Holders agreed to forgive debt of $1,161,894 and accrued interest owed to them by the Company (the “Debt”) and release the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

Pursuant to the Debt Settlement agreement, the Debt Holders deposited 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, on January 11, 2013, 3, 676,000 shares were cancelled and returned to treasury. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations.

On April 12, 2013, the Company and Spirit Bear Limited reached agreement regarding the settlement of allegations that the Company did not perform certain obligations pursuant to the Securities Purchase Agreement dated December 14, 2012 with Spirit Bear, and with respect to certain actions taken by the Company with respect to providing compensation to its management. Spirit Claim claimed, among others, that such actions triggered the anti-dilution protection provided to Spirit Bear in the Securities Purchase Agreement. Spirit Bear agreed to discharge the Company from all claims Spirit Bear may have had as well as to forgo all actions of any kind related to those claims which existed on or prior to April 12, 2013. Both parties also agreed that the signing of the agreement did not constitute an admission of wrongdoing or liability.

To satisfy the allegations, the Company and Spirit Bear agreed to amend the Certificate of Designation to provide that each share of Series A Convertible Preferred Stock can be converted into 50,000 shares of common stock and have the voting rights equal to 50,000 shares. Previously, each share of preferred stock was convertible into 20,000 shares of common stock and had the voting rights equal to 20,000 shares.

The Company and Spirit Bear also agreed to change the terms of the option provided to Spirit Bear in the Securities Purchase Agreement. The new language provides that the Company can sell up to 200 additional preferred shares and warrants to Spirit Bear, or other qualified investors designated by Spirit Bear,  if before December 14, 2013, the Company’s technology is incorporated in (i) three motors or alternators or (ii) two motors and one auxiliary mobile power system, and the same are comprehensively tested in accordance with applicable standards and the results of those tests meet or exceed minimum requirements for certification under those standards. If the milestones are not met prior to such date, Spirit Bear retains its right to purchase 200 additional preferred shares and warrants until December 14, 2014.
As of December 31, 2012, the Company had cash of approximately $194,721.

During the year ended December 31, 2012, the Company had a working capital of $304,705.  Cash outflow from operating activities was $670,622. Net loss was adjusted by director’s stock compensation that was returned of $2,650,000, amortization of prepaid stock issued for services of $1,627,910, a gain on settlement of debt of $256,021, warrants issued for finance cost and interest penalties associated with the Spirit Bear loan and financing arrangement with Crone Law totaling $1,029,193. Cash outflow from investing activities were $29,018 consisting of direct legal fees incurred for patents assigned to HPEV.  Cash inflow from financing activities of $816,000 consisted of $500,000 from the sale of preferred stock, $5,000 from the sale of common stock, $439,722 in loans from Action Media and Spirit Bear and $62,200 in proceeds from related parties and $189,722 repayment of Spirit Bear loan and $1,200 repayment of related party notes.

We have an accumulated deficit since inception of $5,747,824 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

The following table provides selected financial data about our Company for the year ended December 31, 2012

Balance Sheet Data:	12/31/2012

Cash in bank	$194,721
Total assets	$641,982
Total liabilities	$263,695
Stockholders’ equity	$378,287

We are in the process of creating our initial commercialization of our plug in hybrid conversion system and incorporating our thermal technology in a variety of rotating machinery. There is no guarantee we will be successful in completing our proposed business plans.

Cash Requirements

Our cash on hand as of December 31, 2012 was $194,721.  Our cash on hand as of December 31, 2011 was $78,361.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the year ended December 31, 2012 was $670,622 which consisted primarily of stock issued for services, amortization of financing costs, warrants issued for loan penalty and warrants issued for interest.  For the year ended December 31, 2011, our net cash used by operating activities was $475,929 which consisted of stock issued for services and impairment of intangible assets and deposit. Compensation in the form of $2,650,000 in common stock given to a director by a shareholder was credited in 2011 and debited in 2012 as a consequence of its return to the shareholder.

Investments

Our net cash used by investing activities for the year ended December 31, 2012 was $(29,018) which consisted of payments to patent attorneys for filings. For the year ended December 31, 2011, our net cash used by invested activities was $44,527 which consisted of payments to patent attorneys with the exception of $37 acquired in the reverse merger.

Financing

Our net cash provided by financing activities for the year ended December 31, 2012 was $816,000, which consisted of proceeds from the sale of common stock and  warrants to accredited investors. Our net cash provided by financing activities for the year ended December 31, 2011 was $598,817 which consisted of proceeds from notes payable to a related party and the sale of common stock to an accredited investor.

Debt Instruments, Guarantees, and Related Covenants

As previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2012, pursuant to the Securities Purchase Agreement entered into between the Company and Spirit Bear Limited, $186,222 of debt owed to Spirit Bear by the Company was cancelled as part of the consideration for Spirit Bear’s purchase of (i) 200 shares of the Company’s Series A Convertible Preferred Stock, $.001 per share and (ii) warrants to purchase (i) 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); (ii) 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (subject to adjustment as provided in the warrant); (iii) 2,000,000 shares of the Company’s common stock at an exercise of $0.75 per share (subject to adjustment as provided in the warrant).

As previously disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012, pursuant to a Debt Settlement Agreement by and among the Company, the Debt Holders and Spirit Bear, the Debt Holders agreed (i) to forgive debt of $1,161,894 and accrued interest owed to them by the Company (the “Debt”).  As provided for in the Debt Settlement Agreement, the Debt Holders have released the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

Management believes the Company’s funds are insufficient to provide for its short term projected needs for operations. Management believes that the Company will need at least $1,475,750 to fund its operations and meet its obligations for at least the next twelve months. The Company may decide to sell additional equity or increase its borrowings in order to fund increased product development or for other purposes. There can be no assurances that the Company will be able to raise additional financing, or on favorable terms. The Company currently has no arrangements, understanding or agreement for additional funding.

OFF BALANCE SHEET ARRANGEMENTS

We, currently, have no off-sheet balance arrangements.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company (HPEV,Inc.) and its wholly owned subsidiary, HPEV, Inc., a corporation incorporated in Delaware on March 24, 2011.

All significant inter-company transactions and balances have been eliminated.

Year end– The Company’s year end is December 31.

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

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from March 24, 2011 (Date of Inception) through December 31, 2012, one option (issued October 30, 2011 for 200,000 common shares at a purchase price of $0.55 per share) and 8,091,435 warrants were outstanding. Additionally, we have 200 preferred shares outstanding of which can be converted into 50,000 shares of common stock for a total of 10,000,000 shares of common stock if converted.

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

Concentration of risk – A significant amount of HPEV’s assets and resources were dependent on the financial support of Phoenix Productions and Entertainment Group.  The Company has successfully pursued other avenues of financial support.

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

Advertising costs –The Company recorded no advertising and promotion costs from inception (March 24, 2011) to December 31, 2012.

Research and development – Costs of research and development are expensed in the period in which they are incurred.

Legal Procedures – The Company is not aware of, nor is it involved in any pending legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Footnotes to the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-2

Consolidated Statements of Operations from Inception (March 24, 2011) through December 31, 2011 and for the year ended December 31, 2012 and from Inception (March 24, 2011) through December 31, 2012	F-3

Consolidated Statement of Stockholders’ Equity from Inception (March 24, 2011) through December 31, 2012	F-4

Consolidated Statements of Cash Flows from Inception (March 24, 2011) through December 31, 2011 and for the year ended December 31, 2012 and from Inception (March 24, 2011) through December 31, 2012	F-5

Consolidated Notes to Financial Statements	F-6

DE JOYA GRIFFITH
Certified Public Accountants and Consultants
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HPEV, Inc.

We have audited the accompanying consolidated balance sheets of HPEV,Inc. (A Development Stage Company) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012, for the period from inception (March 24, 2011) through December 31, 2011 and for the period from inception (March 24, 2011) through December 31, 2012. HPEV, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HPEV, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from inception (March 24, 2011) through December 31, 2011 and for the period from inception (March 24, 2011) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 29, 2013

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2012	December 31, 2011
	Audited	Audited
ASSETS

Current assets
Cash	$194,721	$78,361
Prepaid expense	373,679	911,589
Total current assets	568,400	989,950
Intangible assets	73,582	44,564

Total assets	$641,982	$1,034,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$410
Accounts payable	177,280	103,701
Accounts payable related party	52,305	-
Notes payable – related party	34,110	884,594
Total current liabilities	263,695	988,705

Total liabilities	263,695	988,705

Commitments and contingencies

Stockholders' equity
Preferred stock: $.001 par value:
15,000,000 shares authorized, 200 and 0 shares issued and outstanding as of Dec. 31, 2012 and Dec. 31, 2011, respectively
Common stock; $.001 par value; 100,000,000 shares authorized, 42,970,441 and 48,613,125 shares issued and outstanding as of
Dec. 31, 2012 and Dec. 31, 2011, respectively.	42,970	48,613
Additional paid-in capital	6,043,672	13,121,411
Common stock held in escrow, 4,676,000
shares issued and held	39,469
Common stock receivable	-	(8,000,000)
Accumulated deficit during development stage	(5,747,824)	(5,124,215)
Total stockholders' equity	378,287	45,809

Total liabilities and stockholders' equity	$641,982	$1,034,514

The accompanying notes are an integral part of these financial statements.

  HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		From Inception	From Inception
		(March 24, 2011)	(March 24, 2011)
	For the year ended	through	through
	December 31, 2012	December 31, 2011	December 31, 2012
	Audited	Audited	Audited
Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Director stock compensation	(2,650,000)	2,650,000	-
Consulting	1,902,392	1,604,580	3,506,972
Professional fees	447,139	538,479	985,618
Research and development	242,717	114,355	357,072
General and administrative	110,063	41,801	151,864
Loss on deposit	-	100,000	100,000
Loss on intangible property	-	75,000	75,000

Total operating expenses	52,311	5,124,215	5,176,526

Other income and expenses
Interest expense	(204,797)	-	(204,797)
Finance cost	(622,522)	-	(622,522)
Gain on settlement of debt	256,021	-	256,021

Net loss	(623,609)	$(5,124,215)	$(5,747,824)

Basic loss per common share	$(0.01)	$(0.11)

Basic weighted average
common shares outstanding	47,646,411	45,170,729

                                    The accompanying notes are an integral part of these financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (MARCH 24, 2011) THROUGH DECEMBER 31, 2012

					Additional	Common			Total
	PreferredStock		Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Held In Escrow	Receivable	Deficit During Development Stage	Equity
Inception, March 24, 2011	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Founder shares April 4, 2011	-	-	22,000,000	22,000	-	-	-	-	22,000

Shares issued for reverse merger April 15, 2011	-	-	23,956,690	23,957	8,178,258	-	(8,000,000)	-	202,215

Shares issued for consulting services April 1, 2011 @ $.70	-	-	1,100,000	1,100	768,900	-	-	-	770,000
									-
Shares issued for consulting services May 11, 2011 @ $.75	-	-	1,823,185	1,823	1,365,566	-	-	-	1,367,389

Shares received through cancellation of shares written-off prior to reverse merger.	-	-	(416,750)	(417)	417	-	-	-	-

Shares issued for direct cash investment November 8, 2011 @ $.33	-	-	150,000	150	49,850	-	-	-	50,000

Options granted for legal services	-	-	-	-	108,420	-	-	-	108,420

Shares issued to director by shareholder as compen- sation	-	-	-	-	2,650,000	-	-	-	2,650,000

Net loss	-	-	-	-	-	-	-	(5,124,215)	(5,124,215)

Balance as of December 31, 2011	-	$ -	48,613,125	$48,613	$13,121,411	$ -	$(8,000,000)	$ (5,124,215)	$ 45,809

Shares received from rescinded transaction prior to reverse merger February 13, 2012	-	-	(1,920,000)	(1,920)	(7,998,080)	-	8,000,000	-	-

Shares received through cancellation of shares written-off prior to reverse merger. February 17, 2012	-	-	(83,350)	(83)	83	-	-	-	-

Shares issued for consulting services March 23, 2012 @$1.07	-	-	1,000,000	1000	$1,069,000	-	-	-	1,070,000

Shares returned by director to shareholder April 13, 2012	-	-	-	-	(2,650,000)	-	-	-	(2,650,000)

Spirit Bear loan warrants finance cost April 27, 2012	-	-	-	-	516,992	-	-	-	516,992

Spirit Bear loan warrants finance cost May 22, 2012	-	-	-	-	64,560	-	-	-	64,560

Issuance of warrants of common stock June 1, 2012	-	-	-	-	99,229	-	-	-	99,229

Shares issued for direct cash investment June 12, 2012 @ $0.50	-	-	10,000	10	4,990	-	-	-	5,000

Shares issued for manufacturing services June 8, 2012 @$0.75	-	-	26,666	26	19,974	-	-	-	20,000

Spirit Bear loan warrants finance cost June 28, 2012	-	-	-	-	1,621	-	-	-	1,621

Spirit Bear loan warrants finance cost July 11, 2012	-	-	-	-	39,349	-	-	-	39,349

Issuance of warrants of common stock August 6, 2012	-	-	-	-	110,029	-	-	-	110,029

Spirit Bear penalty warrants finance cost September 30, 2012	-	-	-	-	68,234	-	-	-	68,234

Shares issued for direct cash investment December 5, 2012 @ $2,500	200	-	-	-	500,000	-	-	-	500.000

Spirit Bear penalty warrants finance cost December 31, 2012	-	-	-	-	129,179	-	-	-	129,179

Debt settlement – escrow shares	-	-	(4,676,000)	(4,676)	(34,793)	39,469	-	-	-

Debt settlement- forgiveness of debt	-	-	-	-	911,894	-	-	-	911,894

Officer contributed capital	-	-	-	-	70,000	-	-	-	70,000

Net Income	-	-	-	-	-	-	-	(623,609)	(623,609)

Balance as of December 31, 2012	200	$ -	42,970,441	$ 42,970	$ 6,043,672	$ 39,469	$ -	$ (5,747,824)	$ 378,287

The accompanying notes are an integral part of these financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	From Inception	From Inception
	Year	(March 24, 2011)	(March 24, 2011)
	Ended	through	through
	December 31, 2012	December 31, 2011	December 31, 2012
	Audited	Audited	Audited
Cash flows from operating activities:
Net loss	$(623,609)	$(5,124,215)	$(5,747,824)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued to founder	-	22,000	22,000
Stock issued for consulting services	1,627,910	1,600,802	3,228,712
Gain on settlement of debt	(256,021)	-	(256,021)
Warrants issued for loan penalty	197,413	-	197,413
Warrants issued for interest	209,258	108,420	317,678
Stock compensation	-	-	-
Amortization of financing cost	622,522	-	622,522
Director stock compensation from shareholder	(2,650,000)	2,650,000	-
Impairment of intangible asset and deposit	-	175,000	175,000
Changes in operating assets and liabilities:
Increase in accrued interest	6,021	-	6,021
Increase in accounts payable related party	52,305	-	52,305
Increase in accounts payable	143,579	92,064	235,643
Net cash used by operating activities	(670,622)	(475,929)	(1,146,551)

Cash flows from investing activities:
Increase of intangible assets	(29,018)	(44,564)	(73,582)
Cash acquired in reverse merger	-	37	37
Net cash used by investing activities	(29,018)	(44,527)	(73,545)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	50,000	55,000
Proceeds from sale of preferred stock	500,000	-	500,000
Proceeds from notes payable	439,722	-	439,722
Payment on notes payable	(189,722)	-	(189,722)
Proceeds from notes payable – related party	62,200	548,407	610,607
Payments on notes payable – related party	(1,200)	-	(1,200)
Bank overdraft	-	410	410

Net cash provided by financing activities	816,000	598,817	1,414,817

Net increase in cash and cash equivalents	116,360	78,361	194,721

Cash, beginning of period	78,361	-	-

Cash, end of period	$194,721	$78,361	$194,721
Supplemental information:
Interest paid with cash	$1,327	$-		$1,327
Supplemental Schedule of non-cash Activities:
Accrued interest forgiven	$6,021	$-		$6,021
Related party accrued salary forgiven	$70,000	$-		$70,000
Related party notes payable forgiven	$911,894	$-		$911,894
Shares issued for services	$373,679	$911,589		$1,285,268
Common stock receivable	$(8,000,000)	$8,000,000	$
Assumed as part of reverse merger
Intangible assets	$-	$175,000		$175,000
Deposit	$-	$100,000		$(100,000)
Prepaid asset	$-	$375,002		$375,002
Accounts payable	$-	$(11,637)		$(11,637)
Notes payable related party	$-	$(336,187)		$(336,187)
Stock issued for prepaid services	$1,090,000	$-		$1,090,000

The accompanying notes are an integral part of these financial statements.

HPEV, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

1 .  DESCRIPTION OF BUSINESS AND HISTORY

Description of business and history –  HPEV, Inc., a Nevada corporation (formerly known as Bibb Corporation and Z3 Enterprises) (hereinafter referred to as “HPEV” or “The Company”), was incorporated in the State of Nevada on July 22, 2002. The Company’s principal operations were to produce fully integrated multi-media products targeting the marginally literate. The Company changed its focus to educational entertainment and reality show programming; feature films and special event marketing upon entering into a Joint Venture Agreement (the ”Joint Venture Agreement”) with Phoenix Productions and Entertainment Group (PPEG) in September 2010.

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

The  terms of the Share Exchange Agreement  required the current board of directors of Z3E (the “Board”) to designate Quentin Ponder and Timothy Hassett as directors of Z3E, as well as two other directors to be named later by HPEV.

On April 5, 2012, the Company amended its Articles of Incorporation to change its name from Z3 Enterprises, Inc. to HPEV, Inc. On the same date, the board appointed Timothy Hassett as Chief Executive Officer, Quentin Ponder as Chief Financial Officer (he remains Treasurer), Theodore Banzhaf as President and Judson Bibb as Vice President (he remains Secretary).

On April 6, 2012, the Board of Directors amended the bylaws.  Specifically, they voted to increase the number of directors, to enable the filling of vacancies on the board of directors by majority vote of the remaining directors or director and to appoint Timothy Hassett and Quentin Ponder to serve as Chairman of the Board and Vice Chairman, respectively.

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

Subsequent to the closing of the Share Exchange, Z3E changed its business focus to attempting to commercialize the HPEV technologies in a variety of markets by licensing its heat pipe technologies to electric motor, generator and vehicle component manufacturers. The Company also plans to license its hybrid conversion system to fleet owners and service centers.

Effective April 23, 2012, the Financial Industry Regulatory Authority (“FINRA”) approved  the Company’s name change and the symbol change from BIBB to WARM.

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents.  Since then, additional patents have been awarded and filed. Therefore, as of March 29, 2013, our subsidiary, HPEV, owns the rights to five  patents, and twelve  patent-applications pending with two remaining to be assigned.

The patents and patents-pending owned by HPEV cover composite heat pipes and their applications as well as an electric load assist. The utilization of composite heat pipes should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components. The parallel vehicle platform enables vehicles to alternate between two sources of power.

The Company intends to license heat pipe technology to manufacturers of electric motors and generators as well as vehicle parts such as brakes, resistors and calipers. It also plans to commercialize the patents by implementing and licensing a plug-in hybrid electric vehicle conversion system based on the parallel vehicle platform.

The Company is currently sourcing or commissioning the components to perform its initial conversion.  The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include commercial and fleet vehicles ranging from heavy duty pick-ups to tractor-trailer trucks and buses.

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

As operations have consisted of general administrative and pre-production activities, HPEV, Inc. is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.

On December 9, 2011, Z3E and PPEG mutually agreed to dissolve their Joint Venture Agreement. The reason was due to a change in business direction by Z3 as a result of its acquisition of HPEV, Inc.  The Joint Venture Agreement did not provide for any termination penalties.

Going concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Since the reverse merger of HPEV, Inc. and Z3 Enterprises, Inc. on April 15, 2011, cash outlays have been $1,146,551 from operating activities and $73,582 from investing activities which have been financed primarily through loans and stock sales.  The net book loss is approximately $5,747,824 during the period from March 24, 2011 (Date of Inception) through December 31, 2012. The Company has not fully commenced its operations and is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

These consolidated financial statements include the accounts of the subsidiary HPEV (A Delaware Corporation) and its parent HPEV (formerly known as Z3 Enterprises) (A Nevada Corporation). On April 20, 2012, the Company officially changed its name to HPEV, Inc.

All significant inter-company transactions and balances have been eliminated.

Year End

The Company’s year end is December 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the years ended December 31, 2012 and 2011, and for the period from inception (March 24, 2011) to December 31, 2012, the Company did not report any revenues.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The valuation of our fair value instruments is determined using Level 1 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable and accrued expenses, loan payable and notes payable – related party.

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

Net Loss Per Common Share

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from March 24, 2011 (Date of Inception) through December 31, 2012, one option (issued October 30, 2011 for 200,000 common shares at a purchase price of $0.55 per share) and 8,091,435 warrants were outstanding. Additionally, we have 200 preferred shares outstanding of which can be converted to 50,000 shares of common stock for total of 10,000,000 common shares if converted.

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10.  ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As of December 31, 2012, the Company has not implemented an employee stock based compensation plan.

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

Concentration of Risk

A significant amount of HPEV’s assets and resources have been dependent on the financial support of Phoenix Productions and Entertainment Group.  The Company has successfully negotiated outside investment and continues to seek additional funding.

Intangible Assets

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2012 and 2011, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various patents. The patents are recorded at cost. The Company determined that the patents have an estimated useful life of 10 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company plans to commence amortization upon commencing operations.

Advertising Costs

The Company recorded no advertising and promotion costs from inception (March 24, 2011) to December 31, 2012.

Research and Development

Costs of research and development are expensed in the period in which they are incurred.

Legal Procedures

The Company is not aware of, nor is it involved in any pending legal proceedings.

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2013-05 and believes that none of them will have a material effect on the Company’s financial statements.

3.	NOTES PAYABLE

On September 7, 2010, the Company entered into a loan agreement with Phoenix Productions and Entertainment Group  (“PPEG”) for an interest-free loan up to $1,000,000 (the “PPEG Loan Agreement”). Up to December 11, 2012, the Company borrowed an aggregate of $911,894 under the PPEG Loan Agreement which was used for the Company’s operations, potential acquisitions, acquisition of intellectual property rights and HPEV, Inc.

On March 3, 2012, the Company entered into a loan agreement with Action Media Group, LLC, an Arizona limited liability company (“Action Media”) for $500,000 but under which it only borrowed $250,000. The terms of the loan included a 3% annual interest and payment of principal and interest to begin upon a mutual agreed upon date in the future. Maturity of the loan was perpetual or upon mutual agreement of both parties or if conditions were breached or in default. In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company.

On August 8, 2012, the Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company's obligations to repay Spirit Bear within 180 days from each date of funding, and the Company's obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans. The warrants granted to Spirit Bear totaled 665,374 shares. The value of these warrants was estimated yield of 0% and expected volatility of 250%. These options were valued at $622,523 and the aggregate value was capitalized as financing cost and has been amortized and charged to financing cost expense in the amount of $622,523 as of December 31, 2012.

In the event payment is not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants. On December 14, 2012, the penalty warrants for all four loans owed to Spirit Bear totaled 819, 223. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 as of December 31, 2012.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear 200 shares of  the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and 3 sets of  warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at the respective exercise prices of $0.35, $0.50 and $0.75  per share (See Note 6). The aggregate purchase price for sale of the Preferred Stock and warrants was $500,000, of which $313,777 was paid in cash and $186,222 was paid by cancellation of $186,222 in outstanding indebtedness held by Spirit Bear.

On December 11, 2012, the Company concluded negotiations on a debt settlement agreement by and among the Company, PPEG, Action Media (PPEG and Action Media collectively, the “Debt Holders”) and Spirit Bear. To help induce Spirit Bear to invest in the Company, the Debt Holders agreed to forgive debt of $1,161,894 and accrued interest owed to them by the Company (the “Debt”) and release the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

Pursuant to the Debt Settlement Agreement, $911,894.00 outstanding under the PPEG Loan Agreement was forgiven. Action Media agreed to forgive all outstanding debt and accrued interest under the loan. The Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be cancelled and returned to treasury (See Note 12). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven (See Note 4).

4.	COMMITMENTS AND CONTINGENCIES

As part of the debt settlement agreement on December 11, 2012 with PPEG and AM, the debt holders were to return to escrow a total of 4,676,000 of which, 3,676,000 will be cancelled upon the filing of a registration statement with the SEC. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide $400,000 on a pro rata basis based on each company's respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity as shares held in escrow.

5.	STOCKHOLDER’S EQUITY

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 200, issued and outstanding as of December 31, 2012.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear 200 shares of the Company’s Series A Convertible Preferred Stock. Each share of the Preferred Stock is convertible into 50,000 shares of Company’s common stock at a conversion price of $2,500 per share.

Pursuant to the Securities Purchase Agreement (the "SPA") with Spirit Bear Limited (“Spirit Bear”), the agreement stipulated several covenants which were to occur prior to closing. The Company’s Board of Directors, irrespective of the number of members, for three years after closing has to be composed of an even number of members of which at least 50% shall be designated by Spirit Bear. Additionally, the Bylaws were to be amended as agreed upon in the SPA. As of December 31, 2012 these items stated above had not yet been delivered in part because Spirit Bear had designated two of their three allotted nominees as of such date.. On February 6, 2013, the Company received a letter from Spirit Bear which stated that the Company was in default of the Stock Purchase Agreement (See Subsequent Events - Note 12 for further information).

Common Stock

The Company has 100,000,000 common shares authorized and 47,646,441 issued and outstanding as of December 31, 2012 of which 4,676,000 are held in escrow.

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

On April 4, 2011, 21,880,000 shares out of the 22,000,000 shares of Z3E common stock were issued to Timothy Hassett, Quentin Ponder, Mark Hodowanec and Darren Zellers. The remaining 120,000 shares were issued on December 14, 2011 to Quentin Ponder and Darren Zellers.

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

On September 17, 2010, prior to the reverse merger with HPEV, Inc., the Company entered into an acquisition agreement with Usee.  As part of the agreement 10,500,000 shares were issued to the share holders of Usee.  Upon further due diligence investigation the Company cancelled the agreement and all the shares were required to be returned.  Before the reverse merger, 8,369,310 shares belonging to Usee, Inc, were returned to the transfer agent, cancelled and assigned a value of zero. The remaining shares were written off by Z3 prior to its merger with HPEV, Inc. On October 21, 2011, 416,750 shares belonging to IFMT, Inc. were returned to the transfer agent, cancelled and assigned a value of zero.  The shares were originally issued as part of the Usee transaction which was subsequently terminated.

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

On February 11, 2012, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media, for 12 months.  The shares were issued on March 23, 2012 and valued at $1,070,000.

On February 17, 2012 an additional 83,350 shares belonging to IFMT, Inc. were returned to the transfer agent and cancelled.  The shares were originally issued as part of the Usee transaction which was subsequently terminated.  Prior to the reverse merger with HPEV, Inc. the Company entered into an acquisition agreement with Usee, Inc. and Usee CA, Inc.  Upon further due diligence investigation the Company cancelled the agreement and all the shares were required to be returned. No value was assigned to the cancelled shares.

On April 5, 2012, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State noting the increase in authorized common stock to 100,000,000 shares.

On April 13, 2012, Judson Bibb returned the 5,000,000 shares he had received from Phoenix Productions and Entertainment Group (PPEG) back to PPEG resulting in a reversal of the expense in the quarter ending March 31, 2012, as such the Company recognized a gain due to the return of shares of $2,650,000.

On June 8, 2012, the Board of Directors authorized the issuance of 26,666 shares of restricted common stock valued at $0.75 totaling $20,000 to Wayne Wilcox of Geartech Heavy Duty in lieu of payment for work performed on a component of the initial hybrid conversion vehicle. The Board of Directors also authorized the issuance of 10,000 shares of restricted common stock valued at $0.50 to an accredited investor in exchange for $5,000 in funding.

A number of warrants were also included in the Securities Purchase Agreement.  (See below under Warrants and Options)

On December 11, 2012,pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. The debt forgiveness was accounted for as contributed capital as PPEG was a significant shareholder. In additions, the Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC,  3,676,000 shares were  to be cancelled and returned to treasury (See Note 12). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven. As of December 31, 2012 the 4,676,000 were removed from outstanding and classified as held in escrow in the amount of $39,469 based on the historical value of shares.

On December 17, 2012, pursuant to the Spirit Bear investment, two officers of the Company agreed to forgo accrued salaries totaling $70,000. The debt forgiveness was accounted for as additional paid in capital.

6.	WARRANTS AND OPTIONS

On October 31, 2011, stock options to purchase 200,000 shares at $0.55 were issued to The Crone Law Group, these options were issued in order to satisfy penalty services rendered and payments defrayed.  The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 0.41%; dividend yield of 0% and expected volatility of 289%. These options were valued at $108,420 and charged to professional fees.

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

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company.  On August 8, 2012, The Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans.  The warrants granted to Spirit Bear totaled 665,374 shares.  The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622,522 and the aggregate value was capitalized as financing cost and has been amortized and charged to financing cost expense in the amount of $622,522 as of December 31, 2012.

In the event payment is not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants.

On December 14, 2012,  the penalty warrants for all four loans owed to Spirit Bear totaled 819, 223. The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 as of December 31, 2012.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear (i) 200 shares of  the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (subject to adjustment as provided in the warrant); and 2,000,000 shares of the Company’s common stock at an exercise of $0.75 per share (subject to adjustment as provided in the warrant). The aggregate purchase price for sale of the Preferred Stock and warrants was $500,000, of which $313,777 was paid in cash and $186,222 was paid by cancellation of $186,222 in outstanding indebtedness held by Spirit Bear.  The warrants may be exercised on a cashless basis.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2012 and changes during the fiscal year ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2011	-	$-	-
Granted	8,091,435	$0.48	3.71
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at December 31, 2012	8,091,435	$0.48	3.71
Exercisable at December 31, 2012	8,091,435	$0.48	3.71

7.	RELATED PARTY TRANSACTIONS

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

Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to the Company of $598,207 leaving a balance due as of December 11, 2012 of $911,894. On that date, the  Company signed a debt settlement agreement and the loan was forgiven. (See Note 3).

During the period from inception (March 24, 2011) to December 31, 2012, Judson Bibb, Director, advanced $22,910 in interest free, unsecured, due on demand funds.  As of December 31, 2012, $22,910 remains due and payable.

During the quarter ended December 31, 2012. Quentin Ponder, Director and Chief Financial Officer, loaned the Company a total of $1,630 in interest-free, unsecured, due-on-demand loans. As of December 31, 2012, $4,470 remains due and payable.

8.	INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the period presented because we have experienced operating losses since inception. Per authoritative guidance pursuant to accounting for income tax and uncertainty in income taxes, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that as a development stage company, it is prudent to assume that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. As of December 31, 2012 and 2011, the Company had $1,381,499 and $764,993, respectively in net loss carry forwards.

The components of the Company's deferred tax asset as of December 31, 2012 and 2011 is as follows:

	Since Inception to December. 31. 2012	Since Inception to December31, 2011
Net operating loss carry forward	$483,525	$267,748
Valuation allowance	(483,525)	(267,748)

Net deferred tax asset	$--	$--

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Since Inception December 31, 2012	Since Inception December 31, 2011
Tax at statutory rate (35%)	$215,777	$267,748
Increase in valuation allowance	(215,777)	(267,748)

Net deferred tax asset	$--	$--

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes that as a development stage company it is prudent to assume that it is likely that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carryforwards start to expire in 2031.

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2006. The Company will file its U.S. federal return for the year ended December 31, 2012 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

9.	INTELLECTUAL PROPERTY

As of March 28, 2013, HPEV Inc.’s wholly owned subsidiary was assigned the rights to five patents and eight patents-pending with two remaining to be assigned.   The issued patents and the majority of the patents-pending relate to the utilization of heat pipes to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the heat pipes provide lower costs, improved performance benefits and longer product life.  Another patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.

The direct cost (since inception) for legal services related to the patents was $73,582. This amount was capitalized as an asset.

10.	PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. As of December 31, 2012, the prepaid balance is $245,045.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per share were issued to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media.  The services are for a 12 month term. As of December 31, 2012, the prepaid balance is $128,634

11.	COMMON STOCK RECEIVABLE

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, the Company assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Company common stock back to the Company which the Company’s intended to have cancelled.  On February 23, 2012, 1,920,000 shares of the Company common stock were returned to the Company and cancelled.  Consequently, the Company had an $8,000,000 stock receivable removed from its books

12.	SUBSEQUENT EVENTS

Pursuant to the Debt Settlement Agreement signed with Phoenix Productions and Entertainment Group, Action Media Group and Spirit Bear Limited signed on December 11, 2012, 3,676,000 shares of common stock that were being held in escrow were cancelled on January 14, 2012. That left 1,000,000 shares remaining in escrow and a total of 43,970.411 shares of common stock outstanding.

Pursuant to a debt settlement with the Crone Law Group, on February 13, 2013, the Board of Directors approved the issuance of 25,000 shares of restricted common stock to Mark Crone, the owner of the law group, to satisfy an outstanding balance of $30,975.

Pusuant to a non-statutory stock option (the “Option”) to purchase 200,000 shares of the Company’s Common Stock at a purchase price of $0.55 per share granted by the board  on October 30, 2011 to the Crone Law Group for services rendered and payments defrayed,  Mark Crone elected to convert the options by cashless exercise. Therefore, on February 13, 2013, the Board of Directors also approved the issuance of 90,000 shares of common stock to the Crone Law Group.

On February 6, 2013, the Company received a letter form Spirit Bear which stated that the Company was in default of the Stock Purchase Agreement. According to Spirit Bear, the Company had not acted promptly to make 50% of the board of directors Spirit Bear designees. In addition, Spirit Bear stated that the company had not amended its bylaws with respect to Special Meetings and Meeting Adjournments nor had it provided a certified copy of its Articles of Incorporation within 10 days of the closing of the Stock Purchase Agreement. Pursuant to the Securities Purchase Agreement with Spirit Bear Limited, ("Spirit Bear"), the bylaws relating to Special Meetings and Meeting Adjournments were amended verbatim with what was required in the agreement effective February 20, 2013. Jay Palmer and Carrie Dwyer were appointed to the board of directors on the same date and Donica Holt was appointed to the board of directors on March 7, 2013. Despite electing two new board members at the first board meeting subsequent to the date the SPA was closed, the Company received another letter from counsel to Spirit Bear on March 7, 2013 indicating that the Company was still in default of its obligations under the SPA and the compensation authorized by the Board on February 20, 2013 (as disclosed in the Current Report on Form 8-K filed February 26, 2013) was self-dealing and resulted in the anti-dilution provision provided for in the SPA.

Subsequently, the Company rescinded the change in the president’s milestone prices of his options and the cashless exercise thereof, the granting of options to its vice-president and the compensation levels established by the Board on February 20, 2013 (See below).

On February 20, 2013, the Board of Directors voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices have been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for  20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

The board also granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

On March 21, 2013, the Company and Judson Bibb signed an agreement rescinding the options granted.

On March 24, 2013, the Company and Ted Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase one million shares as well as the cashless exercise thereof awarded to the President.

Over the past three months, Quentin Ponder has loaned the Company another $4,100. Therefore, as of March 28, 2013, a total of $15,300 in interest-free, unsecured, loans remains due and payable to Mr. Ponder.

On April 12, 2013, the Company and Spirit Bear Limited reached agreement regarding the settlement of allegations that the Company did not perform certain obligations pursuant to the Securities Purchase Agreement dated December 14, 2012 with Spirit Bear, and with respect to certain actions taken by the Company with respect to providing compensation to its management. Spirit Claim claimed, among others, that such actions triggered the anti-dilution protection provided to Spirit Bear in the Securities Purchase Agreement. Spirit Bear agreed to discharge the Company from all claims Spirit Bear may have had as well as to forgo all actions of any kind related to those claims which existed on or prior to April 12, 2013. Both parties also agreed that the signing of the agreement did not constitute an admission of wrongdoing or liability.

To satisfy the allegations, the Company and Spirit Bear agreed to amend the Certificate of Designation to provide that each share of Series A Convertible Preferred Stock can be converted into 50,000 shares of common stock and have the voting rights equal to 50,000 shares. Previously, each share of preferred stock was convertible into 20,000 shares of common stock and had the voting rights equal to 20,000 shares.

The Company and Spirit Bear also agreed to change the terms of the option provided to Spirit Bear in the Securities Purchase Agreement. The new language provides that the Company can sell up to 200 additional preferred shares and warrants to Spirit Bear, or other qualified investors designated by Spirit Bear, if before December 14, 2013, the Company’s technology is incorporated in (i) three motors or alternators or (ii) two motors and one auxiliary mobile power system, and the same are comprehensively tested in accordance with applicable standards and the results of those tests meet or exceed minimum requirements for certification under those standards. If the milestones are not met prior to such date, Spirit Bear retains its right to purchase 200 additional preferred shares and warrants until December 14, 2014.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

The Company’s management does not expect that its internal controls over financial reporting will prevent all errors and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

 Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

 Because we have only four officers, the Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls because of the limited time and abilities of the four officers, and (2) there is no separate audit committee.  As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

Changes in internal control over financial reporting
There were no changes in our internal controls over the financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS. EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and directors.  Our codes of business conduct and ethics are available on our Web site at www.hpevinc.com.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be contained in the Company’s Proxy Statement for its 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, and which is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
3.2	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on September 9, 2010).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Form SB-2 filed with the SEC on August 9, 2007).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2012).
3.5	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q filed with the SEC on May 15, 2012
3.6*	Bylaws of the Company dated February 20, 2013
4.1
Certificate of Designations of Rights, Preferences, Privileges and Restrictions, Which have not been Set forth in the Certificate of Incorporation of the Series A Convertible Preferred Stock of HPEV, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.1
Joint Venture Agreement dated September 3, 2010 between Phoenix Productions and Entertainment Group, LLC and the Company (incorporated by reference to Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on September 9, 2010).

10.2
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

10.4
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

10.11	Rescission Agreement dated September 2, 2011 between Richard Glisky and the Company (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K filed with the SEC on October 3, 2011).
10.12	Consulting Agreement dated April 1, 2011 between Summit Management and HPEV, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K filed with the SEC on April 2, 2012).
10.13	Consulting Agreement dated April 1, 2011 between Timothy Hassett and HPEV, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K filed with the SEC on April 2, 2012).
10.14	Addendum to Summit Management Consulting Agreement dated January 2, 2012. (incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K filed with the SEC on April 2, 2012).
10.15	Addendum to Timothy Hassett Consulting Agreement dated January 2, 2012(incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K filed with the SEC on April 2, 2012).
10.16	Consulting Agreement dated February 13, 2012 between Lagoon Labs, LLC and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on May 15, 2012).

10.17
Warrant issued to McMahon, Serepca LLP for financial accommodations dated June 4, 2012. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q filed with the SEC on November 19, 2012).

10.18	Spirit Bear Note and Warrant Purchase Agreement dated August 9, 2012. (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-Q filed with the SEC on November 19, 2012).
10.19
Spirit Bear Promissory Note B-1 issued pursuant to the Note and Warrant Purchase Agreement and dated April 27, 2012. (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-Q filed with the SEC on November 19, 2012).

10.20
Spirit Bear Promissory Note B-2 issued pursuant to the Note and Warrant Purchase Agreement and dated May 22, 2012. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-Q filed with the SEC on November 19, 2012).

10.21
Spirit Bear Promissory Note B-3 issued pursuant to the Note and Warrant Purchase Agreement and dated June 28, 2012. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-Q filed with the SEC on November 19, 2012).

10.22
Spirit Bear Promissory Note B-4 issued pursuant to the Note and Warrant Purchase Agreement and dated July 11, 2012. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-Q filed with the SEC on November 19, 2012).

10.23	Spirit Bear Loan Extension Agreement for Note B-1 dated October 26, 2012 (incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-Q filed with the SEC on November 19, 2012).
10.24
Securities Purchase Agreement, dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.25
Registration Rights Agreement dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc.  (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.26
Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to registrant’s Current Registration Statement on S-1filed with the SEC on January 11, 2013).

10.27
Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc (incorporated by reference to registrant’s Current Registration Statement on S-1filed with the SEC on January 11, 2013).

10.28
Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc (incorporated by reference to registrant’s Current Registration Statement on S-1filed with the SEC on January 11, 2013).

10.29
Patent and Security Agreement dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc.  (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.30
Debt Settlement Agreement, dated December 11, 2012, by and among HPEV, Inc., Phoenix Productions and Entertainment Group and Action Media Group, LLC (incorporated by reference to registrant’s Current Registration Statement on S-1filed with the SEC on January 11, 2013).

10.32*	Loan Agreement dated March 7, 2012 between HPEV and Action Media Group LLC.
10.33*	Warrant issued to McMahon, Serepca, LLP for financial accommodation dated August 6, 2012
10.34*	Rescission Letter dated March 21, 2013 between Judson Bibb and the Company
10.35*	Rescission Letter dated March 24, 2013 between Theodore Banzhaf and the Company
10.36*	Settlement Agreement dated April 12, 2013 between Spirit Bear Limited and the Company
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K filed with the SEC on October 3, 2011).
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, INC.

Date: April 15, 2013	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 15, 2013
Timothy Hassett
By: /s/ Quentin Ponder	Vice-Chairman , Chief Financial Officer,	April 15, 2013
Quentin Ponder	Treasurer (Principal Financial and Accounting Officer)

By: /s/ Judson Bibb	Vice-President and Secretary	April 15, 2013
Judson Bibb

By: /s/ Jay Palmer	Director	April 15, 2013
Jay Palmer

By: /s/ Carrie Dwyer	Director	April 15, 2013
Carrie Dwyer

By: /s/ Donica Holt	Director	April 15, 2013
Donica Holt