Form 10-K/A
period 2012-12-31
HPEV, INC.
filed 2013-05-02
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

[__]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

Commission File Number:  000-53443

HPEV, Inc.
 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of	75-3076597 (IRS Employer Identification No.)
incorporation or organization)

27420 Breakers Drive
Wesley Chapel, Florida 33544

 (Address of principal executive office)

Registrant’s telephone number, including area code:  (813) 929-1877

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [__]   No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [__]   No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [   ]   No  [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [__]                         Accelerated filer [__]

Non-accelerated filer [__]                         Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__]   No [ X ]

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates (based on the closing price of $0.40 on that date) was $9,334,576.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 44,085,441 shares of common stock as of April 29, 2013.

EXPLANATORY NOTE

HPEV, Inc. (the “Company” , “HPEV”, “we” or “us”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because HPEV will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2012.  This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the original Form 10-K Filing has been amended solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

As the Company previously disclosed in a Form 8-K filed on April 26, 2013, the Company's financial statements need to be restated, and the Company intends to file such restated financials no later than May 8, 2013 in a Form 10-K/A.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the original Form 10-K Filing and the Company’s other filings with the SEC.

PART III

ITEM 10: DIRECTORS. EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The following table sets forth the names, ages and positions of our current officers and directors.

Name	Age	Position(s)

Timothy Hassett	51	Chief Executive Officer and Chairman
Quentin Ponder	83	Chief Financial Officer, Treasurer and Vice Chairman
Theodore Banzhaf	48	President
Judson Bibb	56	Vice-President, Secretary and Director
Jay Palmer	55	Director
Carrie Dwyer	43	Director
Donica Holt	48	Director

Our directors are elected for a term of one year and serve until his or her successor is duly elected and qualified. Each of our officers are selected by the board of directors to a term of one year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office.

The Company has no nominating, auditing or compensation committees at this time.

BACKGROUND INFORMATION ABOUT THE OFFICERS

The following summarizes the occupational and business experience for our officers and directors.

Tim Hassett has been Chairman of HPEV, Inc. since its inception and Chief Executive Officer since April 5, 2012. He began his career as a marketing and business manager, for Rockwell Automation’s Motor Special Products division from1990 to 1995 where he launched new product platforms as well as developed and implemented global distribution initiatives and channels. From January1996 to March 2000, he worked at General Electric initially as a General Manager of Distribution Services in the Industrial Systems Division. His success led to an assignment to turnaround the Electric Motors Unit in the Industrial Systems Division. He restructured the unit, consolidated product lines and grew the business significantly. From March 2000 to August 2003, he served as President of Hawk Motors and Rotors, a division of Hawk Corporation, where he restructured the company, eliminated losses and significantly increased market share. From August 2003 to October 2005, he served as Vice President and General Manager of Wavecrest Laboratories, a propulsion systems and controls start-up. At Wavecrest, Mr. Hassett led the development and launch of four new product platforms. From June 2006 to October 2010, he served as President and Managing Director of LEMO USA, a Swiss-based connector company, where he restructured the company, kept operating costs in check, improved operating margins and significantly increased the size of the business.  From Dec. 2010 to October 2011, he served as President of Cavometrix, a connector company serving the medical, energy and alternative energy industries. Mr. Hassett earned a BS in Mechanical Engineering at Cleveland State and another BS in Physics at Youngstown State. He was one of the co-founders of HPEV, Inc and was awarded several patents or patents-pending which the Company will rely on to implement its business model. Plus, he has extensive experience and professional contacts in the electric motor industry. Electric motors will be a significant component of the HPEV hybrid conversion system and the Company’s thermal technology applications.

Quentin Ponder has served as an officer of the Company since October 20, 2011 when Mr. Ponder became President, Secretary and Treasurer. He relinquished his position as Secretary on November 11, 2011 and his position as President on April 5, 2012. On the same day in April 2012, he was appointed Chief Financial Officer and Vice Chairman.  Mr. Ponder is a seasoned executive with over 40 years of management experience. From January 1958 to October 1962, he served as a general partner in a manufacturing start-up which was successfully sold. From November 1962 to July 1967, he served as Senior Manufacturing Engineer at General Electric where he worked in the development of a flow manufacturing system. From July 1980 to June 1985, he worked for Franklin Electric as President where he restructured the company which became a global leader in submersible motors for water wells. From July 1985 to March 1990, he worked for Baldor Electric as President where he restructured the company which became one of the largest electric motor companies in the United States. From April 1990 to May 1997, Mr. Ponder worked for Lincoln Electric as a consultant to assist with the successful sale of the business. From May 1990 to the present, Mr. Ponder has worked as an independent management consultant. Mr. Ponder serves as one of two directors for Reliable Electric Motor Company, Inc.(an electric motor importer)  where he has a 33.3% ownership. He is also the sole director for Summit Management Consulting, Inc and Capital Alternatives, Inc (an oil field transportation company), both of which are 100% owned by him. Mr. Ponder also serves as Chief Financial Officer, Vice Chairman and Treasurer of HPEV. As such, he is responsible for the administration, finances and all documents prepared for and generated by HPEV, Inc. Mr. Ponder earned a Ph.D. from Columbia University in general management, accounting, and economics. Mr. Ponder’s extensive experience in the electric motor industry which includes three stints as president of multi-million dollar companies are a valuable addition to the Company. Electric motors will be a significant component of the HPEV hybrid conversion system and the Company’s thermal technology applications.

Theodore Banzhaf was appointed president of the Company on April 5, 2012. He has more than twenty years’ experience working with growing public and private companies in all facets of finance, growth strategies and management.  Most recently, from April 2009, Mr. Banzhaf served as President of Applied BioFuels Corporation, a privately held developer of biofuel production facilities.  Mr. Banzhaf served as President and CEO of SpatiaLight Technologies, Inc., a wholly owned subsidiary of SpatiaLight Inc. (NASDAQ: HDTV) from 2003-2007. Prior to his work at SpatiaLight, Mr. Banzhaf worked in capital markets primarily in institutional equities for a number of firms including Raymond James & Associates and C.E. Unterberg Towbin.  Mr. Banzhaf also ran a philanthropic organization to raise money for breast cancer charities from 2007-2009.  Mr. Banzhaf received his MBA from Southern Methodist University in 1991 and his Bachelor of Arts from Miami University in 1988.

Judson W. Bibb has been a director of the Company since April 15, 2011. He was appointed Secretary on November 11, 2011 and Vice President on April 5, 2012. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. He graduated Cum Laude from the University of South Florida in 1980 with a B.A. Degree in Mass Communications-Film.  Mr. Bibb was selected to serve as a director of the Company because of the continuity he provides with HPEV’s previous incarnations and his broad-ranging background that transcends a number of disciplines and, consequently, enables him to draw from a wide variety of resources. His background includes experience in marketing and public relations for a clientele that encompassed Fortune 500 corporations, national and international networks as well as a very diverse range of companies throughout North America, Latin America and the Caribbean.  His relevant business experience in automotive, trucking, electronics, retail, direct response and the Internet enhance the company’s efforts as it moves in a new direction. Over the past five years, he has worked as a writer and director for Image Alliance Inc., writing and producing segments for KPMG, T. Rowe Price, Agstar Financial Services, Briggs & Stratton, Catapillar, Georgia-Pacific, Lowes, Celebrity Cruises, Alaska Air, Pepsico, Hewlett-Packard, Bayer, Caremark, Wellpoint and T-Mobile among others.

Jay A. Palmer was appointed a director on February 20, 2013 pursuant to the Securities Purchase Agreement, dated as of December 14, 2012, by and between HPEV, Inc.  and Spirit Bear Limited,.  He is a 1979 summa cum laude graduate of the University of Pennsylvania. In 1984, Mr. Palmer founded Cardiff Consultants, Limited, a residential construction company specializing in renovation of fine private residences in Manhattan. In 1999, Cardiff Consultants began development of software products geared toward the CAD (computer-assisted design) market for architects, builders and designers. In 2003, Cardiff Consultants sold one of its CAD software businesses to a major software developer and thereafter began to develop software for other markets, focusing on add-ons, which Cardiff Consultants still produces, for Microsoft’s Outlook email software. Mr. Palmer, who resides in New York City, is the President of Spirit Bear Limited, a company founded for the purpose of investment in energy and technology ventures.

Carrie Dwyer was appointed a director on February 20, 2013 pursuant to the Securities Purchase Agreement, dated as of December 14, 2012, by and between HPEV, Inc.  and Spirit Bear Limited,.  She is a Certified Public Accountant and a 1994 graduate of William Jewell College.  Ms. Dwyer has more than 20 years of experience in the areas of accounting, management and human resources. In the past, Ms. Dwyer served as Business Operations Manager with Comcast Cable (2008-2009), Chief Financial Officer/Human Resources with Virtual Nvision LLC, Finance Director/Human Resources with Foss Training & Consulting, Inc., Finance Manager with Caremark, Incorporated, Manager of Corporate Accounting with Yellow Corporation and Controller with Aircraft Conversions, L.L.C./Alg Inc. Ms. Dwyer, who resides in Blue Springs, Missouri, has been a consultant with Perfect Biz Solutions, LLC since 1989.

Donica Holt was appointed a director on March 7, 2013 pursuant to the Securities Purchase Agreement, dated as of December 14, 2012, by and between HPEV, Inc.  and Spirit Bear Limited,.  She is a manager with over 15 years of experience in business planning, team building, client relationships and customer service.  Ms. Holt has previously served as a Customer Service Manager at Allied National, a Call Center Manager at Caremark, Inc., a Branch Manager at Gallagher Benefits, an Operations Manager at MHM Business Services and a Manager at Fortis Benefits. Ms. Holt resides in Lees Summit, Missouri and has been employed as a Benefit Manager at American Sterling Insurance Services since 2004.

Family relationships

There are no family relationships among any of our officers or directors.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee.

We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. The board of directors has not determined  whether any particular member  is an " financial expert" within the meaning of the rules and regulations of the SEC,

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. A copy of the Code of Ethics covering all of our employees, directors and officers, is available on our web site, hpevinc.com.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2012, Judson Bibb filed two delinquent Forms 4; Tim Hassett filed a delinquent Form 13D and a delinquent Form 3; Quentin Ponder, filed a delinquent Form 3; and Ted Banzhaf, President, filed a delinquent Form 3.

The other three directors (Jay Palmer, Carrie Dwyer and Donica Holt) all filed their Form 3 information on time.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)		Bonus Paid or Accrued ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Timothy Hassett (1) CEO and Chairman	2012 2011	$ $	80,000 47,500	$ $		$ $		$ $		$ $	0	$ $	80,000 47,500

Quentin Ponder (2) Chief Financial Officer and Director	2012 2011	$ $	60,000 45,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	60,000(3) 45,000

Judson Bibb Vice President and Director	2012 2011	$ $	48,000	$ $	0	$ $	0	$ $	0	$ $	2,650,000(4)	$ $	48,000 2,650,000

Theodore Banzhaf (5) President	2012 2011	$ $	8	$ $		$ $		$ $		$ $	0	$ $	8

(1) Appointed CEO and Chairman as of April 5, 2012.

(2) Removed from position as CEO and President and appointed as CFO as of April 5, 2012.

(3) Consulting fee paid to Summit Management Consulting for Quentin Ponder’s services.

(4) Judson Bibb received a gift of 5,000,000 shares on October 21, 2011 from PPEG, a shareholder that the Company had a Joint Venture Agreement with. The Joint Venture was dissolved on December 9, 2011. The shares were subsequently returned on April 13, 2012 and no financial benefit was accrued.  For accounting purposes, the shares are being treated as compensation.

(5) Appointed President of the Company as of April 5, 2012. Mr. Banzhaf will receive salary commensurate with his position when the Company has improved its financial situation. Currently, Mr. Banzhaf’s compensation is one dollar per month. When the Company has improved its financial situation, as determined by the Company having raised $3.5 million in investment funding, Mr. Banzhaf’s salary will be raised to $20,000 per month.

Employment Agreements

None of the members of the Board of Directors presently have employment agreements with HPEV, however, in 2011, HPEV, Inc. did have a consulting agreement with Summit Management Consulting, Inc., to furnish the services of Quentin Ponder to HPEV for a consulting fee of $5,000 per month. Effective January 1, 2012, the contract was modified and increased the monthly consulting fee to $7,500 per month.  During 2012, Mr. Ponder agreed to forgo payment on his agreement due to the financial condition of the Company.  On January 9, 2013, Mr. Ponder agreed to waive all accrued compensation from said agreement.  Mr. Timothy Hassett, CEO and Chairman of HPEV, Inc., had a consulting agreement with HPEV in 2011 pursuant to which he received $5,000 per month. Effective January 1, 2012, this agreement was modified and increased to $10,000 per month. During 2012, Mr. Hassett agreed to forgo payment on his agreement due to the financial condition of the Company.  On January 9, 2013, Mr. Hassett agreed to waive all accrued compensation from said agreement. On May 1, 2012, Judson Bibb signed a consulting agreement in which his services shall be retained for a fee of $6,000 per month. Payment of the fee is conditional upon the financial ability of the Company.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2012.

Compensation of Directors

The Company has not yet established a compensation plan for its directors. In 2011, Judson Bibb did receive a gift of 5,000,000 shares from PPEG, a company with whom Z3E had a joint venture agreement.  For accounting purposes, the shares are being classified as compensation. The shares were subsequently returned on April 13, 2012 and no financial benefit was accrued.

On February 20th, 2013, the board of directors granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

On March 21, 2013, the Company and Judson Bibb signed an agreement rescinding the options granted.

Compensation of Officers

On February 20, 2013, the Board resolved to provide the following compensation to its officers:

Starting to accrue on January 15, 2013, compensations of (i) $12,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $14,500 per month for Theodore Banzhaf, the President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, the Vice-President and Secretary. The salaries will not be paid until and unless the Company raises $1 million.

The board also resolved that when and if the Company achieves certain milestones, the compensation to the officers shall be increased. The milestones are as follows: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (which is defined as being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President and the Chief Technical Officer will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President and the Chief Technical Officer shall increase to $20,000 per month, and the compensation for the Vice President and Secretary shall increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer shall increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $18,000 per month, the compensation for the President shall increase to $24,000 per month,  the compensation for the Chief Technical Officer shall increase to $25,000 per month, and the compensation for the Vice President and Secretary shall increase to $12,000 per month.

With the achievement of the fourth milestone, the compensation for the Chief Executive Officer shall increase to $30,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $24,000 per month, the compensation for the President shall increase to $29,000 per month, the compensation for the Chief Technical Officer shall increase to $30,000 per month, and the compensation for the Vice President and Secretary shall increase to $15,000 per month.

In addition, the board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for common stock available for each officer plus, special payments from 5% of the Company’s net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

The board also resolved to decrease the exercise price of the five options to purchase one million shares awarded to the President, Mr. Banzhaf, and to provide for cashless exercise of these options. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices have been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

The board also granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis. On March 21, 2013 Judson Bibb signed an agreement rescinding the options granted.

On March 24, 2013, the Company and Ted Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase one million shares as well as the cashless exercise thereof awarded to the President.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock by (i) each person or group who is known by us to beneficially own more than 5% of our common stock; (ii) each director; (iii) all such executive officers and directors as a group.

Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.  Unless otherwise indicated, to HPEV’s knowledge, the persons or entities identified in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

As of April 29, 2013, there are 44,085,441 shares of common stock outstanding.  The following table assumes that all preferred shares, warrants and bonus options currently held by management or beneficial owners were either converted, exercised or achieved and purchased.  In such an instance, the number of shares of common stock outstanding would total 63,576,495.

Name of Beneficial Owner	Number of Shares Beneficially (1)		Percentage

5% or Greater Stockholders
Spirit Bear Limited	14,491,054	(2)	22.79%
1470 First Avenue, No. 4A, New York, NY 10075
Mark Hodowanec	8,790,000		13.82%
5195 Mamont Road, Murrysville, PA 15668

Directors and Named Executive Officers
Timothy Hassett	8,289,000	(4)	13.03%
27420 Breakers Drive, Wesley Chapel, FL 33544
Quentin Ponder	2,000,000		3.14%
27420 Breakers Drive, Wesley Chapel, FL 33544
Theodore Banzhaf	5,000,000	(3)(4)	7.86%
27420 Breakers Drive, Wesley Chapel, FL 33544
Judson Bibb*	200,400		* %
27420 Breakers Drive, Wesley Chapel, FL 33544
Jay Palmer	14,491,054	(2)(5)	22.79%
1470 First Avenue, No. 4A, New York, NY 10075
Carrie Dwyer	0		-%
1209 SE Willow Place, Blue Springs, MO
Donica Holt	0		-%
1236 SW Creekside Drive, Lees Summit, MO. 64081

All Officers and Directors as a Group (4 Persons)	29,980,454		47.15%

* Less than 1%

1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)
Represents 8,000,000 shares of HPEV common stock underlying 160 shares of Series A Preferred stock of Issuer, and warrants which are exercisable into 6,491,054 shares of HPEV common stock.  Does not include 4,000,000 shares of HPEV common stock underlying an additional 200 shares of Series A Preferred stock of the Company, and warrants which are exercisable into an additional 6,000,000 shares of common stock of the Company, both of which Spirit Bear Limited may be required to purchase under certain circumstances related to the Company’s performance and at the Company’s discretion, but have not as of yet made such a purchase. The amount of shares of HPEV common stock underlying the preferred stock assumes that the shareholders of HPEV will approve the change to the certificate of designation of the preferred stock from being convertible from 20,000 to 50,000 shares.

(3)
This amount represents Mr. Banzhaf’s Share Performance Bonus Option plan in which Mr. Banzhaf is eligible to receive up to five options to purchase one million shares each at certain stock price milestones achieved while Mr. Banzhaf serves the Company as President and one year following a termination of Mr. Banzhaf without cause. The milestone stock prices are as follows: $2.00, $3.00, $5.00, $7.50 and $10.00. A milestone stock price will be achieved when the stock trades at the milestone price for 20 consecutive trading days. Exercise prices of these options will be equal to the closing price of the Company’s stock on the date of grant. On February 19, 2013, Mr. Banzhaf granted a proxy to Timothy Hassett with respect to all his voting rights for any Company shares which Mr. Banzhaf may own (either directly or indirectly) and the shares underlying the five options to purchase one million shares each at certain stock price milestones.

(4)
On February 19, 2013, Mr. Banzhaf granted a proxy to Timothy Hassett with respect to all his voting rights for any Company shares which Mr. Banzhaf may own (either directly or indirectly) and the shares underlying the five options to purchase one million shares each at certain stock price milestones. The 5,000,000 options granted to Mr. Banzhaf subject to said proxy are not included in the amount of shares indicated above to Mr. Hassett.

(5)	Jay Palmer is President of Spirit Bear Limited.

Changes in Control

The Company does not have any change of control or retirement arrangements with its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following includes a summary of transactions since inception (April 15, 2011), or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two fiscal years ($8,382), and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Phoenix Productions and Entertainment Group, LLC, (PPEG) , a company with whom Z3 Enterprises, Inc. (“Z3E”, a company with whom HPEV executed a reverse merger with) signed a joint venture agreement and with whom the Z3E once shares office space.  PPEG was a major shareholder in the Company.

On September 7, 2010, Z3E and PPEG entered into a Loan Agreement pursuant to which PPEG is to lend the Company up to $1,000,000 (the “PPEG Loan Agreement”). Loans under the PPEG Loan Agreement weree interest-free and were not convertible into the common stock of the Company as provided in the PPEG Joint Venture Agreement.  All loans through December 11, 2012 from PPEG to the Company were made pursuant to the PPEG Loan Agreement.

As of December 11, 2012, the Company had $862,094 in loans outstanding under the PPEG Loan Agreement. The proceeds were used for all aspects of the operations of Z3 Enterprises including the acquisition of HPEV, Inc. which was treated as a reverse merger for accounting purposes.  In the fiscal year ended December 31, 2011, PPEG loaned the Company $548,407.

In return for the loans, PPEG was due to receive the full amount of its loans or investment upon receipt of revenues by Z3E. As no revenues had been received by Z3E since the loans were provided, no repayments or interest payments were made.

On March 7, 2012, the Company signed a loan agreement with Action Media Group, LLC (a former shareholder) for $250,000.  The terms of the loan included: 3% annual interest and payment of principal and interest to begin at a mutually agreed upon date in the future.  Maturity of the loan was perpetual or upon mutual agreement of both parties or if conditions were breached or in default.

On December 11, 2012, HPEV, Inc. (the “Company”) entered into a Debt Settlement Agreement (the “Agreement”) with Phoenix Productions and Entertainment Group (“PPEG”), Action Media Group, LLC (“AMG”)(PPEG and AMG together, the “Debt Holders”), and Spirit Bear Limited.  Prior to execution of the Agreement the Debt Holders were owed an aggregate of $1,161,894 in principal and accrued interest (the “Debt”) by the Company.  The Debt Holders also owned an aggregate of 4,676,000 shares (the “Total Shares”) of the Company’s common stock.

Pursuant to the Agreement the Debt Holders agreed (i) to forgive the Debt and (ii) to transfer the Total Shares to the Company’s transfer agent to be held in escrow and to be cancelled as provided for in the Agreement.  Accordingly, the Debt holders have returned the notes evidencing the Debt, which notes were received by the Company on December 17, 2012; and have delivered the Total Shares to the escrow agent by book-entry transfer on December 20, 2012.  As provided for in the Agreement, Debt Holders have released the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

The Total Shares will be held in escrow until the Company files a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) in connection with the December 14, 2012, purchase by Spirit Bear Limited of unregistered securities of the Company (the “Registration Statement”).  Upon the filing of the Registration Statement with the SEC, 3,676,000 shares of the Total Shares will be cancelled and 1,000,000 shares of the Total Shares (the “Consideration Shares”) will continue to be held in escrow.  The Company, or a nominee of the Company, will then purchase the Consideration Shares at the price of Forty Cents ($.40) per share.  The Consideration Shares will be purchased at the rate of Ten Thousand Dollars ($10,000.00) per month until the purchase of all of the Consideration Shares shall have been completed.  The first purchase will commence within ninety (90) days after HPEV shall have achieved One Million Dollars ($1,000,000.00) in gross revenues for products or services from business operations.

The S-1 was filed January 11, 2013. Therefore, on January 14, 2013, 3,676,000 shares were cancelled and returned to treasury.

In 2010 and part of 2011, Z3E shared office space with PPEG. In consideration for the use of such space, Z3E paid approximately $1,925 in 2011 through February 17, 2012. The sharing of office space officially ended on February 17, 2012.

The Joint Venture Agreement with PPEG was dissolved on December 9, 2011 by mutual agreement.

In October 2011, Judson Bibb, Director, received a gift of 5,000,000 shares from PPEG a significant shareholder.  This gift was deemed as compensation. The shares were subsequently returned on April 13, 2012 and no financial benefit was accrued.

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

On February 20, 2013, the board of directors voted to establish compensation levels for the officers of the Company.

Starting to accrue on January 15, 2013, compensations of (i) $12,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $14,500 per month for Theodore Banzhaf, the President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, the Vice-President and Secretary. The salaries will not be paid until and unless the Company raises $1 million.

The board also resolved that when and if the Company achieves certain milestones, the compensation to the officers shall be increased. The milestones are as follows: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (which is defined as being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President and the Chief Technical Officer will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President and the Chief Technical Officer shall increase to $20,000 per month, and the compensation for the Vice President and Secretary shall increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer shall increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $18,000 per month, the compensation for the President shall increase to $24,000 per month, the compensation for the Chief Technical Officer shall increase to $25,000 per month, and the compensation for the Vice President and Secretary shall increase to $12,000 per month.

With the achievement of the fourth milestone, the compensation for the Chief Executive Officer shall increase to $30,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $24,000 per month, the compensation for the President shall increase to $29,000 per month,   the compensation for the Chief Technical Officer shall increase to $30,000 per month, and the compensation for the Vice President and Secretary shall increase to $15,000 per month.

In addition, the board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for common stock available for each officer plus, special payments from 5% of the Company’s net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

As of April 29, 2013, the Company has not raised $1 million. Therefore, as per the board resolution passed on February 20, 2013, Tim Hassett will accrue $12,500 a month, Ted Banzhaf will accrue $14,500 a month, Quentin Ponder will accrue $10,000 a month and Judson Bibb will accrue $8,000 a month. As noted above, the accruals began on January 15, 2013.

Spirit Bear Limited Transaction

HPEV entered into a Securities Purchase Agreement on December 14, 2012 (the “Closing Date”), pursuant to which it sold to Spirit Bear Limited (i) 200 shares of the Company’s Series A Convertible Preferred Stock, $.001 per share (the “Preferred Stock”) and (ii) warrants to purchase (i) 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); (ii) 2,000,000 shares of the Company’s common stock at an exercise price of $.50 per share (subject to adjustment as provided in the warrant); (iii) 2,000,000 shares of the Company’s common stock at an exercise of $.75 per share (subject to adjustment as provided in the warrant). The purchase price for sale of the preferred stock and warrants was $500,000, of which $313,777.62 was paid in cash and $186,222.38 was paid by cancelation of $186,222.38 in outstanding indebtedness held by the Purchaser.

The Company and the Purchaser also entered into a Registration Rights Agreement, dated December 14, 2012 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall file a registration statement to register the shares issuable upon conversion of the Preferred Stock and the Debenture (described below) and the shares issuable upon the exercise of the Warrants. If the Registration Statement is not filed within thirty days of the Closing Date, then the number of Warrant Shares shall be increased by 500,000 to 6,500,000. If the Securities and Exchange Commission has not declared the Registration Statement effective within 120 days of the Closing Date, then the Company shall pay to each holder of Preferred Shares an amount in cash per Preferred Share held equal to the product of (i) $5,000 multiplied by (ii) the product of (A) .02 multiplied by (B) the number of months after the Effectiveness Deadline that the Registration Statement is not declared effective by the SEC.

Each share of the Preferred Stock is convertible into 20,000 shares of Company’s common stock and under certain circumstances the Preferred Stock is convertible into Senior Convertible Notes. The Conversion Price of the Preferred Stock is equal to the $2,500.

In connection with the sale of the Preferred Stock, on December 17, 2012, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation of the Series A Convertible Preferred Stock (the “Certificate of Designations”).

The Preferred Stock has rights as if each share of Series A Convertible Preferred Stock were converted into twenty thousand (20,000) shares of Common Stock.

The holders of each share of Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets (as defined in the "Certificate of Designations”), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets (as defined in the "Certificate of Designations”) on any shares of Common Stock, an amount per share equal to the Liquidation Price ($2,500 per share of the Preferred Stock) of the Series A Convertible Preferred Stock.

In the event a Registration Statement has not been declared effective by the United States Securities Exchange Commission within 180 calendar days from and after the Closing Date, the holders of at least two-thirds (2/3) of the then outstanding shares of Series A Convertible Preferred Stock may deliver a written notice to the Company electing the conversion of all Series A Convertible Preferred Stock to Debentures. Upon receipt of such notice, the outstanding shares of Series A Convertible Preferred Stock shall be converted to Debentures and as a result the Company would issue Debentures having a principal amount of up to $1,000,000.

The warrants may be exercised on a cashless basis in which the holder may be entitled to obtain a certificate of shares of the Company’s common stock equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A) = the average of the daily VWAPs for the three (3) Trading Days immediately preceding the date of such election;

(B) = the Exercise Price of this Warrant, as adjusted; and

(X) = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

Pursuant to the Securities Purchase Agreement, the Company may sell the Purchaser up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock. The Company shall have the option to require Purchaser to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Purchaser, evidencing that four (4) motors incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same four (4) motors incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 for F or F1, (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. In the event the Company shall not have received the Certification Notice within one hundred eighty (180) calendar days after the date of the initial Closing Date, Purchaser shall have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

In connection with the sale of the Preferred Stock and Warrants, the Company and the Purchaser entered into a Patent and Securities Agreement. Pursuant to the Patent and Security Agreement, the Company may, under certain circumstances, grant to the Purchaser a security interest in certain patents set forth in the Patent and Security Agreement.

On February 6, 2013, the Company received a letter from Spirit Bear which stated that the Company was in default of the Stock Purchase Agreement. According to Spirit Bear, the Company had not acted promptly to make 50% of the board of directors Spirit Bear designees.  In addition, Spirit Bear stated that the company had not amended its bylaws with respect to Special Meetings and Meeting Adjournments nor had it provided a certified copy of its Articles of Incorporation within 10 days of the closing of the Stock Purchase Agreement. Pursuant to the Securities Purchase Agreement with Spirit Bear Limited, (“Spirit Bear”), the bylaws relating to Special Meetings and Meeting Adjournments were amended verbatim with what was required in the agreement effective February 20, 2013.  Jay Palmer and Carrie Dwyer were appointed to the board of directors on the same date and Donica Holt was appointed to the board of directors on March 7, 2013.

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

The Company and Spirit Bear also agreed to change the terms of the option provided to Spirit Bear in the Securities Purchase Agreement. The new language provides that the Company can sell up to 200 additional preferred shares and warrants to Spirit Bear or other qualified investors designated by Spirit Bear, if before December 14, 2013, the Company’s technology incorporated in (i) three motors or alternators or (ii) two motors and one auxiliary mobile power system is comprehensively tested in accordance with applicable standards and the results of those tests meet or exceed minimum requirements for certification under those standards. If the milestones are not met prior to such date, Spirit Bear retains its right to purchase 200 additional preferred shares and warrants until December 14, 2014.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to one investor who is an accredited investor, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

Except as outlined above, none of the following parties has, during the year ended December 31, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

☐	Any of our directors or officers,

☐	Any person proposed as a nominee for election as a director,

☐	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

☐	Any of our promoters, and

☐	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

The Company does not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountants:

For year  2012 and 2011
DeJoya Griffith and Company, LLC
2580 Anthem Village Drive
Henderson, NV 89052

Audit Fees,
For year 2012:  $21,400
For year 2011:  $19,000

Tax Fees
For year 2012:  $0
For year 2011:  $0

All Other Fees
 For year 2012:  $0
 For year 2011:  $0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
10.37*	Code of Ethics and Business Conduct

31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, INC.

Date: May 2,2013	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	May 2 2013
Timothy Hassett

By: /s/ Quentin Ponder	Vice-Chairman , Chief Financial Officer,	May 2, 2013
Quentin Ponder	Treasurer (Principal Financial and Accounting Officer)

By: /s/ Judson Bibb	Vice-President and Secretary	May 2, 2013
Judson Bibb

By: /s/ Jay Palmer	Director	May 2, 2013
Jay Palmer

By: /s/ Carrie Dwyer	Director	May 2, 2013
Carrie Dwyer

By: /s/ Donica Holt	Director	May 2, 2013
Donica Holt