Form 10-Q
period 2013-03-31
HPEV, INC.
filed 2013-05-20
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes             No     X    .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  _______                                                                                                 Accelerated filer  ________

Non-accelerated filer    _______                                                                                                 Smaller reporting company __X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes           No     X     .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes __No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2013, there were 44,085,441 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1                      Financial Statements

PART 1 – FINANCIAL INFORMATION

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED and UNREVIEWED)
	As of	As of
	March 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$13,469	$194,721
Prepaid expenses	68,999	373,679
Total current assets	82,468	568,400
Intangible	87,964	73,582

Total assets	$170,432	$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$203,062	$177,280
Accounts payable – related party	29,250	52,305
Notes payable-related party	22,910	34,110
Total current liabilities	255,222	263,695

Total liabilities	255,222	263,695

Stockholders' equity
Preferred stock: $.001 par value: 15,000,000 shares authorized, 200 shares issued and outstanding as of March 31, 2013

Common stock; $.001 par value; 100,000,000 shares authorized, 44,085,441 shares issued and outstanding as of March 31, 2013

	44,085	42,970
Additional paid-in capital	6,246,171	6,116,420
Common stock held in escrow	8,441	39,469
Common stock receivable		(8,000,000)
Accumulated deficit during development stage	(6,382,371)	(5,820,572
Total stockholders' equity	(83,674)	378,287

Total liabilities and stockholders' equity	$171,548	$641,982

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED and UNREVIEWED)

	Three	Three	From inception	From inception
	Months	Months	(March 24, 2011)	(March 24, 2011 )
	Ended	Ended	Through	through
	March. 31, 2013	March 31, 2012	March 31, 2012	March 31, 2013

Revenue	$-			$-
Cost of goods sold	-			-
Gross profit	-			-

Operating expenses
Consulting	389,448	423,163	2,027,743	3,896,420
Professional fees	42,394	30,796	569,275	1,028,012
Research and development	2,000	343,233	457,588	359,072
General and administrative	51,239	20,930	62,731	203,103
Loss on deposit			100,000	100,000
Loss on intangible property			75,000	75,000

Total operating expenses	485,081	818,903	3,293,118	5,661,607

Other income and expenses
Interest expense				(277,545)
Finance cost				(622,522
Gain on settlement of debt				256,021

Net loss	$(485,081)	$(818,903)	$(3,293,118)	$(6,305,653)

Basic loss per common share	$(0.01)	(0.02)	(.0.08)

Basic weighted average
common shares outstanding	44,621,440	47,610,891	39,159,451

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED and UNREVIEWED)

		From March 24, 2011	From March 24, 2011
		(Date of Inception)	(Date of Inception)
	Three months ended March 31, 2013	Through March 31, 2012	Through March 31, 2013
	Un-Audited	Un-Audited	Un-Audited
Cash flows from operating activities:
Net loss	$(485,081)	$(5,943,118)	$(6,305,653)
Adjustments to reconcile net loss to			-
Net cash used by operating activities:			-
Stock issued to founder		22,000	22,000
Stock options issued for penalty		108,420
Stock issued for consulting services			3,228,712
Gain on settlement of debt			(256,021)
Warrants issued for loan penalty			197,413
Warrants issued for interest			317,678
Stock compensation	-	1,905,478	-
Amortization of financing cost			622,522
Director stock compensation from shareholder		2,650,000	-
Impairment of intangible asset & deposit		175,000	175,000
Changes in operating assets and liabilities:			-
Prepaid expenses	304,680	(250)	304,680
Increase in accrued interest			6,021
Increase in accounts payable related party			52,305
Increase in accounts payable	(1,442)		234,201
Net cash used by operating activities	(181,843)	(718,412)	(1,401,142)

Cash flows from investing activities:
Increase of intangible assets	(14,383)	(57,405)	(87,965)
Cash acquired through reverse merger		37	37
Net cash used by investing activities	(14,383)	(57,368)	(87,928)

Cash flows from financing activities:
Proceeds from sale of common stock	57,003	50,000	107,003
Proceeds from sale of preferred stock			500,000
Capital stock - shares returned to treasury	31,028		31,028
Proceeds from loans payable		22,500
Proceeds from notes payable			439,722
Payment on notes payable			(189,722)
Proceeds from notes payable – related party		825,707
Payments on notes payable - related party	(11,200)		(12,400)
Bank overdraft		410	410

Net cash provided by financing activities	76,831	898,617	876,041

Net increase in cash and cash equivalents	39,529	122,837	39,529

Cash, beginning of period	194,721		-

Cash, end of period	13,469	122,837	$13,469

Supplemental Information
Interest paid with cash	$-	$-	$1,327
Supplemental schedule of non –cash Activities
Accrued interest forgiven	$-	$-	$6,021
Related party accrued salary forgiven	$-	$-	$70,000
Related party notes payable forgiven	$-	$-	$911,894
Shares issued for services	$-	$-	$1,358,016
Assumed as part of reverse merger
Prepaid expense	$-	(375,003)	$-
Intangible assets	$-	175,000	$175,000
Deposit	$-	100,000	$100,000
Prepaid asset		0.00	$375,002
Accounts payable	$-	(11,637)	$ (11,637)
Notes payable	$-		$-
Notes payable – related party	$-	$(336,187)	$(336,187)
Stock issued for prepaid services	$-	2,152,514	$336,187

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

The accompanying condensed consolidated financial statements of HPEV, Inc. (“HPEV” or the “Company”) are unaudited and unreviewed, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented.  The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited and unreviewed condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K and 10-K/A for the twelve months ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”).  The results of operations for the three month ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

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

On April 5, 2012, the Company amended its Articles of Incorporation to change its name from Z3 Enterprises, Inc. to HPEV, Inc. On the same date, he board appointed Timothy Hassett as Chief Executive Officer, Quentin Ponder as Chief Financial Officer (he remains Treasurer), Theodore Banzhaf as President and Judson Bibb as Vice President (he remains Secretary).

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
March 31, 2013
(Unaudited and Unreviewed)

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

Subsequent to the closing of the Share Exchange, Z3E changed its business focus to attempting to commercialize the HPEV technologies in a variety of markets by licensing its heat pipe technologies to electric motor, generator and vehicle component manufacturers. The Company also plans to license its hybrid conversion system to fleet owners and service centers

Effective April 23, 2012, the Financial Industry Regulatory Authority (“FINRA”) approved  the Company’s name change and the symbol change from BIBB to WARM.

Pursuant to the Securities Purchase Agreement with Spirit Bear Limited, (See Note 5), Jay Palmer and Carrie Dwyer were appointed to our board of directors effective February 20, 2013 and Donica Holt was appointed to our board of directors on March 7, 2013.

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents.  Since then, additional patents have been awarded and filed. Therefore, as of May 15, 2013, our subsidiary, HPEV, owns the rights to five patents, and twelve  patent-applications pending with two remaining to be assigned.   See Note 9 – Intellectual Property.

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
March 31, 2013
(Unaudited)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $6,305,653 during the period from March 24, 2011 (Date of Inception) through March 31, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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
March 31, 2013
(Unaudited)

Accounting Method

The Company’s condensed financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

These consolidated financial statements include the accounts of the subsidiary HPEV and its parent HPEV (formerly known as Z3 Enterprises). On April 20, 2012, the Company officially changed its name to HPEV, Inc.

All significant inter-company transactions and balances have been eliminated.

Year end

The Company’s year-end is December 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the periods ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company did not report any revenues.

Earnings Per Share

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  As of March 31, 2013,. 200 preferred shares (which can be converted into common shares at a ratio of 1 to 50,000) and 8,395,004 warrants were outstanding.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable and accrued expenses, loan payable and notes payable – related party.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
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

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10.  ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As of March 31, 2013, the Company has not implemented an employee stock based compensation plan.

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
March 31, 2013
(Unaudited)

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

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through May 11, 2013, the date the Company’s quarterly report on Form 10-Q was ready to issue.

Research and development

Costs of research and development are expensed in the period in which they are incurred.

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2013-05 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Net loss attributable to common stockholders	$(485,081)	$(818,903)

Weighted average shares outstanding	44,621,440	47,610,891

Basic and diluted loss per share	$(0.01)	$(0.02)

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 200, issued and outstanding as of March 31, 2013.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear Limited (“Spirit Bear”) pursuant to which it sold to Spirit Bear 200 shares of the Company’s Series A Convertible Preferred Stock. Each share of the Preferred Stock is convertible into 50,000 shares of Company’s common stock and, under certain circumstances, the Preferred Stock is convertible into Senior Convertible Notes. The Conversion Price of the Preferred Stock is equal to the $2,500.

In addition to the preferred stock, the Securities Purchase Agreement included warrants to purchase (i) 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); (ii) 2,000,000 shares of the Company’s common stock at an exercise price of $.50 per share (subject to adjustment as provided in the warrant); (iii) 2,000,000 shares of the Company’s common stock at an exercise of $.75 per share (subject to adjustment as provided in the warrant). The purchase price for sale of the preferred stock and warrants was $500,000, of which $313,777.62 was paid in cash and $186,222.38 was paid by cancellation of $186,222.38 in outstanding indebtedness held by the Purchaser.

The Company and the Purchaser also entered into a Registration Rights Agreement, dated December 14, 2012. Pursuant to the Registration Rights Agreement, the Company shall file a registration statement to register the shares issuable upon conversion of the Preferred Stock and the Debenture (described below) and the shares issuable upon the exercise of the Warrants. If the Registration Statement was not filed within thirty days of the Closing Date, then the number of Warrant Shares would be increased by 500,000 to 6,500,000. If the Securities and Exchange Commission had not declared the Registration Statement effective within 120 days of the Closing Date, then the Company would have to pay to each holder of Preferred Shares an amount in cash per Preferred Share held equal to the product of (i) $5,000 multiplied by (ii) the product of (A) .02 multiplied by (B) the number of months after the Effectiveness Deadline that the Registration Statement is not declared effective by the SEC.

In connection with the sale of the Preferred Stock, on December 17, 2012, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation of the Series A Convertible Preferred Stock (the “Certificate of Designations”).

The Preferred Stock has rights as if each share of Series A Convertible Preferred Stock were converted into fifty thousand (50,000) shares of Common Stock.

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
March 31, 2013
(Unaudited)

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

Pursuant to the Securities Purchase Agreement, the Company may sell the Purchaser up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock. Initially, the Company would have the option to require Purchaser to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Purchaser, evidencing that four (4) motors incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same four (4) motors incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 for F or F1, (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. The terms were subsequenntly changed in April (See below). In the event the Company shall not have received the Certification Notice within one hundred eighty (180) calendar days after the date of the initial Closing Date, Purchaser shall have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

In connection with the sale of the Preferred Stock and Warrants, the Company and the Purchaser entered into a Patent and Securities Agreement. Pursuant to the Patent and Security Agreement, the Company may, under certain circumstances, grant to the Purchaser a security interest in certain patents set forth in the Patent and Security Agreement.

Pursuant to the Securities Purchase Agreement (the "SPA") with Spirit Bear Limited (“Spirit Bear”), the agreement stipulated several covenants which were to occur prior to closing. The Company’s Board of Directors, irrespective of the number of members, for three years after closing has to be composed of an even number of members of which at least 50% shall be designated by Spirit Bear. Additionally, the Bylaws were to be amended as agreed upon in the SPA. As of December 31, 2012 these items stated above had not yet been deliveredin part because Spirit Bear had designated two of their three allotted nominees as of such date.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

On February 20, 2013, the Board of Directors voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices were reduced from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

The board also granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options were to expire one year after Mr. Bibb has been terminated without cause. The options could be exercised on a cashless basis.

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
March 31, 2013
(Unaudited)

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

Common Stock

The Company has 100,000,000 common shares and 15,000,000 preferred shares authorized and 44,085,441 common and 200 preferred shares issued and outstanding as of March 31, 2013.

On April 1, 2011, 1,100,000 common shares valued at $0.70 per share as of the date of the agreement were issued to Brian Duffy in exchange for his consulting services.

On March 29, 2011, the Company (under the name Z3 Enterprises) entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. in consideration for the issuance of 22,000,000 shares of Company common stock.  For accounting purposes, the acquisition of HPEV by the Company has been recorded as a reverse acquisition of a public company and recapitalization of the Company based on factors demonstrating that HPEV represents the accounting acquirer.

On April 4, 2011, 21,880,000 shares out of the 22,000,000 shares of common stock were issued to Timothy Hassett, Quentin Ponder, Mark Hodowanec and Darren Zellers.  The remaining 120,000 shares were issued on December 14, 2011 to Quentin Ponder and Darren Zellers.

Prior to the reverse merger, the Company had 23,956,690 common shares outstanding.  Due to the recapitalization of the Company with HPEV, the shares were deemed issued as of April 15, 2011 as part of the reverse merger and recapitalization.  The value of the shares was based on the net asset value of the Company as of April 15, 2011, the date the merger was deemed closed.

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share as of the date of the agreement were issued to Capital Group Communication, Inc. in exchange for investor relations services covering a period of twenty four-months valued at $1,367,389.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

A number of warrants were also included in the Securities Purchase Agreement.  (See below under Warrants and Options)

On December 21, 2012, pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. The debt forgiveness was accounted for as contributed capital as PPEG was a significant shareholder. In additions, the Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be canceled and returned to treasury. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven. Pursuant to the Debt Settlement Agreement, 4,676,000 were removed from outstanding and classified as held in escrow in the amount of $39,469 based on the historical value of shares.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

On November 9, 2012, the Company issued a warrant for 303,569 shares of common stock to McMahon Serepca, LLP with an exercise price of $0.18. The vesting period on these grants was immediate. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2.5 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 280%. To account for such grants to non-employees, we recorded the issuance as interest expense in the amount of $72,748.

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

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

In the event payment was not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants.

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

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear (i) 200 shares of  the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (subject to adjustment as provided in the warrant); and 2,000,000 shares of the Company’s common stock at an exercise of $0.75 per share (subject to adjustment as provided in the warrant). The aggregate purchase price for sale of the Preferred Stock and warrants was $500,000, of which $313,777 was paid in cash and $186,222 was paid by cancelation of $186,222 in outstanding indebtedness held by Spirit Bear.  The warrants may be exercised on a cashless basis.

The following is a summary of the status of all of the Company’s stock warrants as of March 30, 2013 and changes during the three months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	8,395,004	$0.29	3.71
Granted	8,395,004	$0.48	3.71
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at March 31, 2013	8,395,004	$0.48	3.71
Exercisable at March 31, 2013	8,395,004	$0.48	3.71

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Options

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

On February 20, 2013, the board of directors granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

Also, on February 20, 2013, the Board of Directors voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices were reduced from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

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

Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to the Company of $598,207 leaving a balance due as of December 11, 2012 of $911,894. On that date, the Company signed a debt settlement agreement and the loan was forgiven. (See Note 8).

For the past year, the Company has completed a number of transactions with Spirit Bear Limited.   A complete history of the transactions can be found in Notes 5 and 6.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

During the period from inception (March 24, 2011) to March 31, 2013, Judson Bibb, Director, advanced $22,910 in interest free, unsecured, due on demand funds.  As of March 31, 2013, $22,910 remains due and payable.

During the quarter ended March 31, 2013. Quentin Ponder, Director and Chief Financial Officer, had a $500 interest-free, unsecured, due-on-demand loan which had been carried over from the fourth quarter. As of March 31, 2013, the $500 remains due and payable.

NOTE 8 – NOTES PAYABLE

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

On March 3, 2012, the Company entered into a loan agreement with Action Media Group, LLC, an Arizona limited liability company (“Action Media”) for $500,000 but under which it only borrowed $250,000. The terms of the loan included 3% annual interest and payment of principal and interest to begin upon a mutual agreed upon date in the future. Maturity of the loan was perpetual or upon mutual agreement of both parties or if conditions were breached or in default.

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company.  On August 8, 2012, the Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans.  The warrants granted to Spirit Bear totaled 665,374 shares.  The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622,523 and the aggregate value was capitalized as financing cost and has been accreted and charged to financing cost expense in the amount of $622,523 as of December 31, 2012.

In the event payment is not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants. On December 14, 2012, the penalty warrants for all four loans owed to Spirit Bear totaled $819, 223. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 as of December 31, 2012.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear 200 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and 3 sets of warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at the respective exercise prices of $0.35, $0.50 and $0.75 per share (See Note 5). The aggregate purchase price for sale of the Preferred Stock and warrants was $500,000, of which $313,777 was paid in cash and $186,222 was paid by cancelation of $186,222 in outstanding indebtedness held by Spirit Bear.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

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

Pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. Action Media agreed to forgive all outstanding debt and accrued interest under the loan. The Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be canceled and returned to treasury. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven.

Pursuant to the Debt Settlement Agreement signed with Phoenix Productions and Entertainment Group, Action Media Group and Spirit Bear Limited signed on December 11, 2012, 3,676,000 shares of common stock that were being held in escrow were canceled on January 14, 2012. That left 1,000,000 shares remaining in escrow and a total of 43,970.411 shares of common stock outstanding.

NOTE 9 - INTELLECTUAL PROPERTY

As of March 31, 2013, HPEV Inc.’s wholly owned subsidiary was assigned the rights to five patents and twelve patents-pending with two remaining to be assigned.   The issued patents and the majority of the patents-pending relate to the utilization of heat pipes to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the heat pipes provide lower costs, improved performance benefits and longer product life.  Another patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.

The direct cost (since inception) for legal services related to the patents was $87,964. This amount was capitalized as an asset.

NOTE 10 - PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389.  The services are for a 24 month term. As of March 31, 2013, the prepaid balance is $74,120.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per were to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media.  The services are for a 12 month term. As of March 31, 2013, the prepaid balance is $0.

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

The Company and Spirit Bear also agreed to change the terms of the option provided to Spirit Bear in the Securities Purchase Agreement. The new language provides that the Company can sell up to 200 additional preferred shares and warrants to Spirit Bear, or other qualified investors designated by Spirit Bear,  if before December 14, 2013, the Company’s technology incorporated in (i) three motors or alternators or (ii) two motors and one auxiliary mobile power system are comprehensively tested in accordance with applicable standards and the results of those tests meet or exceed minimum requirements for certification under those standards. If the milestones are not met prior to such date, Spirit Bear retains its right to purchase 200 additional preferred shares and warrants until December 14, 2014.

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited and unreviewed financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Background

We have not generated any revenues to date.  We expect to begin to generate revenues in the last quarter of 2013, and anticipate that we will be cash flow positive in the first quarter of 2014.

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, and an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for some of our technologies and their acronyms including ‘Totally Enclosed Heat Pipe Cooled’, ‘TEHPC’, ‘Electric Load Assist’ and ‘ELA’.

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help make increase the efficiency and affect manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles.

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.  Our initial target markets include those involved in moving materials and moving people, such as:

•	Motors/Generators,
•	Mobile Auxiliary Power
•	Compressors,
•	Turbines (Wind, Micro),
•	Bearings,
•	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
•	Brakes/rotors/calipers,
•	Pumps/fans,
•	Passenger vehicles: auto, bus, train, aircraft,
•	Commercial vehicles: SUV, light truck, tram,
•	Military: boats, Humvee, truck, aircraft, and
•	Marine: boats ranging in size from 30 feet to 120 feet and beyond.

Our Technologies

Our technologies are divided into three distinct but complementary categories: heat dispersion technology, mobile electric power and electric load assist technology.

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

We have entered into product development and commercialization agreements with manufacturing partners.  We anticipate that we will begin to enter into license agreements, subject to successful completion of our initial product development, when the product is ready to be manufactured on the licensee’s regular production line, after all development and testing has been completed.

We currently expect to begin to generate revenues from our heat dispersion technology business in the last quarter of 2013.

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

We currently expect to begin to generate revenues from our heat dispersion technology business in the last quarter of 2013.

Electric Load Assist (ELA) Technology

We have also developed proprietary Electric Load Assist (ELA) technology.  The technology is the centerpiece of our vehicle retrofit system (separate and apart from our heat pipe technology and heat dispersion product development partnerships), which also relies on the benefits of heat removal and is protected by patents and patents-pending.

With ELA, a vehicle engine does not have to work as hard, as some of the work that was done by the engine is now performed by an electric motor running in parallel.  The vehicle still drives and feels the same, and our ELA controller allows full acceleration and braking control; however, the engine runs much more efficiently and burns significantly less fossil fuel.  The ELA controller enables the vehicle operator to determine the amount of load assist during operation, ranging from all-fuel to all-electric.  We believe that our ELA system will provide a significant difference and improvement from, and competitive advantage over, current market offerings such as the Toyota Prius. If either the electrical system or the internal combustion engine fails, the ELA vehicle can operate on the remaining system.  In current market offerings, if either system fails, the vehicle fails.

Our ELA technology is compatible with any manufacturer as well as any power source, including traditional gasoline/diesel engines, compressed natural gas, batteries and fuel cells.   We also believe that our technology will have a wide range of marine, aviation, industrial and military applications.

Initially, our ELA system business will implement a simple version of its technology for On-board mobile auxiliary power and we hope to generate revenue from transport companies and other businesses which own and/or manage fleets of Class 2, 3, 4 and 6 or light to medium-duty trucks. Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

We expect to begin to generate revenues from our ELA technology business in the first half of 2014.

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

Results of Operations
Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenues

    The Company did not generate any revenues for the three months ended March 31, 2013. or for the three months ended March 31, 2012.

Total Operating Expenses

    Our operating expenses for the three months ended March 31, 2013 were $485,081, as compared to operating expenses of $818,903 for the three months ended March 31, 2012. The operating expenses of $485,081 consisted of consulting fees ($389,448),  professional fees ($42,394), research and development ($2,000), and general and administrative expenses ($51,239) as we negotiated and signed agreements with electric motor manufacturers to commercialize our cooling technologies, and continued our efforts to raise capital. The majority of the decrease in operating expenses was due to decreased spending on research and development as we conserved cash and focused on technologies that have already been tested and that should produce revenues in the shortest time period. Professional fees as well as general and administrative costs increased in the first quarter of 2013 as we negotiated agreements to commercialize our technologies and sought potential investments in our company.

    The sub-total of  our operating expenses for all of 2012 were $2,702,311. The crediting of a director’s stock compensation expense of $2,650,000 (which was rescinded on April 13, 2012) resulted in a final total showing  $52,311 in operating expenses for the year.

Net loss

    For the three months ended March 31, 2013, we had a net loss of $485,081. For the three months ended March 31, 2012, we incurred a net loss of $818,903, which represents a decrease of approximately 41%. Our net loss for 2012 was $696,357 including the director’s stock compensation expense.

    Our loss per share during the first quarter of 2013 was nominal.  During the first quarter of 2012, it was nominal and for the year it was $0.08.

Liquidity and Capital Resources

During the three months ended March 31, 2013, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of March 31, 2013 was $13,469, which came primarily from the issuance of notes payable to a related party. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

    Our cash decreased by $181,252 as of March 31, 2013 as compared to December 31, 2012 because of the proceeds from the issuance of promissory notes to related parties.  Our total current assets, and total assets, decreased by $485,932 and $471,550, respectively, during the same period, part because of our increase in cash, but also as a result of prepaid expenses that increased by $765,574.  These prepaid expenses cover services by investor communication and public relations companies.

    Our current liabilities decreased by $8,473 as of March 31, 2013 as compared to December 31, 2012 primarily because of an decrease in accounts payable-related party of $23,055 and a decrease in notes payable - related party of $11,200 which more than offset an increase of accounts payable of $25,782. Our total liabilities decreased by the same $8,473 for the same reasons.

    In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

    Our cash on hand as of March 31, 2013 was $13,469, which came primarily from the issuance of notes payable to a related party.  As a result, we have significant cash needs.

    The Company believes that it will need approximately $1.5 million to fund its expenses and execute its business plan over the next twelve months. There can be no assurance that additional capital will be available to us or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund and develop our business.

Going Concern Consideration

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $6,305,653 during the period from March 24, 2011 (Date of Inception) through March 31, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

Off-Balance Sheet Arrangements

    We have no off-balance sheet 'arrangements.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

    The Company’s management does not expect that its internal controls over financial reporting will prevent all error and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

(a)            Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Management’s Quarterly Report on Internal Control Over Financial Reporting

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

 Because we have only four officers, the Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls because of the limited time and abilities of the four officers, and (2) there is no separate audit committee.  As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not adequate as of March 31, 2013.

Even though there are inherent weaknesses in our internal controls, management has taken steps to minimize the risks. An outside accountant reconciled our bank accounts and determined they were accurate. The uses of the cash from the  investment by Spirit Bear was  accounted for by the outside accountant and were found to be appropriate under GAAP. The change of auditors occurred too late for a formal review of the first quarter 10-Q, however, an accountant with experience with public companies reviewed the financials and agreed they fairly represented the financial results of the first quarter. Management expects that  second quarter 10-Q will be reviewed by our new auditors.

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

(d)           Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal controls over the financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

    None.

ITEM 3                 Defaults Upon Senior Securities

    None.

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

HPEV, Inc.

Dated: May 20, 2013	/s/ Timothy Hassett
By: Timothy Hassett
Its: Chief Executive Officer