Form 10-K/A
period 2012-12-31
HPEV, INC.
filed 2013-05-21
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 44,085,441 shares of common stock as of May 15, 2013.

EXPLANATORY NOTE

HPEV, Inc. (the “Company” , “HPEV”, “we” or “us”) is filing this Amendment No.2 (the “Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2013. Amendment No. 1 was filed on May 2, 2013, to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because HPEV did not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2012. This Amendment No. 2 is being filed to restate the consolidated balance sheet, the consolidated statement of operations, the consolidated statement of stockholders' equity and the consolidated statement of cash flows.  A warrant to purchase an aggregate of 303,569 shares of common stock issued to a service provider of the Company during the fourth quarter of 2012 was omitted from the financial statements noted above. At the time of the submission of the Form 10-K, the performance required for these warrants was in dispute and the warrants were not included; however, since the board had not rescinded the warrants, our auditors ruled that these warrants should have been included in the Form 10-K for the year ended December 31, 2012. The effect on the Company's financial statements for the year ended December 31, 2012 of said warrant resulted in an additional  expense of $72,748 and an equal amount of additional paid-in capital. All relevant citations and notes thereto have also been amended.  In addition, this Amendment amends and restates in its entirety Items 5 and 7 of Part II   Finally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the original Form 10-K Filing has been amended to include as exhibits new certifications by our principal executive officer and principal financial officer.

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

QUARTER ENDED	HIGH	LOW
March 31, 2011	$ 5.00	$ 0.20
June 30, 2011	$ 0.80	$ 0.25
September 30, 2011	$ 0.75	$ 0.20
December 31, 2011	$ 1.25	$ 0.20
March 31, 2012	$ 1.15	$ 0.33
June 30, 2012	$ 1.50	$ 0.35
September 30, 2012	$ 0.45	$ 0.20
December 31, 2012	$ 0.35	$0.17

The last reported sales price of our common stock on the OTCQB on March 28, 2013, was $0.84.
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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		0	0
Equity compensation plans not approved by security holders	1,110,707	(1)	$0.29	43,722,276

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
On November 9, 2012, McMahon, Serepca LLP was granted  immediately exercisable warrants to purchase 303,569 shares of restricted common stock at $0.18 per share for financial accommodation of delayed payments.

RECENT SALES OF UNREGISTERED SECURITIES

On June 4, August 6, and November 9, 2012, the Company issued an immediately exercisable warrant for 303,569 shares of common stock with an exercise price of $0.275, $0.39 and $0.18, respectively, to McMahon Serepca, LLP. The three warrants were issued as a financial accommodation for professional fees owed for legal services. The outstanding balance to McMahon Serepca, LLC remains due.

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

On May 17, 2013, an accredited investor purchased 750,000 shares of common stock and warrants in a private offering at a purchase price of $0.333 per share in consideration for $250,000.
The warrants enable the investor to purchase, up to November 2015, an aggregate of 1,200,000 shares of common stock at an exercise price of $0.48 (10% above the per share price of the common stock).  The warrants may be exercised on a cashless basis.

The company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

The agreement also includes a reset provision that provides that if on the 90th day after the closing date, the stock is not trading at $0.77 per share, the Company will issue to the investor up to either 336,956 shares of common stock or the amount of common shares that the investor would have received had he invested $577,500 on May 17, 2013, whichever is the lower.

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

Net Loss

In fiscal 2012, the Company incurred net losses of $696,357 whereas in fiscal 2011, the Company incurred net losses of $5,124,215.

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

On September 7, 2010, the Company entered into a loan agreement with PPEG for an interest-free loan up to $1,000,000 (the “PPEG Loan Agreement”). The Company borrowed an aggregate of $911,894 under the PPEG Loan Agreement which was used for the Company’s operations, potential acquisitions, acquisition of intellectual property rights and HPEV, Inc. As of December 31, 2012, $911,894 outstanding under the PPEG Loan Agreement was forgiven pursuant to the Debt Settlement Agreement. PPEG agreed to forgive all outstanding debt and accrued interest under the loan in exchange for approximately 79% (representing its pro rata interest) of $400,000 to be paid in monthly increments if the Company’s revenues reach $1 million.

On March 3, 2012, the Company entered into a loan agreement with Action Media Group, LLC, an Arizona limited liability company (“Action Media”) for $500,000 but under which it only borrowed $250,000. The terms of the loan included a 3% annual interest and payment of principal and interest to begin upon a mutual agreed upon date in the future. Maturity of the loan was perpetual or upon mutual agreement of both parties or if conditions are breached or in default. In connection with the Debt Settlement Agreement, entered into on December 11, 2012, Action Media agreed to forgive all outstanding debt and accrued interest under the loan in exchange for approximately 21% (representing its pro rata interest) of $400,000 to be paid in monthly increments if the Company’s revenues reach $1 million.

On August 8, 2012, Spirit Bear provided us a $186,222 bridge loan which matured in 180 days (which was subsequently extended on October 26, 2012 to November 30, 2012). In consideration therefore, we agreed to issue Spirit Bear warrants to purchase up to 1,484,598 shares of our common stock, par value $0.001 per share at an exercise price of $0.35 per share.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear (i) 200 shares of  the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and (ii) warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share (subject to adjustment as provided in the warrant); and 2,000,000 shares of the Company’s common stock at an exercise of $0.75 per share (subject to adjustment as provided in the warrant). The aggregate purchase price for sale of the Preferred Stock and warrants was $500,000, of which $313,778 was paid in cash and $186,222 was paid by cancellation of $186,222 in outstanding indebtedness held by Spirit Bear.  The warrants may be exercised on a cashless basis.

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

On December 31, 2012, pursuant to a debt settlement agreement by and among the Company, PPEG, Action Media (PPEG and Action Media collectively, the “Debt Holders”) and Spirit Bear, the Debt Holders agreed to forgive debt of $1,161,894 and accrued interest owed to them by the Company (the “Debt”) and release the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

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

During the year ended December 31, 2012, the Company had a working capital of $304,705.  Cash outflow from operating activities was $743,370. Net loss was adjusted by director’s stock compensation that was returned of $2,650,000, amortization of prepaid stock issued for services of $1,627,910, a gain on settlement of debt of $256,021, warrants issued for finance cost and interest penalties associated with the Spirit Bear loan and financing arrangement with Crone Law totaling $1,029,193. Cash outflow from investing activities were $29,018 consisting of direct legal fees incurred for patents assigned to HPEV.  Cash inflow from financing activities of $816,000 consisted of $500,000 from the sale of preferred stock, $5,000 from sales of common stock, $439,722 in loans from Action Media and Spirit Bear and $62,200 in proceeds from related parties and $189,722 repayment of Spirit Bear loan and $1,200 repayment of related party notes.

We have an accumulated deficit since inception of $5,820,572 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

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

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the year ended December 31, 2012 was $743,370 which consisted primarily of stock issued for services, amortization of financing costs, warrants issued for loan penalty and warrants issued for interest.  For the year ended December 31, 2011, our net cash used by operating activities was $475,929 which consisted of stock issued for services and impairment of intangible assets and deposit. Compensation in the form of $2,650,000 in common stock given to a director by a shareholder was credited in 2011 and debited in 2012 as a consequence of its return to the shareholder.

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

OFF BALANCE SHEET ARRANGEMENTS

We, currently, have no off-sheet balance arrangements

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

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from March 24, 2011 (Date of Inception) through December 31, 2012, one option (issued October 30, 2011 for 200,000 common shares at a purchase price of $0.55 per share) and 8,395,004 warrants were outstanding. Additionally, we have 200 preferred shares outstanding of which can be converted to 50,000 shares of common stock for total of 10,000,000 shares of common stock if converted.

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

DE JOYA GRIFFITH
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HPEV, Inc.

We have audited the accompanying consolidated balance sheets of HPEV,Inc. and Subsidiary (A Development Stage Company) (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012, for the period from inception (March 24, 2011) through December 31, 2011 and for the period from inception (March 24, 2011) through December 31, 2012. HPEV, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 29, 2013, except for Note 3 presented under the heading. “Restatements of Financial Statements,” as to which the date is May 17, 2013

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	As of	As of
	December 31, 2012	December 31, 2011
	Audited (Restated)	Audited
ASSETS

Current assets
Cash	$194,721	$78,361
Prepaid expense	373,679	911,589
Total current assets	568,400	989,950
Intangible assets	73,582	44,564

Total assets	$641,982	$1,034,514

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-	$410
Accounts payable	177,280	103,701
Accounts payable related party	52,305	-
Notes payable – related party	34,110	884,594
Total current liabilities	263,695	988,705

Total liabilities	263,695	988,705

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock: $.001 par value:
15,000,000 shares authorized, 200 and
0 shares issued and outstanding as of Dec.
31, 2012 and Dec. 31, 2011, respectively	-	-
Common stock; $.001 par value; 100,000,000
shares authorized, 42,970,441 and 48,613,125
shares issued and outstanding as of Dec. 31,
2012 and Dec. 31, 2011, respectively.	42,970	48,613
Additional paid-in capital	6,116,420	13,121,411
Common stock held in escrow, 4,676,000
shares issued and held	39,469	-
Common stock receivable	-	(8,000,000)
Accumulated deficit during development stage	(5,820,572)	(5,124,215)
Total stockholders' equity	378,287	45,809

Total liabilities and stockholders' equity	$641,982	$1,034,514

The accompanying notes are an integral part of these financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		From Inception	From Inception
		(March 24, 2011)	(March 24, 2011)
	For the year ended	through	through
	December 31, 2012	December 31, 2011	December 31, 2012
	Audited (Restated)	Audited	Audited (Restated)
Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Director stock compensation	(2,650,000)	2,650,000	-
Consulting	1,902,392	1,604,580	3,506,972
Professional fees	447,139	538,479	985,618
Research and development	242,717	114,355	357,072
General and administrative	110,063	41,801	151,864
Loss on deposit	-	100,000	100,000
Loss on intangible property	-	75,000	75,000

Total operating expenses	52,311	5,124,215	5,176,526

Other income and expenses
Interest expense	(277,545)	-	(277,545)
Finance cost	(622,522)	-	(622,522)
Gain on settlement of debt	256,021	-	256,021

Net loss	$(696,357)	$(5,124,215)	$(5,820,572)

Basic loss per common share	$(0.01)	$(0.11)

Basic weighted average
common shares outstanding	47,646,411	45,170,729

The accompanying notes are an integral part of these financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (MARCH 24, 2011) THROUGH DECEMBER 31, 2012

						Additional	Common			Total
	Preferred Stock			Common Stock		Paid-in	Stock	Stock	Accumulated	Stockholders'
	Shares		Amount	Shares	Amount	Capital	Held In Escrow	Receivable	Deficit During Development Stage	Equity
Inception, March 24, 2011	-		$ -	-	$ -	$ -	-	$ -	$ -	$ -

Founder shares April 4, 2011	-		-	22,000,000	22,000	-	-	-	-	22,000

Shares issued for reverse merger April 15, 2011	-		-	23,956,690	23,957	8,178,258	-	(8,000,000)	-	202,215

Shares issued for consulting services April 1, 2011 @ $.70	-		-	1,100,000	1,100	768,900	-	-	-	770,000

Shares issued for consulting services May 11, 2011 @ $.75	-		-	1,823,185	1,823	1,365,566	-	-	-	1,367,389

Shares received through cancellation of shares written-off prior to reverse merger.	-		-	(416,750)	(417)	417	-	-	-	-

Shares issued for direct cash investment November 8, 2011 @ $.33	-		-	150,000	150	49,850	-	-	-	50,000

Options granted for legal services	-		-	-	-	108,420	-	-	-	108,420

Shares issued to director by shareholder as compen- sation	-		-	-	-	2,650,000	-	-	-	2,650,000

Net loss	-		-	-	-	-	-	-	(5,124,215)	(5,124,215)

Balance as of December 31, 2011	-		$ -	48,613,125	$48,613	$13,121,411	$ -	$(8,000,000)	$ (5,124,215)	$ 45,809

Shares received from rescinded transaction prior to reverse merger February 13, 2012	-		-	(1,920,000)	(1,920)	(7,998,080)	-	8,000,000	-	-

Shares received through cancellation of shares written-off prior to reverse merger. February 17, 2012		-	-	(83,350)	(83)	83	-	-	-	-

Shares issued for consulting services March 23, 2012 @$1.07		-	-	1,000,000	1000	$1,069,000	-	-	-	1,070,000

Shares returned by director to shareholder April 13, 2012		-	-	-	-	(2,650,000)	-	-	-	(2,650,000)

Spirit Bear loan warrants finance cost April 27, 2012		-	-	-	-	516,992	-	-	-	516,992

Spirit Bear loan warrants finance cost May 22, 2012		-	-	-	-	64,560	-	-	-	64,560

Issuance of warrants of common stock June 1, 2012		-	-	-	-	99,229	-	-	-	99,229

Shares issued for direct cash investment June 12, 2012 @ $0.50		-	-	10,000	10	4,990	-	-	-	5,000

Shares issued for manufacturing services June 8, 2012 @$0.75		-	-	26,666	26	19,974	-	-	-	20,000

Spirit Bear loan warrants finance cost June 28, 2012		-	-	-	-	1,621	-	-	-	1,621

Spirit Bear loan warrants finance cost July 11, 2012		-	-	-	-	39,349	-	-	-	39,349

Issuance of warrants of common stock August 6, 2012		-	-	-	-	110,029	-	-	-	110,029

Spirit Bear penalty warrants finance cost September 30, 2012		-	-	-	-	68,234	-	-	-	68,234

Shares issued for direct cash investment December 5, 2012 @ $2,500	200		-	-	-	500,000	-	-	-	500.000

Spirit Bear penalty warrants finance cost December 31, 2012	-		-	-	-	129,179	-	-	-	129,179

Debt settlement – escrow shares	-		-	(4,676,000)	(4,676)	(34,793)	39,469	-	-	-

Debt settlement- forgiveness of debt	-		-	-	-	911,894	-	-	-	911,894

Issuance of warrants of common stock November 9, 2012	-		-	-	-	72,748	-	-	-	72,748
Officer contributed capital	-		-	-	-	70,000	-	-	-	70,000

Net Income	-		-	-	-	-	-	-	(696,357)	(696,357)

Balance as of December 31, 2012 (Restated)	200		$ -	42,970,441	$ 42,970	$ 6,116,420	$ 39,469	$ -	$ (5,820,572)	$ 378,287

The accompanying notes are an integral part of these financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	From Inception	From Inception
	Year	(March 24, 2011)	(March 24, 2011)
	Ended	through	through
	December 31, 2012	December 31, 2011	December 31, 2012
	Audited (Restated)	Audited	Audited (Restated)
Cash flows from operating activities:
Net loss	$(696,357)	$(5,124,215)	$(5,820,572)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued to founder	-	22,000	22,000
Stock issued for consulting services	1,627,910	1,600,802	3,228,712
Gain on settlement of debt	(256,021)	-	(256,021)
Warrants issued for loan penalty	197,413	-	197,413
Warrants issued for interest	282,006	108,420	390,426
Stock compensation	-	-	-
Amortization of financing cost	622,522	-	622,522
Director stock compensation from shareholder	(2,650,000)	2,650,000	-
Impairment of intangible asset and deposit	-	175,000	175,000
Changes in operating assets and liabilities:
Increase in accrued interest	6,021	-	6,021
Increase in accounts payable related party	52,305	-	52,305
Increase in accounts payable	143,579	92,064	235,643
Net cash used by operating activities	(743,370)	(475,929)	(1,146,551)

Cash flows from investing activities:
Increase of intangible assets	(29,018)	(44,564)	(73,582)
Cash acquired in reverse merger	-	37	37
Net cash used by investing activities	(29,018)	(44,527)	(73,545)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000	50,000	55,000
Proceeds from sale of preferred stock	500,000	-	500,000
Proceeds from notes payable	439,722	-	439,722
Payment on notes payable	(189,722)	-	(189,722)
Proceeds from notes payable – related party	62,200	548,407	610,607
Payments on notes payable – related party	(1,200)	-	(1,200)
Bank overdraft	-	410	410

Net cash provided by financing activities	816,000	598,817	1,414,817

Net increase in cash and cash equivalents	116,360	78,361	194,721

Cash, beginning of period	78,361	-	-

Cash, end of period	$194,721	$78,361	$194,721
Supplemental information:
Interest paid with cash	$1,327	$-	$1,327
Supplemental Schedule of non-cash Activities:
Accrued interest forgiven	$6,021	$-	$6,021
Related party accrued salary forgiven	$70,000	$-	$70,000
Related party notes payable forgiven	$911,894	$-	$911,894
Shares issued for services	$446,427	$911,589	$1,358,016
Common stock receivable	$(8,000,000)	$8,000,000	$-
Assumed as part of reverse merger
Intangible assets	$-	$175,000	$175,000
Deposit	$-	$100,000	$100,000
Prepaid asset	$-	$375,002	$375,002
Accounts payable	$-	$(11,637)	$(11,637)
Notes payable related party	$-	$(336,187)	$(336,187)
Stock issued for prepaid services	$1,090,000	$-	$1,090,000

The accompanying notes are an integral part of these financial statements

HPEV, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
RESTATED

1.  DESCRIPTION OF BUSINESS AND HISTORY

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

Going concern – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Since the reverse merger of HPEV, Inc. and Z3 Enterprises, Inc. on April 15, 2011, cash outlays have been $1,146,551 from operating activities and $73,582 from investing activities which have been financed primarily through loans and stock sales.  The net book loss is approximately $5,820,572 during the period from March 24, 2011 (Date of Inception) through December 31, 2012. The Company has not fully commenced its operations and is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

3  RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements covering our fiscal year 2012 which ended on December 31, 2012.  The restatement corrects errors and reclassifications in the accounting for the following:

●
A warrant to purchase an aggregate of 303,569 shares of common stock was issued to a service provider of the Company in the fourth quarter of 2012 was omitted from the consolidated financial statements for the fiscal year ended December 31, 2012. At the time of the submission of the Form 10-K, the performance required for these warrants was in dispute. Nonetheless, an additional $72,748 in interest expense and additional paid-in capital should have included in the financial statements.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our Annual Report on Form 10-K for the twelve months ended December 31, 2012.

CONSOLIDATED BALANCE SHEETS

	As of		As of
	December 31, 2012	Adjustments	December 31, 2012
	As filed		As restated
ASSETS

Current assets
Cash	$194,721		$194,721
Prepaid expense	373,679		373,679
Total current assets	568,400		568,400
Intangible assets	73,582		73,582

Total assets	$641,982		$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$-		$-
Accounts payable	177,280		177,280
Accounts payable related party	52,305		52,305
Notes payable – related party	34,110		34,110
Total current liabilities	263,695		263,695

Total liabilities	263,695		263,695

Stockholders' equity
Preferred stock: $.001 par value:
15,000,000 shares authorized, 200 and
0 shares issued and outstanding as of Dec.
31, 2012 and Dec. 31, 2011, respectively
Common stock; $.001 par value; 100,000,000
shares authorized, 42,970,441 and 48,613,125
shares issued and outstanding as of Dec. 31,
2012 and Dec. 31, 2011, respectively.	42,970		42,970
Additional paid-in capital	6,043,672	72,748	6,116,420
Common stock held in escrow, 4,676,000
shares issued and held	39,469		39,469
Common stock receivable	-		-
Accumulated deficit during development stage	(5,747,824)	(72,748)	(5,820,572)
Total stockholders' equity	378,287		378,287

Total liabilities and stockholders' equity	$641,982		$641,982

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
	For the year		For the year	(March 24, 2011)
	ended December 31, 2012	Adjustments	ended December 31, 2012	Through December 31, 2012
	As filed		As restated	As restated
Revenue	$-		$-	$-
Cost of goods sold	-		-	-
Gross profit	-		-	-

Operating expenses
Director stock compensation	(2,650,000)		(2,650,000)	-
Consulting	1,902,392		1,902,392	3,506,972
Professional fees	447,139		447,139	985,618
Research and development	242,717		242,717	357,072
General and administrative	110,063		110,063	151,864
Loss on deposit				100,000
Loss on intangible property				75,000

Total operating expenses	52,311		52,311	5,176,526

Other income and expenses
Interest expense	(204,797)	(72,748)	(277,545)	(277,545)
Finance cost	(622,522)		(622,522)	(622,522)
Gain on settlement of debt	256,021		256,021	256,021

Net loss	$(623,609)	$(72,748)	$(696,357)	$(5,820,572)

Basic loss per common share	$(0.01)		$(0.01)

Basic weighted average
common shares outstanding	47,646,411		47,646,411

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the		For the	From Inception
	Year		Year	(March 24, 2011)
	Ended		Ended	through
	December 31, 2012	Adjustments	December 31, 2012	December 31, 2012
	As filed		As restated	As restated
Cash flows from operating activities:
Net loss	$(623,609)	$(72,748)	$(696,357)	$(5,820,572)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued to founder				22,000
Stock issued for consulting services	1,627,910		1,627,910	3,228,712
Gain on settlement of debt	(256,021)		(256,021)	(256,021)
Warrants issued for loan penalty	197,413		197,413	197,413
Warrants issued for interest	209,258	72,748	282,006	390,426
Stock compensation	-		-	-
Amortization of financing cost	622,522		622,522	622,522
Director stock compensation from shareholder	(2,650,000)		(2,650,000)	-
Impairment of intangible asset and deposit	-		-
Changes in operating assets and liabilities:
Increase in accrued interest	6,021		6,021	6,021
Increase in accounts payable related party	52,305		52,305	52,305
Increase in accounts payable	143,579		143,579	235,643
Net cash used by operating activities	(670,622)		(743,370)	(1,146,551)

Cash flows from investing activities:
Increase of intangible assets	(29,018)		(29,018)	(73,582)
Cash acquired in reverse merger				37
Net cash used by investing activities	(29,018)		(29,018)	(73,545)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000		5,000	55,000
Proceeds from sale of preferred stock	500,000		500,000	500,000
Proceeds from notes payable	439,722		439,722	439,722
Payment on notes payable	(189,722)		(189,722)	(189,722)
Proceeds from notes payable – related party	62,200		62,200	610,607
Payments on notes payable – related party	(1,200)		(1,200)	(1,200)
Bank overdraft	-			410
Net cash provided by financing activities	816,000			1,414,817

Net increase in cash and cash equivalents	116,360		116,360	194,721

Cash, beginning of period	78,361		78,361	-

Cash, end of period	$194,721		$194,721	$194,721

4.	NOTES PAYABLE

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

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear 200 shares of  the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”) and 3 sets of  warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at the respective exercise prices of $0.35, $0.50 and $0.75  per share (See Note 7). The aggregate purchase price for sale of the Preferred Stock and warrants was $500,000, of which $313,777 was paid in cash and $186,222 was paid by cancellation of $186,222 in outstanding indebtedness held by Spirit Bear.

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

Pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. Action Media agreed to forgive all outstanding debt and accrued interest under the loan. The Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be cancelled and returned to treasury (See Note 13). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven. (See Note 5)

5.	COMMITMENTS AND CONTINGENCIES

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

6.	STOCKHOLDER’S EQUITY

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

Pursuant to the Securities Purchase Agreement (the "SPA") with Spirit Bear Limited (“Spirit Bear”), the agreement stipulated several covenants which were to occur prior to closing. The Company’s Board of Directors, irrespective of the number of members, for three years after closing has to be composed of an even number of members of which at least 50% shall be designated by Spirit Bear. Additionally, the Bylaws were to be amended as agreed upon in the SPA. As of December 31, 2012 these items stated above had not yet been delivered in part because Spirit Bear had designated two of their three allotted nominees as of such date. On February 6, 2013, the Company received a letter from Spirit Bear which stated that the Company was in default of the Stock Purchase Agreement (See Subsequent Events - Note 13 for further information).

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

A number of warrants were also included in the Securities Purchase Agreement.  (See below under Warrants and Options)

On December 11, 2012,pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. The debt forgiveness was accounted for as contributed capital as PPEG was a significant shareholder. In additions, the Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were  to be cancelled and returned to treasury (See Note 13). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven. As of December 31, 2012 the 4,676,000 were removed from outstanding and classified as held in escrow in the amount of $39,469 based on the historical value of shares.

On December 17, 2012, pursuant to the Spirit Bear investment, two officers of the Company agreed to forgo accrued salaries totaling $70,000. The debt forgiveness was accounted for as additional paid in capital.

7. WARRANTS AND OPTIONS

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2012 and changes during the fiscal year ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2011	-	$-	-
Granted	8,395,004	$0.29	3.71
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at December 31, 2012	8,395,004	$0.29	3.71
Exercisable at December 31, 2012	8,395,004	$0.29	3.71

8.    RELATED PARTY TRANSACTIONS

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

9.  INCOME TAXES

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

The components of the Company's deferred tax asset as of December 31, 2012 and 2011 is as follows:

	Since Inception to	Since Inception to
	December 31, 2012	December 31, 2011
Net operating loss carry forward	$483,525	$267,748
Valuation allowance	(483,525)	(267,748)
Net deferred tax asset	$--	$--

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	As of	As of
	December 31, 2012	December 31, 2011
Tax at statutory rate (35%)	$215,777	$267,748
Increase in valuation allowance	(215,777)	(267,748)
Net deferred tax asset	$--	$--

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

10.   INTELLECTUAL PROPERTY

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

11.   PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. As of December 31, 2012, the prepaid balance is $245,045.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per share were issued to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media.  The services are for a 12 month term. As of December 31, 2012, the prepaid balance is $128,634

12.    COMMON STOCK RECEIVABLE

On September 2, 2011, Z3E and Richard Glisky signed a Rescission Agreement (Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company. The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, the Company assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Company common stock back to the Company which the Company’s intended to have cancelled.  On February 23, 2012, 1,920,000 shares of the Company common stock were returned to the Company and cancelled.  Consequently, the Company had an $8,000,000 stock receivable removed from its books

13.    SUBSEQUENT EVENTS

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
10.37	Code of Ethics and Business Conduct
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, INC.

Date: May 21, 2013	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	May 21, 2013
Timothy Hassett
By: /s/ Quentin Ponder	Vice-Chairman , Chief Financial Officer,	May 21, 2013
Quentin Ponder	Treasurer (Principal Financial and Accounting Officer)

By: /s/ Judson Bibb	Vice-President and Secretary	May 21, 2013
Judson Bibb

By: /s/ Jay Palmer	Director	May 21, 2013
Jay Palmer

By: /s/ Carrie Dwyer	Director	May 21, 2013
Carrie Dwyer

By: /s/ Donica Holt	Director	May 21, 2013
Donica Holt