Form 10-Q
period 2013-06-30
HPEV, INC.
filed 2013-08-19
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 15, 2013, there were 44,885,441 shares of common stock, $0.001 par value, issued and outstanding.

HPEV, INC.

PART I – FINANCIAL INFORMATION

The unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an outside independent accounting firm as required by the rules of the Securities and Exchange Commission, or the SEC. As a result, this Quarterly Report on Form 10-Q is considered deficient and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above, this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Report with the SEC to provide the financial and other information set forth herein to its shareholders and other interested parties. The Company plans to file an amendment to this Quarterly Report on Form 10-Q as soon as practicable with a review by our independent registered public accounting firm of the Company’s interim financial statements included herein.

The CEO and CFO believe, to the best of their knowledge, that the financial statements accurately portray the financial condition of the Company. The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications.

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

PART 1 – FINANCIAL INFORMATION
HPEV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED and UNREVIEWED)

	As of	As of
	June 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$49,134	$194,721
Prepaid Expense	-	373,679
Total current assets	49,134	568,400
Intangible assets	94,807	73,582

Total assets	$143,941	$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank Overdraft
Accounts payable	158,357	177,280
Accounts payable – related party	-	52,305
Notes payable-related party	27,910	34,110
Short term loans – related party	162,750	-
Total current liabilities	349,017	263,695

Total liabilities	349,017	263,695

Commitments and contingencies	-	-

Stockholders' equity
Common stock; $.001 par value; 100,000,000 shares authorized,
44,835,441 and 42,970,441 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	44,835	42,970
Preferred stock: $.001 par value: 15,000,000
shares authorized, 200 shares issued and
Outstanding as of June 30, 2013
Additional paid-in capital	6,522,442	6,116,420
Common stock held in escrow	8,441	39,469
Common stock payable	-	-
Common stock receivable	-	-
Accumulated deficit during development stage	(6,780,794)	(5,820,572)
Total stockholders' equity	(205,076)	378,287

Total liabilities and stockholders' equity	$143,941	$641,982

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED and UNREVIEWED)

	Three Months Ended		Six Months Ended		From Inception (March 24, 2011) through
	June 30, 2013	June. 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-
Cost of goods sold	-	-			-
Gross profit	-	-	-	-	-

Operating expenses
Director stock compensation	-	-	-	(2,650,000)	-
Consulting	194,575	533,775	588,197	906,079	4,428,128
Professional fees	37,253	211,937	84,769	242,733	735,387
Research and development	87,700	105,898	89,700	449,131	446,773
General and administrative	144,490	38,936	197,556	59,866	351,460
Loss on deposit	-	-	-	-	100,000
Loss on intangible property	-	-	-	-	75,000

Total operating expenses	464,018	890,546	960,222	(992,191)	6,136,748

Other Income & Expenses
Interest Expense	-	(2,147)	-	2,928	(277,545)
Finance Cost	-	(197,826)	-	197,826	(622,522)
Gain on settlement of debt	-	-	-	-	256,021
Net income (loss)	$(464,018)	$(1,090,519)	$(960,222)	$791,437	$(6,780,794)

Basic loss per common share	$(0.01)	$(0.02)	$(0.02)	$0.02	$(0.15)
Diluted income (loss) per common
share	$(0.01)	$(0.02)	$(0.02)	$0.02	$(0.15)
Basic weighted average
common shares outstanding	44,335,441	47,618,639	44,191,274	47,975,091	45,440,523

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED and UNREVIEWED)

	Six months ended June 30, 2013	From March 24, 2011 (Date of Inception) Through June 30, 2012	From March 24, 2011 (Date of Inception) Through June 30, 2013
	Un-Audited	Un-Audited	Un-Audited
Cash flows from operating activities:
Net loss	$(960,222)	$(4,332,778)	$(6,780,794)
Adjustments to reconcile net loss to	-	-	-
Net cash used by operating activities:
Financing provided by deferred compensation	72,000	-	72,000
Stock issued to founder	-	22,000	22,000
Stock issued for services	373,679	763,097	3,602,391
Stock options issued for penalty	-	108,420	-
Gain on settlement of debt	-	-	(256,021)
Warrants issued for penalty	-	99,229	197,413
Warrants issued for interest	-	-	390,426
Stock compensation	-	1,600,802	-
Amortization of financing cost	-	197,826	622,522
Impairment of intangible asset & deposit	-	175,000	175,000
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Increase (decrease) in accrued interest	-	3,164	6,021
Notes payable - related party	-	-	-
Increase (decrease) in accounts payable –related party	(52,305)	2,928	-
Increase in accounts payable	97,802	383,488	333,445
Net cash used by operating activities	(469,046)	(976,824)	(1,615,597)

Cash flows from investing activities:
Increase of intangible assets	(21,225)	(64,331)	(94,807)
Cash acquired through reverse merger	-	37	37
Net cash used by investing activities	(21,225)	(64,294)	(94,770)

Cash flows from financing activities:
Proceeds from sale of common stock	350,884	55,000	405,884
Proceeds from sale of preferred stock	-	-	500,000
Common stock	-	-	-
Advances from related party- shareholder	-	386,222	-
Proceeds from loans payable	-	-	-
Proceeds from loans payable – related party	-	-	-
Proceeds from notes payable	-	-	439,722
Payment on notes payable	-	-	(189,722)
Proceeds from notes payable - related party	7,800	598,817	618,407
Proceeds from short term loan – related party	-	-	-
Payments on notes payable – related party	(14,000)	(200)	(15,200)
Bank overdraft	-	1,279	410
Net cash provided by financing activities	344,684	1,041,118	1,759,501
Net increase (decrease) in cash and cash equivalents	(145,587)	-	39,529

Cash, beginning of period	194,721	-	-

Cash, end of period	$49,134	$-	$49,134

Supplemental Information
Interest paid with cash	$-	$-	$1,327
Supplemental Schedule of non-cash activities
Accrued interest forgiven	$-	$-	$6,021
Related party accrued salary forgiven	$-	$-	$70,000
Related party notes payable forgiven	$-	$-	$911,894
Accounts payable related party transferred to notes payable related party	$(90,750)	$-	$(90,750)
Shares issued for services	$-	$2,343,439	$1,358,016
Shares issued to settle accounts payable	$(25,975)	$-	$(25,975)
Shares issued held in escrow	$(31,028)	$-	$(31,028)
Assumed as part of reverse merger
Prepaid expense	$-	$375,003	$375,003
Intangible assets	$-	$75,000	$75,000
Deposit	$-	$100,000	$100,000
Prepaid asset	$-	$-	$375,002
Accounts payable	$-	$(11,637)	$(11,637)
Notes payable	$-	$336,187	$-
Notes payable – related party	$-	$-	$(336,187)
Warrants granted as finance cost	$-	$(583,173)	$-
Warrants granted to secure financing	$-	$(120,255)	$-
Stock issued for prepaid services	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

These unaudited and unreviewed condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”).  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

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
June 30, 2013
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

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents.  Since then, additional patents have been awarded and filed. Therefore, as of August 15, 2013, our subsidiary, HPEV, owns the rights to five patents, and five patent-applications pending with two remaining to be assigned.   See Note 7 – Intellectual Property.

The patents and patents-pending owned by HPEV cover composite heat pipes and their applications, a parallel power platform and a parallel power gearing system. The utilization of composite heat pipes should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components. The parallel power platform enables vehicles to alternate between two sources of power and forms the basis of the electric load assist delivered to the engine. The parallel power input gearing unit enables vehicles run an on-board generator to deliver mobile electric power.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

The parallel power input gearing unit forms the basis of the Company’s Mobile Generator (MG) system. The Company is currently negotiating with a number of fleet owners and manufacturers to install the MG system into their work vehicles.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $6,780,794 during the period from March 24, 2011 (Date of Inception) through June 30, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.  For the periods ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company did not report any revenues.

Earnings Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2013 and 2012 and the inclusion would be considered anti-dilutive.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts payable and accrued expenses, loan payable and notes payable – related party.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10.  ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As of June 30, 2013, the Company has not implemented an employee stock based compensation plan.

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
June 30, 2013
(Unaudited and Unreviewed)

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

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluated subsequent events through August 11, 2013, the date the Company’s quarterly report on Form 10-Q was ready to issue.

Research and development

Costs of research and development are expensed in the period in which they are incurred.

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2013-05 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
Net loss attributable to common stockholders	$(464,018)	$(1.090,519)

Weighted average shares outstanding	44,835,441	47,618,639

Basic and diluted loss per share	$(0.01)	$(0.02)

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 200, issued and outstanding as of June 30, 2013.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear Limited (“Spirit Bear”) pursuant to which it sold to Spirit Bear 200 shares of the Company’s Series A Convertible Preferred Stock. Each share of the Preferred Stock is convertible into 20,000 shares of Company’s common stock and, under certain circumstances, the Preferred Stock is convertible into Senior Convertible Notes. The Conversion Price of the Preferred Stock is equal to the $2,500.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

On February 6, 2013, the Company received a letter from Spirit Bear which stated that the Company was in default of the Stock Purchase Agreement. According to Spirit Bear, the Company had not acted promptly to make 50% of the board of directors Spirit Bear designees.  In addition, Spirit Bear stated that the company had not amended its bylaws with respect to Special Meetings and Meeting Adjournments nor had it provided a certified copy of its Articles of Incorporation within 10 days of the closing of the Stock Purchase Agreement. Pursuant to the Securities Purchase Agreement with Spirit Bear Limited, (“Spirit Bear”), the bylaws relating to Special Meetings and Meeting Adjournments were amen ded verbatim with what was required in the agreement effective February 20, 2013.  Jay Palmer and Carrie Dwyer were appointed to the board of directors on the same date and Donica Holt was appointed to the board of directors on March 7, 2013.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

On June 24, 2013, as contemplated by the Settlement Agreement, an Amendment to the Certificate of Designation was filed with the Secretary of State of the State of Nevada. The amendment effectuated the change (i) to the conversion rate of each share of Series A Preferred Stock from being convertible at the rate of 20,000 shares to 50,000 shares of common stock and (ii) to the voting right of each share of Series A Preferred Stock from 20,000 shares to 50,000 shares of the common stock. There are currently 200 shares of Series A Preferred Stock issued and outstanding, all which are held by Spirit Bear Limited and its assignees.

The Company and the holders of the Series A Preferred Stock also amended the bylaws of the Company to provide that the Board shall, irrespective of the number of members, at all times be composed of an even number of members of which at least 50% shall be individuals designated by Spirit Bear. If Spirit Bear does not respond to a written request to designate one or more nominees to the Board within 10 days, this right shall no longer have any effect until the number of directors of the Board shall change thereafter (whether by resignation, appointment, removal or otherwise). This right survives until the earlier of December 14, 2015 and the date that Spirit Bear ceases to be an affiliate of the Company.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

Common Stock

The Company has 100,000,000 common shares and 15,000,000 preferred shares authorized and 44,835,441 common and 200 preferred shares issued and outstanding as of June 30, 2013.

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

On October 31, 2011 stock options to purchase 200,000 shares at $0.55 were issued to The Crone Law Group, these options were issued in order to satisfy a penalty for services rendered and payments defrayed.  These options were valued at $108,420 using a Black-Sholes valuation model.

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
June 30, 2013
(Unaudited and Unreviewed)

On April 5, 2012, a Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State noting the increase in authorized common stock to 100,000,000 shares.

On April 13, 2012, Judson Bibb returned the 5,000,000 shares he had received from Phoenix Productions and Entertainment Group (PPEG) back to PPEG resulting in a reversal of the expense in the quarter ending June 30, 2012, as such the Company recognized a gain due to the return of shares of $2,650,000.

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

A number of warrants were also included in the Securities Purchase Agreement.  (See below under Warrants and Options)

On December 21, 2012, pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. The debt forgiveness was accounted for as contributed capital as PPEG was a significant shareholder. In addition, the Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be canceled and returned to treasury (See Note 11). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven. As of December 31, 2012, the 4,676,000 were removed from outstanding and classified as held in escrow in the amount of $39,469 based on the historical value of shares.

On December 17, 2012, pursuant to the Spirit Bear investment, two officers of the Company agreed to forgo accrued consulting fees totaling $70,000. The debt forgiveness was accounted for as additional paid-in capital.

Pursuant to a debt settlement with the Crone Law Group, on February 13, 2013, the Board of Directors approved the issuance of 25,000 shares of restricted common stock to Mark Crone, the owner of the law group, to satisfy an outstanding balance of $30,975.

Pursuant to a Board of Directors’ resolution passed on February 20, 2013 which authorized a capital raise of $3.2 million through the issuance of debt or equity, on June 13, 2013, the Company issued 750,000 shares of restricted common stock valued at $0.33 per share to an accredited investor in exchange for $250,000 in funding. The investor also received warrants to purchase 1,200,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share (See Note 6: Warrants and Options).

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

The accredited investor’s stock subscription agreement includes a reset provision which states that if on the ninetieth business day from the closing date of May 16, 2013, the market price per share of the Common Stock is not trading at $0.77 or higher, the Company will issue to the investor up to 336,956 shares, or an amount such that the investor would have received had he invested $577,500 on May 16, 2013, whichever amount is lower.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to a Board of Directors’ resolution noted above, on June 10, 2013, the Company issued 225,000 shares of restricted common stock valued at $0.44 per share and warrants to purchase 337,500 shares of common stock at a purchase price of $0.66 per share to an accredited investor in exchange for $100,000 in funding (See Note 6: Warrants and Options).

The accredited investor’s stock subscription agreement includes a reset provision which states that if on the ninetieth business day from the closing date of June 10, 2013, the market price per share of the Common Stock is not trading at $0.75 or higher, the Company will issue to the investor up to 200,000 shares, or an amount such that the investor would have received had he invested $168,750 on June 10, 2013, whichever amount is lower.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

For all investments received in the 2nd quarter of 2013, the cash received from the investors was for the value of both the common stocks and warrants.The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

Consequently, the investments were reflected in an increase in cash and an increase to stock and/or additional paid-in capital as well as an increase in the financing activities shown on the cash flow statement.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

On December 14, 2012, the penalty warrants for all four loans owed to Spirit Bear totaled 819,223. The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 as of December 31, 2012.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

On May 16, 2013, the “Company agreed to sell to an accredited investor 750,000 fully paid and non-assessable shares of common stock, par value $0.001 per share at a purchase price of thirty three cents ($0.33) per share. The investor also received warrants to purchase 1,200,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share. The warrants will remain effective for 30 months and may be exercised on a cashless basis.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2013, the “Company agreed to sell to an accredited investor 225,000 fully paid and non-assessable shares of common stock, par value $0.001 per share at a purchase price of forty four cents ($0.44) per share. The investor also received warrants to purchase 337,500 shares of common stock at a purchase price of $0.66 per share. The warrants will remain effective for 30 months and may be exercised on a cashless basis.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

For all investments received in the 2nd quarter of 2013, the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

Consequently, the investments were reflected in an increase in cash and an increase to stock and/or additional paid-in capital as well as an increase in the financing activities shown on the cash flow statement.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2013 and changes during the six months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	8,091,435	$0.48	3.71
Granted	8,091,435	$0.48	3.71
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at June 30, 2013	9,516,435	$0.38	2.52
Exercisable at June 30, 2013	9,516,435	$0.38	2.52

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

Options

On October 31, 2011, stock options to purchase 200,000 shares at $0.55 were issued to The Crone Law Group. These options were issued in order to satisfy a penalty for services rendered and payments defrayed. The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 0.41%; dividend yield of 0% and expected volatility of 289%. These options were valued at $108,420 and charged to professional fees.

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

Subsequent to the reverse merger, Phoenix Productions and Entertainment Group, Inc. made loans to the Company of $598,207 leaving a balance due as of December 11, 2012 of $911,894. On that date, the Company signed a debt settlement agreement and the loan was forgiven. (See Note 5).

Beginning on January 15, 2013, compensations of (i) $13,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $12,500 per month for Theodore Banzhaf, the President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, the Vice-President and Secretary began to accrue.

With the exception of $70,000 in accrued consulting fee forgiven by two officers on December 17, 2012, the accruals for all unpaid consulting fees dating back to May 2012 are reflected in the Consolidated Balance Sheets under “Short term loans - related party”.

During the period from inception (March 24, 2011) to June 30, 2013, Judson Bibb, Director, advanced $22,910 in interest free, unsecured, due on demand funds.  As of June 30, 2013, $22,910 remains due and payable. Consequently, it is also reflected in the Consolidated Balance Sheets under “Short term loans - related party”.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

On June 24, 2013, as contemplated by the Settlement Agreement, an Amendment to the Certificate of Designation was filed with the Secretary of State of the State of Nevada. The amendment effectuated the change (i) to the conversion rate of each share of Series A Preferred Stock from being convertible at the rate of 20,000 shares to 50,000 shares of common stock and (ii) to the voting right of each share of Series A Preferred Stock from 20,000 shares to 50,000 shares of the common stock. There are currently 200 shares of Series A Preferred Stock issued and outstanding, all which are held by Spirit Bear Limited and its assignees.

The Company and the holders of the Series A Preferred Stock also amended the bylaws of the Company to provide that the Board shall, irrespective of the number of members, at all times be composed of an even number of members of which at least 50% shall be individuals designated by Spirit Bear. If Spirit Bear does not respond to a written request to designate one or more nominees to the Board within 10 days, this right shall no longer have any effect until the number of directors of the Board shall change thereafter (whether by resignation, appointment, removal or otherwise). This right survives until the earlier of December 14, 2015 and the date that Spirit Bear ceases to be an affiliate of the Company.

NOTE 8 – NOTES PAYABLE

On September 7, 2010, the Company entered into a loan agreement with Phoenix Productions and Entertainment Group (“PPEG”) for an interest-free loan up to $1,000,000 (the “PPEG Loan Agreement”). Up to December 21, 2012, the Company borrowed an aggregate of $911,894 under the PPEG Loan Agreement which was used for the Company’s operations, potential acquisitions, acquisition of intellectual property rights and HPEV, Inc.

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

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company.  On August 8, 2012, the Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans.  The warrants granted to Spirit Bear totaled 665,374 shares.  The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622,523 and the aggregate value was capitalized as a financing cost and has been accreted and charged to financing cost expense in the amount of $622,523 as of December 31, 2012.

In the event payment is not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants. On December 14, 2012, the penalty warrants for all four loans owed to Spirit Bear totaled 819,223. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 as of December 31, 2012.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

On December 21, 2012, the Company concluded negotiations on a debt settlement agreement by and among the Company, PPEG, Action Media (PPEG and Action Media collectively, the “Debt Holders”) and Spirit Bear. To help induce Spirit Bear to invest in the Company, the Debt Holders agreed to forgive debt of $1,161,894 and accrued interest owed to them by the Company (the “Debt”) and release the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

Pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. Action Media agreed to forgive all outstanding debt and accrued interest under the loan. The Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be canceled and returned to treasury (See Note 11). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven.

Pursuant to the Debt Settlement Agreement signed with Phoenix Productions and Entertainment Group, Action Media Group and Spirit Bear Limited signed on December 11, 2012, 3,676,000 shares of common stock that were being held in escrow were canceled on January 14, 2012. That left 1,000,000 shares remaining in escrow and a total of 43,970.411 shares of common stock outstanding

NOTE 9 - INTELLECTUAL PROPERTY

As of June 30, 2013, HPEV Inc.’s wholly owned subsidiary was assigned the rights to five patents and five patents-pending with two remaining to be assigned.   The issued patents and the majority of the patents-pending relate to the utilization of heat pipes to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the heat pipes provide lower costs, improved performance benefits and longer product life.  Another patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board.  The patent-pending for the parallel power input gearbox enables work vehicles to run an on-board generator which provides mobile electric power.   The direct cost (since inception) for legal services related to the patents was $94,807. This amount was capitalized as an asset.

NOTE 10 - PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389.  The services are for a 24 month term. As of June 30, 2013, the prepaid balance is $0.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

Phoenix Productions and Entertainment Group, LLC, (PPEG), a company with whom Z3 Enterprises, Inc. (“Z3E”, a company with whom HPEV executed a reverse merger with) signed a joint venture agreement and with whom Z3E once shared office space.  PPEG was a major shareholder in the Company.

On September 7, 2010, Z3E and PPEG entered into a Loan Agreement pursuant to which PPEG is to lend the Company up to $1,000,000 (the “PPEG Loan Agreement”). Loans under the PPEG Loan Agreement were interest-free and were not convertible into the common stock of the Company as provided in the PPEG Joint Venture Agreement.  All loans through December 11, 2012 from PPEG to the Company were made pursuant to the PPEG Loan Agreement.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

On December 11, 2012, HPEV, Inc. (the “Company”) entered into a Debt Settlement Agreement (the “Agreement”) with Phoenix Productions and Entertainment Group (“PPEG”), Action Media Group, LLC (“AMG”)(PPEG and AMG together, the “Debt Holders”), and Spirit Bear Limited. Prior to execution of the Agreement, the Debt Holders were owed an aggregate of $1,161,894 in principal and accrued interest (the “Debt”) by the Company.  The Debt Holders also owned an aggregate of 4,676,000 shares (the “Total Shares”) of the Company’s common stock.

Pursuant to the Agreement, the Debt Holders agreed (i) to forgive the Debt and (ii) to transfer the Total Shares to the Company’s transfer agent to be held in escrow and to be cancelled as provided for in the Agreement.  Accordingly, the Debt holders have returned the notes evidencing the Debt, which notes were received by the Company on December 17, 2012; and have delivered the Total Shares to the escrow agent by book-entry transfer on December 20, 2012.  As provided for in the Agreement, Debt Holders have released the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

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

In 2010 and part of 2011, Z3E shared office space with PPEG. In consideration for the use of such space, Z3E paid approximately $1,925 in 2011 through August 31, 2011. The sharing of office space officially ended on February 17, 2012.

The Joint Venture Agreement with PPEG was dissolved on December 9, 2011 by mutual agreement.

In October 2011, Judson Bibb, Director, received a gift of 5,000,000 shares from PPEG a significant shareholder.  This gift was deemed as compensation. The shares were subsequently returned on April 13, 2012 and no financial benefit was accrued.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

On April 12, 2011, Judson Bibb, the Secretary and a Director of the Company, provided an interest-free loan to the Company in the amount of $22,910, which remains outstanding. The loan was secured by the placement of a mortgage lien in favor of Mr. Bibb on real property owned by Harvest Hartwell while it was a subsidiary of the Company. On August 10, 2011, Mr. Bibb executed the necessary documents to discharge the mortgage lien in order to facilitate the rescission of the acquisition agreement pursuant to which Z3E acquired Harvest Hartwell. The rescission took place on September 2, 2011. The Secretary/Director and the Company have yet to make new arrangements for repayment of the loan.

On February 20, 2013, the board of directors voted to establish compensation levels for the officers of the Company.

Starting to accrue on January 15, 2013, compensations of (i) $13,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $12,500 per month for Theodore Banzhaf, the President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, the Vice-President and Secretary. The consulting fees and salaries will not be paid until and unless the Company raises $1 million.

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

As of July 24, 2013, the Company has raised $1 million. Therefore, as per the board resolution passed on February 20, 2013, Tim Hassett will accrue $12,500 a month, Ted Banzhaf will accrue $14,500 a month, Quentin Ponder will accrue $10,000 a month and Judson Bibb will accrue $8,000 a month. As noted above, the accruals began on January 15, 2013.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

On February 6, 2013, the Company received a letter from Spirit Bear which stated that the Company was in default of the Stock Purchase Agreement. According to Spirit Bear, the Company had not acted promptly to make 50% of the board of directors Spirit Bear designees.  In addition, Spirit Bear stated that the company had not amended its bylaws with respect to Special Meetings and Meeting Adjournments nor had it provided a certified copy of its Articles of Incorporation within 10 days of the closing of the Stock Purchase Agreement. Pursuant to the Securities Purchase Agreement with Spirit Bear Limited, (“Spirit Bear”), the bylaws relating to Special Meetings and Meeting Adjournments were amended, effective February 20, 2013, verbatim with what was required in the Stock Purchase Agreement. Jay Palmer and Carrie Dwyer were appointed to the board of directors on the same date and Donica Holt was appointed to the board of directors on March 7, 2013.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

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

On June 24, 2013, an Amendment to the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of the Series A Convertible Preferred Stock (the “Certificate of Designation”) issued by the Company was filed with the Secretary of State of the State of Nevada. The amendment effectuated the change (i) to the conversion rate of each share of Series A Convertible Preferred Stock from being convertible at the rate of 20,000 shares of common stock of the Company to 50,000 and (ii) to the voting right of each share of Preferred Stock from 20,000 to 50,000 shares of the common stock of the Company. There are currently 200 shares of the Preferred Stock issued and outstanding, all which are held by Spirit Bear Limited and its assignees.

The amendment to the Certificate of Designation was contemplated as a result of the Settlement Agreement entered into on April 12, 2013 between the Company and Spirit Bear Limited.

On June 24, 2013, the Company and the holders of the Preferred Stock also amended the bylaws of the Company to provide that the Board of Directors of the Company shall, irrespective of the number of members, at all times be composed of an even number of members of which at least 50% shall be individuals designated by Spirit Bear Limited. Such amendment was contemplated by the Securities Purchase Agreement entered into between Spirit Bear Limited and the Company December 14, 2012.

The amendment to the Bylaws provides that Spirit Bear Limited shall have the right to nominate half of the members of the Board, which shall consist of an even number of directors. If Spirit Bear Limited does not respond to a written request to designate one or more nominees to the Board within 10 days, this right shall no longer have any effect until the number of directors of the Board shall change thereafter (whether by resignation, appointment, removal or otherwise).  This right survives until the earlier of December 14, 2015 and the date that Spirit Bear Limited ceases to be an affiliate of the corporation.

Pursuant to a letter agreement, dated August 7, 2013, Spirit Bear agreed to waive its rights to purchase an additional 500,000 shares under the warrant exercisable at $0.35 per share in the event the registration statement’s effectiveness was not maintained. If a Post Effective Amendment was filed within three days of the filling of the Form 10-Q.

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

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

NOTE 12 - SUBSEQUENT EVENTS

On July 4, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 4, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.44 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 11, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 12, 2013, an accredited investor purchased 225,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 12, 2016, an aggregate of 337,500 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 16, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.69. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 16, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.69.  The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

On July 17, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 19, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 19, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.59. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 23, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 23, 2016, an aggregate of 83,333 shares of common stock at an exercise price of $0.58. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 24, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 83,333 shares of common stock at an exercise price of $0.49. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

HPEV, INC.
(a Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited and Unreviewed)

With the previous investment, the threshold of $1,000,000 in sales of shares and warrants was reached. Consequently, the Company began work on a registration statement on Form S-1 to be filed with the Securities and Exchange Commission within 45 days.

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 388,889 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $175,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 583,334 shares of common stock at an exercise price of $0.54.   The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to a letter agreement, dated August 7, 2013, Spirit Bear agreed to waive its rights to purchase an additional 500,000 shares under the warrant exercisable at $0.35 per share in the event the registration statement’s effectiveness was not maintained. If a Post Effective Amendment was filed within three days of the filling of the Form 10-Q.

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

Background

We have not generated any revenues to date.  We expect to begin to generate revenues in the last quarter 2013, and anticipate that we will be cash flow positive in the first quarter of 2014.

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, a parallel power input gearbox around which we have designed a mobile auxiliary power system and an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for some of our technologies and their acronyms including ‘Totally Enclosed Heat Pipe Cooled’, ‘TEHPC’, ‘Electric Load Assist’, ‘ELA’, ‘Mobile Auxiliary Power’ and ‘MAP’.

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and change the manufacturing cost structure in several large industries beginning with fleet vehicles and the motor/generator industries.

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

We currently expect to begin to generate revenues from our heat dispersion technology business in the first quarter of 2014.

Mobile Electric Power

A proprietary gearing system the Company developed for our electric load assist (see below) can also be used to power an on-board generator with the result that commercial vehicles no longer need to tow a mobile generator to a work site. Management believes it has uncovered an immediate need for on-board, continuous generation of up to 250 kW of power to remote jobsites as well as the mobile generation of emergency power in the event of an outage or disaster. Consequently, we intend to offer an on-board generator installation kit as a stand-alone (Mobile Generator) and as part of a hybrid conversion (the Ultimate Work Truck).

We currently expect to begin to generate revenues from our heat dispersion technology business in the first quarter of 2014.

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

Initially, our ELA system business will implement a simple version of its technology for on-board mobile auxiliary power and we hope to generate revenue from transport companies and other businesses which own and/or manage fleets of Class 2, 3, 4 and 6 vehicles or light to medium-duty trucks. Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

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

Results of Operations for the Three and Six Months Ended June 30, 2013

We had no revenues for the three month period ended June 30, 2013. Our operating expenses were $464,018, consisting entirely of consulting fees, professional fees, research and development, and general and administrative expenses as we created proposals and negotiated memoranda of understanding with global manufacturers as well as continued to raise capital to fund operations and secure the machinery necessary to implement the requirements of the memoranda.

We had no revenues for the six month period ended June 30, 2013.  Our operating expenses were $960,222, consisting entirely of consulting fees, professional fees, research and development, and general and administrative expenses as we filed new patents, created proposals and negotiated memoranda of understanding with global manufacturers as well as continued to raise capital to fund operations and secure the machinery necessary to implement the requirements of the memoranda.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net operating income (loss) for the three months ended June 30, 2013 were as follows:

Three Months Ended June 30, 2013

Revenue	$-

Operating expenses:
Consulting	194,575
Research and Development	87,700
General & administrative	144,490
Professional fees	37,253
Total operating expenses	464,018

Net operating loss	(464,018)

Net loss	$(464,018)

Comparison of Operating Results for the Three Months ended June 30, 2013 and 2012

REVENUE AND OPERATING EXPENSES:

For the three months ended June 30, 2013 and 2012, we had no revenues.

As mentioned above, we have tried to minimize our operating expenses. The expenses for the second quarter of 2013 consisted primarily of payments to independent contractors and general and administrative expenses.  For the three months ended June 30, 2013 and 2012, our total operating expenses were $464,018 and $890,546, respectively. The majority of the decrease in operating expenses was due to reduced spending on independent contractors and professional fees. On the other hand, general and administrative expenses increased as the Company began to pay consulting fees instead of deferring them as was done in the second quarter of 2012. Our total operating expenses for all of 2012 were $52,311 which includes a director’s stock compensation expense of $2,650,000 which was rescinded on April 13, 2012.

For the three months ended June 30, 2013, we had a net loss of $464,018. For the three months ended June 30, 2012, we incurred a net loss of $1,090,519. Our net loss for 2012 was $696,357 including the director’s stock compensation expense.

Our loss per share during the second quarter of 2013 was nominal.  During the second quarter half of 2012, it was nominal and from Inception (March 24, 2011) to December 31, 2012, it was nominal as well.

Comparison of the Operating Results for the Six Months ended June 30, 2013 and 2012

For the six months ended June 30, 2013 and June 30, 2012, we had no revenues.

We incurred total operating expenses (income) of $960,222 for the six month period ended June 30, 2013, as compared to total operating expenses (income) of ($992,191) for the six month period ended June 30, 2012.

The increase in net operating loss for 2013 is due primarily to the offset of the director’s stock compensation of $2,650,000 in 2012. The reductions in 2013 of consulting fees as well as research and development of  $317,882 and $359,431, respectively, was the result of budget tightening and the shift in focus from planning and engineering for our initial hybrid conversion to the incorporation of our thermal technology into electric motors manufactured by two different companies. Otherwise, professional fees decreased by $157,964 due to new legal representation and the resignation of our auditors whereas general and administrative costs rose by $137,690 as the company began to pay consulting fees instead of deferring them.

For the six month period ended June 30, 2013, we incurred a net loss of $960,222 or $0.02 per share as compared to a net income of $791,437 (due to the director’s stock compensation offset), or $0.02 per share, for the six month period ended June 30, 2012.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2013, because we did not generate any revenues, we had negative operating cash flows.  Our cash on hand as of June 30, 2013 was $49,134, which came primarily from the issuance of notes payable to a related party.  Our monthly cash flow burn rate is approximately $115,000.  As a result, we have significant cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30, 2013 (Unaudited)	December 31, 2012	Change

Cash	$49,134	$194,721	$-145,587
Total Current Assets	49,134	568,400	-519,266
Total Assets	143,941	641,982	-498,041
Total Current Liabilities	349,017	263,695	85,322
Total Liabilities	$349,017	$263,695	$85,322

Our cash decreased by $145,587 as of June 30, 2013 as compared to December 31, 2012 due to the purchases of electric motors. Our total current assets, and total assets, decreased by $598,266 and $498,041, respectively, during the same period, partly because of our decrease in cash, but also as a result of prepaid expenses that were reduced to $0.

Our current liabilities increased by $85,322 as of June 30, 2013 as compared to December 31, 2012 primarily because of short term loans from a related party of $162,750.  Our total liabilities increased by the same $85,322 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources.  There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2013 was $49,134, which came primarily from the sales of equity securities to accredited investors, and our monthly cash flow burn rate is approximately $115,000.  As a result, we have significant cash needs.  We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the six month period ended June 30, 2013 was $469,046 which consisted of our net loss from operations of $960,222 and a decrease in accounts payable- related party of $52,305 offset by financing provided by deferred compensation of $72,000, stock issued for services of $373,679 and an increase in accounts payable of $97,802.

Investments

We had no activity related to cash flows from investing activities.

Financing

Our net cash provided by financing activities for the three month period ended June 30, 2013 was $350,000, which consisted of proceeds from the sales of equity securities to two accredited investors.

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

(a)            Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because we have only four officers, the Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls because of the limited time and abilities of the four officers, and (2) there is no separate audit committee.  As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2013.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. As for bank cash, an outside accountant reconciled the bank accounts and they were found to be accurate. The uses of the infusion of cash from the investments of accredited investors were accounted for by the outside accountant and were appropriate under GAAP. A certified fraud examiner or forensic accountant reviewed the financials and agreed they fairly represented the financial results in the first and second quarters.

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

(d)           Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

On August 16, 2013, the Company received a Demand for Documents and Demand to Cease and Assist from Nevada counsel representing Spirit Bear Limited (“Spirit Bear”) and Mr. Jay Palmer, one of the three directors of the Company who was appointed by Spirit Bear. Such notice requires the Company to provide Mr. Palmer all books and records regarding all equity or debt issued by the Company since January 1, 2013 and an accounting of all compensation disbursed to Company executive officers since such date. Spirit Bear contends that management of the Company issued equity or debt without authority and paid salaries to its officers in violation of its agreements with Spirit Bear and its public filings.

Management of the Company does not consider these allegations to have any validity and intends to vigorously defend these allegations. The board of directors executed a unanimous written consent on February 20, 2013 with very specific milestones to be achieved in connection with the compensation to be accrued and paid to its management team. Although Spirit Bear and its three nominees to the board of the Company had an opportunity to discuss and/or revisit the board authorized compensation prior to the execution of the settlement agreement with Spirit Bear executed on April 12, 2013, said compensation was not part of said settlement.  Furthermore, the disclosure provided by the Company in its SEC filings regarding executive compensation has consistently provided the details of the executive compensation approved on February 20, 2013.

Notwithstanding, management has incurred a significant amount of time and effort attempting to resolve this matter with Mr. Palmer, its board member nominated by Spirit bear. Accordingly, management intends to respond to this Demand and consider affirmative actions against Spirit Bear and its nominees to ensure that such situation does not continuously occur, particularly since it seemingly occurs in connection with the preparation of filings necessary to be made by the Company to remain in compliance with its reporting obligations to the SEC.

As a result of the foregoing, the three nominees of Spirit Bear have not approved the filing of this Quarterly Report on Form 10-Q.

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

On May 17, 2013, an accredited investor purchased 750,000 shares of common stock and warrants in a private offering at a purchase price of $0.333 per share in consideration for $250,000. The warrants enable the investor to purchase, up to November 17, 2015, an aggregate of 1,200,000 shares of common stock at an exercise price of $0.48.  The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The agreement also includes a reset provision that provides that if on the 90th day after the closing date, the stock is not trading at $0.77 per share, the Company will issue to the investor up to either 336,956 shares of common stock or the amount of common shares that the investor would have received had he invested $577,500 on May 17, 2013, whichever is the lower. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2013, the Company issued 225,000 shares of restricted common stock valued at $0.44 per share and warrants to purchase 337,500 shares of common stock at a purchase price of $0.66 per share to an accredited investor in exchange for $100,000 in funding. The warrants expire December 10, 2015.

The accredited investor’s stock subscription agreement includes a reset provision which states that if on the ninetieth business day from the closing date of June 10, 2013, the market price per share of the Common Stock is not trading at $0.75 or higher, the Company will issue to the investor up to 200,000 shares, or an amount such that the investor would have received had he invested $168,750 on June 10, 2013, whichever amount is lower.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 4, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 4, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.44 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 11, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 12, 2013, an accredited investor purchased 225,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 12, 2016, an aggregate of 337,500 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 16, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.69. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 16, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.69.  The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 19, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 19, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.59. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 23, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 23, 2016, an aggregate of 83,333 shares of common stock at an exercise price of $0.58. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 24, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 83,333 shares of common stock at an exercise price of $0.49. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

With the previous investment, the threshold of $1,000,000 in sales of shares and warrants was reached. Consequently, the Company began work on a registration statement on Form S-1 to be filed with the Securities and Exchange Commission within 45 days.

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 388,889 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $175,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 583,334 shares of common stock at an exercise price of $0.54.   The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

(a)           Exhibits

3.1 (1)	Articles of Incorporation for Bibb Corporation

3.2 (2)	Amended Articles of Incorporation for Bibb Corporation dated September 3, 2010

3.3 (3)	Certificate of Amendment to Articles of Incorporation filed April 5, 2012

3.4 (1)	Bylaws of Bibb Corporation

3.5 (4)	Bylaw Amendments

3.6.1 (5)	Amendment to Article VII of the Bylaws of HPEV, Inc.

4.1.1 (5)
Amendment to the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of the Series A Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on June 24, 2013.

10.1 (3)	Consulting Agreement with Lagoon Labs, LLC dated February 13, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on SB-2 filed with the Commission on August 9, 2007.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 9, 2010.

(3)	Incorporated by reference from our quarterly report filed on Form 10-Q filed with the Commission on April 15, 2012

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 11, 2012.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 27, 2013

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, Inc.

Dated: August 19, 2013		/s/ Timothy Hassett
	By:	Timothy Hassett
	Its:	Chief Executive Officer

Dated: August 19, 2013		/s/ Quentin Ponder
	By:	Quentin Ponder
	Its:	Chief Financial Officer