Form 10-Q
period 2013-09-30
HPEV, INC.
filed 2013-11-19
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53443

HPEV, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8875 Hidden River Parkway, Suite 300 Tampa, FL	33637
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (813) 975-7467

 (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 8, 2013, there were 48,695,373 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

HPEV, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	9/30/2013	12/31/2012
	(Unaudited)	(Restated)
ASSETS

Current assets
Cash	$889,420	$194,721
Prepaid expenses	-	373,679
Loan receivable	17,858	-
Total current assets	907,278	568,400
Intangible	98,697	73,582

Total assets	$1,005,975	$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$85,829	$177,280
Accounts payable – related party	-	52,305
Short term loan-related parties	208,250	-
Notes payable-related party	22,910	34,110
	316,989	263,695
Stockholders' equity
Preferred stock: $.001 par value: 15,000,000
shares authorized, 200 shares issued and	-	-
outstanding as of September 30, 2013
Common stock; $.001 par value; 100,000,000
shares authorized, 44,085,441 shares issued
and outstanding as of September 30, 2013	48,951	42,970
Additional paid-in capital	8,091,757	6,116,420
Common stock held in escrow	8,441	39,469
Accumulated deficit during development stage	(7,460,163)	(5,820,572)
	688,986	378,287
	$1,005,975	$641,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	ThreeMonths Ended		Nine Months Ended			From Inception (March 24, 2011) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012		September 30, 2013

Revenue	$-	$-	$-		$-	$-
Cost of goods sold	-	-				-
Gross profit	-	-	-		-	-

Operating expenses
Director stock compensation	-	-	-			-
Consulting	220,493	501,923	805,086		1,408,002	4,312,058
Professional fees	123,160	19,480	209,529		162,984	1,195,147
Research and development	212,389	4,744	302,089		453,875	659,161
General and administrative	138,985	4,561	322,887		64,427	474,751
Loss on deposit	-	-	-		-	100,000
Loss on intangible property	-	-	-		-	75,000

Total operating expenses	695,027	530,708	1,639,591		2,089,288	6,816,117

Other Income & Expenses
Interest Expense	-	180,714	-		282,871	(277,545)
Finance Cost	-	315,773	-		513,599	(622,522)
Gain on settlement of debt	-	-	-		-	256,021
Net loss	$(695,027)	$(1,027,195)	$(1,639,591)		$(2,885,758)	$(7,460,163)

Basic loss per common share	$(0.01)	$(0.02)	$(0.03)	$	(0.06)	$(0.13)

Diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$	(0.06)	$(0.10)

Basic weighted average common shares outstanding	46,181,529	47,646,411	45,545,420		47,864,741	45,604,990

Diluted weighted average common shares outstanding	56,573,244	47,618,639	56,123,298		48,130,769	52,406,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Operating activities:
Net loss	$(1,639,591)	$(235,758)
Adjustments to reconcile net loss to Net cash used by operating activities:		-
Stock issued for consulting services	373,679	1,201,520
Gain on settlement of debt	-	-
Warrants issued for loan penalty	-	68,223
Warrants issued for interest		209,258
Amortization of financing cost	-	513,599
Director stock compensation from shareholder	-	(2,650,000)
Changes in operating assets and liabilities:
Increase in accrued interest	-	5,380
Increase in accounts payable related party	(52,305)	66,500
Decrease in accounts payable	(91,451)	272,627
Net cash used by operating activities	(1,409,668)	(548,651)

Investing activities:
Increase of intangible assets	(25,115)	(25,193)
Loan receivable	(17,858)	-
Net cash used by investing activities	(42,973)	(25,193)

Financing activities:
Proceeds from sale of common stock	1,950,290	5,000
Proceeds from notes payable		436,222
Proceeds from notes payable – related party	(11,200)	55,470
Payments on notes payable - related party	208,250	(1,200)

Net cash provided by financing activities	2,147,340	495,492

Net increase (decrease) in cash	694,699	(78,352)

Cash, beginning of period	194,721	78,361

Cash, end of period	889,420	19

Supplemental schedule of non –cash Activities
Shares issued for services	-	(800,069)

Assumed as part of reverse merger	-	8,000,000

Warrants granted as finance cost	-	(108,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

NOTE 1 – DESCRIPTION OF BUSINESS

HPEV, Inc., a Nevada corporation (formerly known as Bibb Corporation and Z3 Enterprises) (hereinafter referred to as “HPEV” or the "Company”), was incorporated in the State of Nevada on July 22, 2002.

As operations have consisted of general administrative and pre-production activities, HPEV, Inc. is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $7,460,163 during the period from March 24, 2011 (Date of Inception) through September 30, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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
September 30, 2013
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HPEV, Inc. is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 included in Annual Report on Form 10-K. The results of the three month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are no cash equivalents as of September 30, 2013 and 2012.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company did not report any revenues.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

Earnings per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of September 30, 2013, 199 preferred shares (which can be converted into common shares at a ratio of 1 to 50,000) and 13,202,245 warrants were outstanding.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses, loan payable and notes payable – related party.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
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

Employee Stock Based Compensation

The FASB issued SFAS No.123 (revised 2004), Share-Based Payment, which was superseded by ASC 718-10. ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2013, the Company has not implemented an employee stock based compensation plan.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

Capital Investment For Equipment

Capital investment for equipment over $10,000 with a measurable life will be capitalized and depreciated over the life of the equipment. Capital investment for equipment which is utilized in research and development and which cannot be utilized except for a particular R & D project will be expensed in the year the equipment is obtained

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2013-05 and believes that none of them will have a material effect on the Company’s financial statements.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 4 - LOSS PER SHARE

Components of loss per share for the three months ended September 30, 2013 and 2012 are as follows:

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Net loss attributable to common stockholders	$(1,639,591)	$(2,885,758)

Weighted average shares outstanding	45,545,420	47,864,741

Basic and diluted loss per share	$(0.03)	$(0.06)

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 199 Series A Convertible Preferred Stock issued and outstanding as of September 30, 2013.

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear Limited (“Spirit Bear”) pursuant to which it sold to Spirit Bear 200 shares of the Company’s Series A Convertible Preferred Stock. Each share of the Preferred Stock was initially convertible into 20,000 shares of Company’s common stock and, under certain circumstances, the Preferred Stock is convertible into Senior Convertible Notes. The Conversion Price of the Preferred Stock is equal to the $2,500.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

In connection with the sale of the Preferred Stock, on December 17, 2012, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation of the Series A Convertible Preferred Stock (the “Certificate of Designation”).

The Preferred Stock has voting rights as if each share of Series A Convertible Preferred Stock were converted into twenty thousand (20,000) shares of Common Stock (Subsequently increased to 50,000 shares of Commons Stock. See below.).

The holders of each share of Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets (as defined in the "Certificate of Designation”), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets (as defined in the "Certificate of Designation”) on any shares of Common Stock, an amount per share equal to the Liquidation Price ($2,500 per share of the Preferred Stock) of the Series A Convertible Preferred Stock.

Pursuant to the Securities Purchase Agreement, which was subsequently revised on April 12, 2013, the Company may sell the Purchaser up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock. The Company shall have the option to require Purchaser to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Company, evidencing that either (i) three motors or alternators or (ii) two motors and one AMP system (each motor, alternator or AMP system modified and tested pursuant to a distinct Memorandum of Understanding or other form of agreement) incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same motors, alternators or system incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 (or to be determined by agreement) for F or F1 , (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. The Company shall give the Purchaser at least seven business days’ notice of any subsequent closing. In the event the Company shall not have received the Certification Notice by December 14, 2013, Purchaser shall, commencing on December 14, 2013, have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

In connection with the sale of the Preferred Stock and Warrants, the Company and the Purchaser entered into a Patent and Securities Agreement. Pursuant to the Patent and Security Agreement, the Company may, under certain circumstances, grant to the Purchaser a security interest in certain patents set forth in the Patent and Security Agreement.

On February 20, 2013, the Board of Directors, consisting at the time of Tim Hassett, Quentin Ponder and Judson Bibb, voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices have been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

Also on February 20, 2013, the Board of Directors, consisting at the time of Tim Hassett, Quentin Ponder and Judson Bibb, granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The Company and Spirit Bear also agreed to change the terms of the option provided to Spirit Bear in the Securities Purchase Agreement. The new language provides that the Company can sell up to 200 additional preferred shares and warrants to Spirit Bear or other qualified investors designated by Spirit Bear, if before December 14, 2013, written certification ("Certification Notice") shall have been received by the Company from a federally licensed testing facility reasonably acceptable to the Company, evidencing that either the Company’s technology incorporated in (i) three motors or alternators or (ii) two motors and one auxiliary mobile power system is comprehensively tested in accordance with applicable standards and the results of those tests meet or exceed minimum requirements for certification under those standards. If the milestones are not met prior to such date, Spirit Bear retains its right to purchase 200 additional preferred shares and warrants until December 14, 2014.

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

Common Stock

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

On April 13, 2012, Judson Bibb returned the 5,000,000 shares he had received from Phoenix Productions and Entertainment Group (PPEG) back to PPEG resulting in a reversal of the expense in the quarter ending June 30, 2012; as such the Company recognized a gain due to the return of shares of $2,650,000.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

A number of warrants were also included in the Securities Purchase Agreement. (See below under Warrants and Options)

On December 21, 2012, pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. The debt forgiveness was accounted for as contributed capital as PPEG was a significant shareholder. In addition, the Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be canceled and returned to treasury (See Note 11). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven. As of December 31, 2012, the 4,676,000 shares were removed from outstanding and classified as held in escrow in the amount of $39,469 based on the historical value of shares.

On December 17, 2012, pursuant to the Spirit Bear investment, two officers of the Company agreed to forgo accrued salaries totaling $70,000. The debt forgiveness was accounted for as additional paid-in capital.

Pursuant to a debt settlement with the Crone Law Group, on February 13, 2013, the Board of Directors approved the issuance of 25,000 shares of restricted common stock to Mark Crone, the owner of the law group as well as the payment of $5,000 cash, to satisfy an outstanding balance of $30,975.

On May 17, 2013, the Company issued 750,000 shares of restricted common stock valued at $0.23 per share to an accredited investor in exchange for $250,000 in funding. The investor also received warrants to purchase 1,200,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share (See Note 6: Warrants and Options).

The accredited investor’s stock subscription agreement includes a reset provision which states that if on the ninetieth business day from the closing date of May 17, 2013, the market price per share of the Common Stock is not trading at $0.77 or higher, the Company will issue to the investor up to 336,956 shares, or an amount such that the investor would have received had he invested $577,500 on May 17, 2013, whichever amount is lower.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

As a result of the fact that the market price per share of the Common Stock did not trade at $0.77 or higher on the ninetieth business day from the closing date, the accredited investor was awarded an additional 336,956 shares of restricted common stock on August 14, 2013.

On June 10, 2013, the Company issued 225,000 shares of restricted common stock valued at $0.44 per share to an accredited investor in exchange for $100,000 in funding.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The accredited investor’s stock subscription agreement includes a reset provision which states that if on the ninetieth business day from the closing date of June 10, 2013, the market price per share of the Common Stock is not trading at $0.75 or higher, the Company will issue to the investor up to 200,000 shares, or an amount such that the investor would have received had he invested $168,750 on June 10, 2013, whichever amount is lower. Additional warrants will also be due the investor pending the determination of the reset.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

As a result of the fact that the market price per share of the Common Stock did not trade at $0.75 or higher on the ninetieth business day from the closing date, the accredited investor was awarded an additional 196,875 shares of restricted common stock on September 8, 2013. The additional shares awarded lowered the stock purchase price to $0.237 per share. The investor also received warrants to purchase 225,000 shares of common stock at a purchase price of forty four cents ($0.44) per share (See Note 6: Warrants and Options).

On July 4, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of sixty six cents ($0.66) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 11, 2013, the Company issued 222,222 shares of restricted common stock valued at $0.44 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 222,222 shares of common stock at a purchase price of sixty six cents ($0.66) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 12, 2013, the Company issued 225,000 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 337,500 shares of common stock at a purchase price of sixty cents ($0.60) per share (See Note 6: Warrants and Options).

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 16, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of sixty nine cents ($0.69) per share.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 16, 2013, the Company issued 222,222 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 222,222 shares of common stock at a purchase price of sixty nine cents ($0.69) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 17, 2013, the Company issued 222,222 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 222,222 shares of common stock at a purchase price of sixty six cents ($0.66) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 17, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of sixty six cents ($0.66) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 19, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of fifty nine cents ($0.59) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 23, 2013, the Company issued 55,555 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $25,000 in funding. The investor also received warrants to purchase 55,555 shares of common stock at a purchase price of fifty eight cents ($0.58) per share.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 24, 2013, the Company issued 55,555 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $25,000 in funding. The investor also received warrants to purchase 83,333 shares of common stock at a purchase price of forty nine cents ($0.49) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 25, 2013, the Company issued 222,222 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 222,222 shares of common stock at a purchase price of fifty four cents ($0.54) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 25, 2013, the Company issued 222,222 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 222,222 shares of common stock at a purchase price of fifty four cents ($0.54) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 25, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of fifty four cents ($0.54) per share.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of common stock and warrants, the Company will file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On July 25, 2013, the Company issued 388,889 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $175,000 in funding. The investor also received warrants to purchase 388,889 shares of common stock at a purchase price of fifty four cents ($0.54) per share.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On August 7, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of fifty six cents ($0.56) per share.

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On August 14, 2013, the Company issued 166,667 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $75,000 in funding. The investor also received warrants to purchase 250,000 shares of common stock at a purchase price of fifty eight cents ($0.58) per share.

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On August 14, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 166,667 shares of common stock at a purchase price of fifty eight cents ($0.58) per share.

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On August 17, 2013, the Company issued 55,555 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $25,000 in funding. The investor also received warrants to purchase 55,555 shares of common stock at a purchase price of fifty six cents ($0.56) per share.

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

As a consequence of the cashless exercise of 100,000 shares of a warrant totaling 303,569 shares, David Serepca of McMahon, Serepca, LLP was awarded 48,328 shares of unrestricted common stock on August 19, 2013.

On August 23, 2013, the Company issued 55,555 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $25,000 in funding. The investor also received warrants to purchase 55,555 shares of common stock at a purchase price of thirty seven cents ($0.37) per share.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On August 24, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of thirty seven cents ($0.37) per share.

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On September 9, 2013, the Company issued 222,222 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 222,222 shares of common stock at a purchase price of forty three cents ($0.43) per share.

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

For all investments received in the 3rd quarter of 2013, the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

On May 17, 2013, the Company agreed to sell to an accredited investor 750,000 fully paid and non-assessable shares of common stock, par value $0.001 per share at a purchase price of thirty three cents ($0.33) per share. The investor also received warrants to purchase 1,200,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share. The warrants will remain effective for 30 months and may be exercised on a cashless basis.

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

On June 10, 2013, an accredited investor purchased 225,000 shares of common stock in exchange for $100,000. The accredited investor’s stock subscription agreement includes a reset provision which states that if on the ninetieth business day from the closing date of June 10, 2013, the market price per share of the Common Stock is not trading at $0.75 or higher, the Company will issue to the investor up to 200,000 shares, or an amount such that the investor would have received had he invested $168,750 on June 10, 2013, whichever amount is lower. Additional warrants will also be due the investor pending the determination of the reset.

As a result of the fact that the market price per share of the Common Stock did not trade at $0.75 or higher on the ninetieth business day from the closing date, the accredited investor was awarded an additional 196,875 shares of restricted common stock on September 9, 2013. The investor also received warrants to purchase 225,000 shares of common stock at a purchase price of forty four cents ($0.44) per share.

On July 4, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 4 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 11, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.44 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 11, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 12, 2013, an accredited investor purchased 225,000 shares of common stock and 337,500 warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 12, 2016, an aggregate of 337,500 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 16, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.69. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

On July 16, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.69. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 17, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 17, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 19, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 19, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.59. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 23, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 23, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.58. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 23, 2013, the Company awarded Monarch Bay Securities, LLC warrants to purchase 200,000 shares of common stock as a retainer. In return, Monarch Bay agreed to act as a placement agent for the Company with respect to finding investors for offerings of the Company’s securities. The warrants enable Monarch Bay to purchase shares of common stock at a price of forty nine cents ($0.49) per share. The warrants will remain effective for 60 months and may be executed on a cashless basis.

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

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and 222,222 warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On July 25, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis. The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On July 25, 2013, an accredited investor purchased 388,889 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $175,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 388,889 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 7, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 7, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis. The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

When the Company signed a Registration Rights Agreement with Spirit Bear Limited on December 14, 2012, it obligated the Company to file a Registration Statement on Form S-1 and keep it effective. The Registration Statement that was declared effective by the SEC on January 23, 2013 ceased to be effective.

Pursuant to the Warrant Agreement covering warrants issued as part of the Stock Purchase Agreement and also falling under the terms of the Registration Rights Agreement the company signed with Spirit Bear on December 14, 2012, Spirit Bear Limited shall be due a 25% increase in the number of warrants issued in the event the Registration Statement ceased to be effective.

On August 7, 2013, the Company and Spirit Bear Limited agreed that Spirit Bear Limited would forego the additional warrants Spirit Bear Limited was due if the Company filed a Post-Effective Amendment to the Registration Statement within two business days of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The Company did not file a Post-Effective Amendment within two business days after the filing of the Form 10-Q for the second quarter.

Therefore, on October 5, 2013, Spirit Bear Limited was awarded a warrant for 500,000 shares of common stock. The warrants exercise price is $0.35 cents per share and they may be exercised on a cashless basis. The warrants expire on the earlier of the date that is the fourth (4th) anniversary of the Issue Date or the date that is four (4) months after the second (2nd) anniversary of the date a Post-Effective amendment to registration statement or post effective amendments to registration statements of the Company filed under the Securities Act covering the Series shall have been declared to be effective by the SEC.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

On August 14, 2013, an accredited investor purchased 166,667 shares of common stock and 250,000 warrants in a private offering at a purchase price of $0.45 per share in consideration for $75,000. The warrants enable the investor to purchase, up to February 14, 2016, an aggregate of 250,000 shares of common stock at an exercise price of $0.58. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 14, 2013, an accredited investor purchased 111,111 shares of common stock and 166,667warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.58. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 17, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 17, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 23, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 23, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.37. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 24, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 24, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.37. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On September 9, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to March 9, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.43. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

For all investments received in the 2nd and 3rd quarter of 2013, the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

Consequently, the investments were reflected in an increase in cash and an increase to stock and/or additional paid-in capital as well as an increase in the financing activities shown on the cash flow statement.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2013 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	8,091,435	$0.48	3.71
Granted	8,091,435	$0.48	3.71
Exercised	-	$0.00	-
Cancelled	-	$0.00	-
Outstanding at September 30, 2013	13,302,245	$0.38	2.47
Granted	3,706.941	$0.60	2.61
Exercised	100,000
Cancelled	-
Exercisable at September 30, 2013	4.461.970	$0.34	1.92

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

On February 20, 2013, the Board of Directors, consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

Also, on February 20, 2013, the Board of Directors, consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices were reduced from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

On March 21, 2013, the Company and Judson Bibb signed an agreement rescinding the options granted.

On March 24, 2013, the Company and Ted Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase one million shares as well as the cashless exercise thereof awarded to the President.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

Beginning on January 15, 2013, compensations of (i) $12,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $14,500 per month for Theodore Banzhaf, the President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, the Vice-President and Secretary began to accrue.

With the exception of $70,000 in accrued salaries forgiven by two officers on December 17, 2012, the accruals for all unpaid salaries dating back to May 2012 are reflected in the Consolidated Balance Sheets under “Short term loans - related party”.

During the period from inception (March 24, 2011) to September 30, 2013, Judson Bibb, Director, advanced $22,910 in interest free, unsecured, due on demand funds. As of September 30, 2013, $22,910 remains due and payable. Consequently, it is also reflected in the Consolidated Balance Sheets under “Short term loans - related party”.

As an affiliate with representation on the Board of Directors by three individuals, Spirit Bear Limited is considered a related party. Complete information about Spirit Bear’s transactions with the Company can be found under Note 5 -- Capital Stock, Note 6 -- Warrants and Options and Note 8 -- Notes Payable as well as following Note 11 under Certain Relationships and Related Transactions.

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
September 30, 2013
(Unaudited)

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 9 - INTELLECTUAL PROPERTY

As of September 30, 2013, HPEV Inc.’s wholly owned subsidiary was assigned the rights to five patents and five patents-pending with two remaining to be assigned. The issued patents and the majority of the patents-pending relate to the utilization of heat pipes to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the heat pipes provide lower costs, improved performance benefits and longer product life. Another patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board. The patent-pending for the parallel power input gearbox enables work vehicles to run an on-board generator which provides mobile electric power. The direct cost (since inception) for legal services related to the patents was $98,697. This amount was capitalized as an asset.

NOTE 10 - PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. As of September 30, 2013, the prepaid balance is $0.

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
September 30, 2013
(Unaudited)

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
September 30, 2013
(Unaudited)

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

On February 20, 2013, the Board of Directors, consisting at that time of Tim Hassett,
Quentin Ponder and Judson Bibb, voted to establish compensation levels for the officers of the Company.

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

The board, consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, also resolved that when and if the Company achieves certain milestones, the compensation to the officers shall be increased. The milestones are as follows: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (which is defined as being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President and the Chief Technical Officer will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President and the Chief Technical Officer shall increase to $20,000 per month, and the compensation for the Vice President and Secretary shall increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer shall increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $18,000 per month, the compensation for the President shall increase to $24,000 per month, the compensation for the Chief Technical Officer shall increase to $25,000 per month, and the compensation for the Vice President and Secretary shall increase to $12,000 per month.

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

Spirit Bear contests the validity of the February 20, 2013, resolutions concerning officer compensation; such compensation levels are not accepted by the three directors of the Company appointed by Spirit Bear. This dispute is currently pending in the Lawsuit, described hereinbelow.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

In addition, the board, consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for common stock available for each officer plus, special payments from 5% of the Company’s net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

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

In connection with the sale of the Preferred Stock, on December 17, 2012, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation of the Series A Convertible Preferred Stock (the “Certificate of Designation”).

The Preferred Stock has rights as if each share of Series A Convertible Preferred Stock were converted into twenty thousand (20,000) shares of Common Stock (Subsequently increased to 50,000 shares of Common Stock. See below).

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

The holders of each share of Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets (as defined in the "Certificate of Designation”), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets (as defined in the "Certificate of Designation”) on any shares of Common Stock, an amount per share equal to the Liquidation Price ($2,500 per share of the Preferred Stock) of the Series A Convertible Preferred Stock.

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

Pursuant to the Securities Purchase Agreement, the Company may sell the Purchaser up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock. The Company shall have the option to require Purchaser to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Purchaser, evidencing that either (i) three motors or alternators or (ii) two motors and one AMP system (each motor, alternator or AMP system modified and tested pursuant to a distinct Memorandum of Understanding or other form of agreement) incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same motors, alternators or system incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 (or to be determined by agreement) for F or F1 , (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. The Company shall give the Purchaser at least seven business days’ notice of any subsequent closing. In the event the Company shall not have received the Certification Notice by December 14, 2013, Purchaser shall, commencing on December 14, 2013, have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

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
September 30, 2013
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

On February 20, 2013, the Board of Directors, consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices have been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

The board, consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, also granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

When the Company signed a Registration Rights Agreement with Spirit Bear Limited on December 14, 2012, it obligated the Company to file a Registration Statement on Form S-1 and keep it effective. The Registration Statement that was declared effective by the SEC on January 23, 2013 ceased to be effective with the restatement of the Company’s financials in a Form 10-K/A filed on May 21, 2013.

Pursuant to the Warrant Agreement covering warrants issued as part of the Stock Purchase Agreement and also falling under the terms of the Registration Rights Agreement the company signed with Spirit Bear on December 14, 2012, SBL shall be due a 25% increase in the number of warrants issued in the event the Registration Statement ceased to be effective.

On August 7, 2013, the Company and SBL agreed that SBL would forego the additional warrants SBL was due if the Company filed a Post-Effective Amendment to the Registration Statement within two business days of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The Company did not file a Post-Effective Amendment within two business days after the filing of the Form 10-Q for the second quarter.

Therefore, on October 5, 2013, Spirit Bear Limited was awarded a warrant for 500,000 shares of common stock.

The warrants exercise price is $0.35 cents per share and they may be exercised on a cashless basis. The warrants expire on the earlier of the date that is the fourth (4th) anniversary of the Issue Date or the date that is four (4) months after the second (2nd) anniversary of the date a Post-Effective Amendment to registration statement or Post Effective Amendments to registration statements of the Company filed under the Securities Act covering the Series shall have been declared to be effective by the SEC.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

NOTE 12 - SUBSEQUENT EVENTS

When the Company signed a Registration Rights Agreement with Spirit Bear Limited on December 14, 2012, it obligated the Company to file a Registration Statement on Form S-1 and keep it effective. The Registration Statement that was declared effective by the SEC on January 23, 2013 ceased to be effective.

Pursuant to the Warrant Agreement covering warrants issued as part of the Stock Purchase Agreement and also falling under the terms of the Registration Rights Agreement the company signed with Spirit Bear on December 14, 2012, SBL shall be due a 25% increase in the number of warrants issued in the event the Registration Statement ceased to be effective.

On August 7, 2013, the Company and SBL agreed that SBL would forego the additional warrants SBL was due if the Company filed a Post-Effective Amendment to the Registration Statement within two business days of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The Company did not file a Post-Effective Amendment within two business days after the filing of the Form 10-Q for the second quarter.

Therefore, on October 5, 2013, Spirit Bear Limited was awarded a warrant for 500,000 shares of common stock.

On October 15, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to April 15, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.52. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

For all investments received in the 2nd and 3rd quarters of 2013, the cash received from the accredited investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

Consequently, the investments were reflected in an increase in cash and an increase to stock and/or additional paid-in capital as well as an increase in the financing activities shown on the cash flow statement.

On October 15, 2013, HPEV filed a motion for declaratory relief to streamline the litigation between the Company and Spirit Bear Limited, Jay Palmer, Carrie Ann Dwyer and Donica Holt (See below under Part II, Item 1,‘Legal Proceedings’) as delay could have a negative impact on the business including meeting contractual milestones by December 14, 2013. In the motion, the Company seeks a declaration that the resolutions in dispute are valid, the Company’s capital raises are authorized and the agreement signed with Spirit Bear on April 14, 2013 is valid and enforceable which would then ratify that Spirit Bear has waived any claims it may have against the Company.

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

Background/Plan of Operation

We have not generated any revenues to date. We expect to begin to generate revenues in the first quarter of 2014 and anticipate that we will be cash flow positive in the second quarter of 2014.

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, a parallel power input gearbox around which we have designed a mobile generator system and an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for some of our technologies and their acronyms including ‘Totally Enclosed Heat Pipe Cooled’, ‘TEHPC’, ‘Electric Load Assist’, ‘ELA’, ‘Mobile Generator’ and ‘MG’.

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

Motors/Generators,
Mobile Generators,
Compressors,
Turbines (Wind, Micro),
Bearings,
Electric Vehicles: rail, off-highway, mining, delivery, refuse,
Brakes/rotors/calipers,
Pumps/fans,
Passenger vehicles: auto, bus, train, aircraft,
Commercial vehicles: SUV, light truck, tram,
Military: boats, Humvee, truck, aircraft, and
Marine: boats ranging in size from 30 feet to 120 feet and beyond.

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

Increase power density of current motor platforms by 20% to 50%,
Reduce total product cost by 12.5% to 25%,
Increase motor and generator efficiency by 1% to 2%, and
Increase motor and generator life.

We believe that products produced with our technologies have the potential to deliver operational savings as well, including:

Savings from reduced maintenance costs,
Savings from the standardization of multiple platforms down to a single platform,
Savings from the standardization of drawings and data around existing platforms,
Savings from the ability to use standard designs and standard insulation systems vs. custom, and
Savings from the ability to integrate and produce on existing production lines with no retooling and no additional or minimum capital investment.

Our revenue model for the heat dispersion technology is to license the technology in exchange for royalties.

We have entered into product development agreements with manufacturing partners. We hope that we will begin to enter into license agreements, subject to successful completion of our initial product development, when the product is ready to be manufactured on the licensee’s regular production line, after all development and testing has been completed.

We currently expect to have two applications for the technology approved by potential licensees by the end of 2013. As a result, we expect to begin to generate revenues from our heat dispersion technology business in the first quarter of 2014.

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

Based upon the anticipated final testing of the technology by the end of the year, we currently expect to begin to generate revenues from our mobile electric power technology business in the first quarter of 2014.

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

Initially, our ELA system business will implement a simple version of its technology for on-board mobile generator and we hope to generate revenue from transport companies and other businesses which own and/or manage fleets of Class 2, 3, 4 and 6 vehicles or light to medium-duty trucks. Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

During the three months ended September 30, 2013, we had no revenues. We did not generate any revenues during the three month period ended September 30, 2012.

Operating Expenses

Total operating expenses for the three months ended September 30, 2013 were $695,027, consisting of consulting fees ($220,493), professional fees ($123,160), research and development ($212,389), and general and administrative expenses ($138,985) as we worked to raise capital to fund operations and secure the equipment and software necessary to implement the requirements of the memoranda of understanding that had been negotiated with global manufacturers. This is compared to our operating expenses for the three months ended September 30, 2012 of $530,708, consisted of consulting fees ($501,923), professional fees ($19,480), research and development ($4,744), and general and administrative expenses ($4,561) as we filed new patents, created proposals and negotiated memoranda of understanding with global manufacturers as well as continued to raise capital to fund operations and to implement the requirements of the memoranda.

The 31% increase in operating expenses was due primarily to increased research and development expenses and professional fees. General and administrative expenses increased as the Company began to pay salaries instead of deferring them as was done in the third quarter of 2012 because funds had become available.

Net Loss

Our net loss for the three months ended September 30, 2013 and three months ended September 30, 2012 was $695,027 and $1,027,195, respectively.

Comparison of the Nine months ended September 30, 2013 and 2012

Revenues

For the nine months ended September 30, 2013 and September 30, 2012, we had no revenues.

Operating Expenses

We incurred total operating expenses of $1,639,591 for the nine month period ended September 30, 2013, as compared to total operating expenses of $2,885,758 for the nine month period ended September 30, 2012. Operating expenses for the nine month period ended September 30, 2013 consisted of consulting fees ($805,086), professional fees ($209,529), research and development ($302,089), and general and administrative expenses ($322,887), as compared to said expenses for the nine month period ended September 30, 2012 which consisted of consulting fees ($1,408,002), professional fees ($162,984), research and development ($453,875), and general and administrative expenses ($64,427).

The decrease in net operating loss for the nine months ended September 30, 2013 is due primarily to reductions in consulting fees as well as research and development of $602,916 and $151,786, respectively. The reductions were the result of budget tightening and the shift in focus from planning and engineering for our initial hybrid conversion to the incorporation of our thermal technology into electric motors manufactured by two different companies. Otherwise, professional fees increased by $46,545 due to new legal representation and involvement in litigation whereas general and administrative costs rose by $258,460 as the company began to pay salaries instead of deferring them.

Net Loss

For the nine month period ended September 30, 2013, we incurred a net loss of $1,639,591 or $0.04 per share as compared to a net loss of $2,885,758 or $0.06 per share, for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

During the three months ended September 30, 2013, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of September 30, 2013 was $648,320, which came from the sale of securities to accredited investors. Our monthly cash flow burn rate is approximately $150,000. As a result, we will have significant cash needs next year. If we are not successful at generating revenues from sales and/or license fees, we anticipate that these needs will need to be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013 and December 31, 2012, respectively, are as follows:

	September 30, 2013	December 31, 2012	Change
	(Unaudited)

Cash	$889,420	$194,721	$694,699
Total Current Assets	907,278	568,400	338,878
Total Assets	1,005,975	641,982	363,993
Total Current Liabilities	316,989	263,695	53,294
Total Liabilities	$316,989	$263,695	$53,294

Our cash increased by $694,699 as of September 30, 2013 as compared to December 31, 2012 due to a significant increase in fundraising. Our total current assets, and total assets, increased by $338,878 and $363,993, respectively, during the same period, primarily for the same reason, but also as a result of prepaid expenses that were reduced to $0.

Our current liabilities increased by $53,294 as of September 30, 2013 as compared to December 31, 2012 primarily because of short term loans from related parties of $208,250. Our total liabilities increased by the same $53,294 for the same reasons.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the nine month period ended September 30, 2013 was $1,409,668 which consisted of our net loss from operations of $1,639,591, offset by an increase in accounts payable of $91,451, and by stock issued for services of $373,679.

Investments

Our net cash used by investing activities for the nine month period ended September 30, 2013 totaled $42,973 and consisted of an increase in intangible assets of ($25,115) and cash advanced to an officer of ($17,858).

Financing

Our net cash provided by financing activities for the nine month period ended September 30, 2013 was $1,950,290, which consisted primarily of proceeds from the sales of equity securities to fifteen accredited investors.

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

(a)            Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because we have only four officers, the Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls because of the limited time and abilities of the four officers, and (2) there is no separate audit committee. As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2013.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. As for bank cash, an outside accountant reconciled the bank accounts and they were found to be accurate. The uses of the infusion of cash from the investments of accredited investors were accounted for by the outside accountant and were appropriate under GAAP. A forensic accountant who is a certified fraud examiner reviewed the financials and agreed they fairly represented the financial results in the first, second, and third quarters.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we hope to engage a third-party firm to assist us in remedying this material weakness. Because all available funds are currently being invested in the development of the Company’s technology, we have not started our remediation as of the date hereof.

(d)           Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 16, 2013, the Company received a Demand for Documents and Demand to Cease and Assist from Nevada counsel representing Spirit Bear and Jay Palmer, one of the three directors of the Company who was appointed by Spirit Bear. Such notice requires the Company to provide Mr. Palmer all books and records regarding all equity or debt issued by the Company since January 1, 2013 and an accounting of all compensation disbursed to Company executive officers since such date. Spirit Bear contends that management of the Company issued equity or debt without authority, and established compensation levels for the Company’s officers and paid salaries to its officers in violation of its agreements with Spirit Bear and the Company’s public filings.

On August 27, 2013, the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and the defendants are bound by the Settlement Agreement. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating this Lawsuit. The Company amended its complaint and dismissed Mr. Palmer and Mrs. Dwyer and Holt from the Lawsuit and sought an emergency summary judgment motion requesting declaratory relief that the February resolutions are valid. Defendant Spirit Bear objected to the Company's designation of its motion as a purported emergency because it improperly denies Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims. On October 28, 2013, Spirit Bear responded to the Company's amended complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV against Tim Hassett, Ted Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec.

Spirit Bear contests the validity of the Company issuing common stock in connection with the capital raises described herein commencing on May 17, 2013, as well as the compensation taken or accrued by the Company's management pursuant to the February 20, 2013, resolutions passed by the board of directors, consisting at that time of Tim Hassett, Quentin Ponder, and Judson Bibb. Such disputes are currently pending in the Lawsuit described below. Therefore, neither the capital raise and stock issuance nor the accrued compensation are accepted by the three directors of the Company appointed by Spirit Bear.

On September 16, 2013, Jay Palmer brought an emergency petition for a writ ordering the Company to allow him to inspect the books and records of the Company. On October 1, 2013 the court granted Mr. Palmer the right to inspect the books and records regarding (a) all equity or debt issued by Company management since January 1, 2013 and (b) all compensation disbursed to the Company's executive officers since January 1, 2013, with an accounting of disbursements.

On October 15, 2013, HPEV filed a motion for declaratory relief to streamline the litigation as delay could have a negative impact on the business including meeting contractual milestones by December 14, 2013. In the motion, the Company seeks a declaration that the resolutions are valid, the Company’s capital raises are authorized and the agreement signed with Spirit Bear on April 14, 2013 is valid and enforceable.

On September 18, 2013, the Securities and Exchange Commission served HPEV, Inc. with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear Limited, Robert Olins and all of their respective affiliates. HPEV must produce the documents by October 3, 2013. At this time, it is unclear what conclusions the SEC will reach upon the conclusion of its investigation.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On July 4, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 4, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.44 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 11, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended

On July 12, 2013, an accredited investor purchased 225,000 shares of common stock and 337,500 warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 12, 2016, an aggregate of 337,500 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 16, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January16, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.69. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 16, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.69. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 17, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 17, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 19, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 19, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.59. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 23, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 23, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.58. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 24, 2013, an accredited investor purchased 55,555 shares of common stock and 55,555 warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 83,333 shares of common stock at an exercise price of $0.49. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 222,222 shares of common stock and 222,222 warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis. The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On July 25, 2013, an accredited investor purchased 388,889 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $175,000. The warrants enable the investor to purchase, up to January 25, 2016, an aggregate of 388,889 shares of common stock at an exercise price of $0.54.  The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 7, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 7, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis.  The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 14, 2013, an accredited investor purchased 166,667 shares of common stock and 250,000 warrants in a private offering at a purchase price of $0.45 per share in consideration for $75,000. The warrants enable the investor to purchase, up to February 14, 2016, an aggregate of 250,000 shares of common stock at an exercise price of $0.58.  The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 14, 2013, an accredited investor purchased 111,111 shares of common stock and 111,111 warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.58.  The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 14, 2013, an accredited investor was awarded an additional 336,956 shares of restricted common stock.

The Company originally issued 750,000 shares of restricted common stock valued at $0.333 per share to an accredited investor in exchange for $250,000 in funding on May 17, 2013.

The accredited investor’s stock subscription agreement includes a reset provision which states that if on the ninetieth business day from the closing date of May 17, 2013, the market price per share of the Common Stock is not trading at $0.77 or higher, the Company will issue to the investor up to 336,956 shares, or an amount such that the investor would have received had he invested $577,500 on May 17, 2013, whichever amount is lower.

As a result of the fact that the market price per share of the Common Stock did not trade at $0.77 or higher on the ninetieth business day from the closing date, the accredited investor was awarded the additional 336,956 shares of restricted common stock.The reset shares combined with the original shares received changed the overall value of the stock purchased to $0.23 per share.

On August 17, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 17, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.56.   The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 23, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 23, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.37.  The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 24, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 24, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.37.  The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On September 8, 2013, an accredited investor was awarded an additional 196,875 shares of restricted common stock. On June 10, 2013, the Company issued 225,000 shares of restricted common stock valued at $0.44 per share to an accredited investor in exchange for $100,000 in funding.

The accredited investor’s stock subscription agreement included a reset provision which stated that if on the ninetieth business day from the closing date of June 10, 2013, the market price per share of the Common Stock is not trading at $0.75 or higher, the Company will issue to the investor up to 200,000 shares, or an amount such that the investor would have received had he invested $168,750 on June 10, 2013, whichever amount is lower. Additional warrants will also be due the investor pending the determination of the reset.

As a result of the fact that the market price per share of the Common Stock did not trade at $0.75 or higher on the ninetieth business day from the closing date, the accredited investor was awarded the additional 196,875 shares of restricted common stock.  The additional shares awarded lowered the stock purchase price to $0.237 per share.

On September 9, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to March 9, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.43.  The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On October 15, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to April 15, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.52.  The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.
`
ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a)           Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, Inc.

Dated: November 19, 2013	By:	/s/ Timothy Hassett
Name: Timothy Hassett
Title: Chief Executive Officer

Dated: November 19, 2013	By:	/s/ Quentin Ponder
Name: Quentin Ponder
Title: Chief Financial Officer