Form 10-Q/A
period 2013-03-31
HPEV, INC.
filed 2014-03-04
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-53443

HPEV, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8875 Hidden River Parkway, Suite 300 Tampa, FL	33637
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (813) 975-7467

(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 26, 2014, there were 50,372,714 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as originally filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”. The subsequent events footnote to the financial statements has been updated to reflect events that occurred after the filing date of the Quarterly Report. This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

We have determined that our previously reported results for the quarter ended March 31, 2013 did not properly represent certain transactions shares issued and deferred compensation and consulting fees as they were shown in accounts payable. These charges of $37,555 were reclassified as accounts payable--related parties. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from other minor changes, none of which were considered material.

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

ITEM 1  Financial Statements

PART 1 – FINANCIAL INFORMATION

HPEV, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	March 31, 2013	December 31, 2012
	(Restated)
ASSETS

Current assets
Cash	$7,489	$194,721
Prepaid expenses	76,694	373,679
Total current assets	84,183	568,400
Intangible	87,964	73,582

Total assets	$172,147	$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$156,277	$177,280
Accounts payable – related party	117,227	52,305
Notes payable-related party	22,910	34,110
Total current liabilities	296,414	263,695

Total liabilities	296,414	263,695

Stockholders' equity (deficit)
Preferred stock: $.001 par value: 15,000,000
shares authorized, 200 shares issued and
outstanding as of March 31, 2013	-	-
Common stock; $.001 par value; 100,000,000
shares authorized, 43,085,441 and 42,970,441 shares issued
and outstanding as of March 31, 2013 and December 31, 2012, respectively	43,085	42,970
Additional paid-in capital	6,153,833	6,116,420
Common stock held in escrow	8,441	39,469
Accumulated deficit during development stage	(6,329,626)	(5,820,572
Total stockholders' equity (deficit)	(124,267)	378,287

Total liabilities and stockholders' equity (deficit)	$172,147	$641,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	From inception (March 24, 2011 )
	Ended	Ended	through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Restated)	(Restated)	(Restated)

Revenue	$-	-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Consulting	427,003	372,304	3,933,975
Director stock Compensation	-	(2,650,000)	-
Professional fees	47,516	30,796	1,033,134
Research and development	2,000	343,233	359,072
General and administrative	52,010	20,930	203,874
Loss on deposit	-	-	100,000
Loss on intangible property	-	-	75,000

Total operating expenses	528,529	(1,882,737)	5,705,055

Other income and expenses
Interest expense	-	(781)	(277,545)
Finance cost	-	-	(622,522)
Gain on settlement of debt	19,475	-	275,496

Net income (loss)	$(509,054)	$1,881,956	$(6,329,626)

Basic loss per common share	$(0.01)	$0.04
Fully diluted income (loss) per common share	$(0.01)	$0.04
Basic weighted average
common shares outstanding	43,029,189	47,610,891
Fully diluted weighted average
common shares outstanding	49,624,493	47,381,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended	Three months ended	From March 24, 2011 (Date of Inception) Through
	March 31, 2013	March 31, 2012	March 31, 2013
Operating Activities:	(Restated)	(Restated)	(Restated)
Net income (loss)	$(509,054)	$1,881,956	$(6,329,626)
Adjustments to reconcile net loss to
Net cash used by operating activities:
Stock issued to founder	-	-	22,000
Stock issued for consulting services	296,985	-	3,525,697
Gain on settlement of debt	(19,475)	-	(275,496)
Warrants issued for loan penalty	-	-	197,413
Warrants issued for interest	-	-	390,426
Stock compensation	-	304,676	-
Director stock compensation from shareholder	-	(2,650,000)	-
Amortization of financing cost	-	-	622,522
Impairment of intangible asset and deposit	-	-	175,000
Changes in operating assets and liabilities:
Increase in prepaid expense	-	(250)	-
Increase in accrued interest	-	-	6,021
Increase in accounts payable related party	64,922	-	117,227
Increase in accounts payable	4,972	221,135	240,615
Net cash used by operating activities	(161,650)	(242,483)	(1,308,201)

Investing Activities:
Increase of intangible assets	(14,382)	(12,841)	(87,964)
Cash acquired through reverse merger	-	-	37
Net cash used by investing activities	(14,382)	(12,841)	(87,927)

Financing Activities:
Proceeds from sale of common stock	-	-	55,000
Proceeds from sale of preferred stock	-	-	500,000
Proceeds from loans payable	-	250,000	-
Proceeds from notes payable	-	-	439,722
Payments on notes payable	-	-	(189,722)
Proceeds from notes payable – related party	900	50,000	611,507
Payments on notes payable - related party	(12,100)	(200)	(13,300)
Bank overdraft	-	-	410
Net cash (used) provided by financing activities	(11,200)	299,800	1,403,617

Net decrease/increase in cash	(187,232)	44,476	7,489

Cash, beginning of period	194,721	78,361	-
Cash, end of period	$7,489	$122,837	$7,489

Supplemental Information
Interest paid with cash	$-	$-	$1,327
Supplemental schedule of non –cash activities
Shares issued to settle accounts payable	$(25,974)	$-	$(25,974)
Shares held in escrow	$(31,028)	$-	$(31,028)
Accrued interest forgiven	$-	$-	$6,021
Related party accrued salary forgiven	$-	$-	$70,000
Related party notes payable forgiven	$-	$-	$911,894
Shares issued for services	$-	$-	$1,358,016
Common stock receivable	$-	$(8,000,000)	$-
Warrants granted as finance cost	$-	$-	$(583,173)
Warrants granted to secure financing	$-	$-	$(120,225)
Assumed as part of reverse merger
Intangible assets	$-	$-	$75,000
Deposit	$-	$-	$100,000
Prepaid asset	$-	$-	$375,002
Accounts payable	$-	$-	$(11,637)
Notes payable – related party	$-	$-	$(336,187)
Shares issued for prepaid services	$-	$1,090,000	$1,090,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

The accompanying condensed consolidated financial statements of HPEV, Inc. (“HPEV” or the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission”).  The results of operations for the three month ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

NOTE 1 – DESCRIPTION OF BUSINESS

HPEV, Inc., a Nevada corporation (formerly known as Bibb. Corporation and Z3 Enterprises) (hereinafter referred to as “HPEV” or “The Company”), was incorporated in the State of Nevada on July 22, 2002.

The Company’s principal operations were to produce fully integrated multi-media products targeting the marginally literate. The Company changed its focus to educational , entertainment and reality show programming; feature films and special event marketing upon entering into a Joint Venture Agreement (the “Joint Venture Agreement”) with Phoenix Productions and Entertainment Group (PPEG) in September 2010.

From September 2010 through March 2011, Z3E pursued business opportunities, but agreements were never fulfilled and the entertainment projects have been terminated.

On March 24, 2011, Z3 Enterprises entered into a Share Exchange Agreement to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV Inc. (“HPEV”) in consideration for the issuance of 22,000,000 shares of Z3E common stock.  Upon closing of the Share Exchange on April 15, 2011, HPEV became a wholly owned subsidiary of Z3E.

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

On April 6, 2012, the Board of Directors amended the bylaws.  Specifically, they voted to increase the number of directors to enable the filling of vacancies on the board of directors by majority vote of the remaining directors or director and to appoint Timothy Hassett and Quentin Ponder to serve as Chairman of the Board and Vice Chairman, respectively.

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

The Company is currently sourcing, commissioning and installing the components to perform its initial conversion.  The conversion, if successful, will be used to showcase the effectiveness of the technology, generate data and function as a marketing tool to generate orders. The target markets include commercial and fleet vehicles ranging from heavy duty pick-ups to tractor-trailer trucks and buses.

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

On December 9, 2011, Z3E and PPEG mutually agreed to dissolve their Joint Venture Agreement. The reason was due to a change in business direction by Z3 E as a result of its acquisition of HPEV, Inc.  The Joint Venture Agreement did not provide for any termination penalties.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $6, 329,626 during the period from March 24, 2011 (Date of Inception) through March 31, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The unaudited condensed interim consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2012 included in Annual Report on Form 10-K. The results of the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $7,489 and $194,721 in cash and no cash equivalents as of March 31, 2013 and December 31, 2012, respectively.

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

Earnings per Share

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260.  Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  As of March 31, 2013, 200 preferred shares (which can be converted into common shares at a ratio of 1 to 50,000) and 8,395,004 warrants were outstanding.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable, prepaid assets and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Upon inception, the Company adopted the provisions of ASC 740-10.  The Company did not recognize a liability as a result of the implementation of ASC 740-10.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company did not recognize interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses.

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

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.  The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

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

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2014 -05 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 4 – INCOME (LOSS) PER SHARE

Components of net income (loss) per share for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Net income (loss) attributable to common stockholders	$(509,054)	$1,881,956

Basic weighted average common shares outstanding	43,029,189	47,610,891

Fully diluted weighted common average shares outstanding	49,624,493	47,610,891

Basic and diluted income (loss) per share	$(0.01)	$0.04

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 200 Series A Convertible Preferred Stock, issued and outstanding as of March 31, 2013.

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

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

In addition to the preferred stock, the Securities Purchase Agreement included warrants to purchase (i) 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); (ii) 2,000,000 shares of the Company’s common stock at an exercise price of $.50 per share (subject to adjustment as provided in the warrant); (iii) 2,000,000 shares of the Company’s common stock at an exercise of $.75 per share (subject to adjustment as provided in the warrant). The purchase price for sale of the preferred stock and warrants was $500,000, of which $313,777.62 was paid in cash and $186,222.38 was paid by cancellation of $186,222.38 in outstanding indebtedness held by Spirit Bear .

The Company and Spirit Bear also entered into a Registration Rights Agreement, dated December 14, 2012. Pursuant to the Registration Rights Agreement, the Company shall file a registration statement to register the shares issuable upon conversion of the Preferred Stock and the Debenture (described below) and the shares issuable upon the exercise of the Warrants. If the Registration Statement was not filed within thirty days of the Closing Date, then the number of Warrant Shares would be increased by 500,000 to 6,500,000. If the Securities and Exchange Commission had not declared the Registration Statement effective within 120 days of the Closing Date, then the Company would have to pay to each holder of Preferred Shares an amount in cash per Preferred Share held equal to the product of (i) $5,000 multiplied by (ii) the product of (A) .02 multiplied by (B) the number of months after the Effectiveness Deadline that the Registration Statement is not declared effective by the SEC.

In connection with the sale of the Preferred Stock, on December 17, 2012, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Incorporation of the Series A Convertible Preferred Stock (the “Certificate of Designation”).

The Preferred Stock has voting rights as if each share of Series A Convertible Preferred Stock were converted into twenty thousand (20,000) shares of Common Stock (subsequently raised to 50,000 shares of Common Stock as described below).

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

In the event a Registration Statement has not been declared effective by the United States Securities Exchange Commission within 180 calendar days from and after the Closing Date, the holders of at least two-thirds (2/3) of the then outstanding shares of Series A Convertible Preferred Stock may deliver a written notice to the Company electing the conversion of all Series A Convertible Preferred Stock to Debentures. Upon receipt of such notice, the outstanding shares of Series A Convertible Preferred Stock shall be converted to Debentures and, as a result, the Company would issue Debentures having a principal amount of up to $1,000,000.

Pursuant to the Securities Purchase Agreement, which was subsequently amended in an April 12, 2013 Agreement, the Company may sell Spirit Bear up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock. The Company shall have the option to require Spirit Bear to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Spirit Bear , evidencing that four (4) motors incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same four (4) motors incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 for F or F1, (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. In the event the Company shall not have received the Certification Notice within one hundred eighty (180) calendar days after the date of the initial Closing Date, Spirit Bear hall have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

In connection with the sale of the Preferred Stock and Warrants, the Company and Spirit Bear entered into a Patent and Securities Agreement. Pursuant to the Patent and Security Agreement, the Company may, under certain circumstances, grant to the Spirit Bear a security interest in certain patents set forth in the Patent and Security Agreement.

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

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

A number of warrants were also included in the Securities Purchase Agreement.  (See below under Warrants and Options).

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

Pursuant to the Debt Settlement Agreement signed with Phoenix Productions and Entertainment Group, Action Media Group and Spirit Bear Limited signed on December 11, 2012, 3,676,000 shares of common stock that were being held in escrow were cancelled on January 14, 2012. That left 1,000,000 shares remaining in escrow and a total of 43,970 , 411 shares of common stock outstanding.

Pursuant to a debt settlement with the Crone Law Group, on February 13, 2013, the Board of Directors approved the issuance of 25,000 shares of restricted common stock to Mark Crone, the owner of the law group, to satisfy an outstanding balance of $25,975.

On February 13, 2013, the Board of Directors authorized the cashless exercise of 200,000 option held by Crone Law Group.  The cashless exercise resulted in the issuance of 90,000 shares of Common stock. (For additional details see NOTE 6 – WARRANTS AND OPTIONS.)

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

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company.  On August 8, 2012, the Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans.  The warrants granted to Spirit Bear totaled 665,374 shares.  The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622,522 and the aggregate value was capitalized as a financing cost and has been amortized and charged to financing cost expense in the amount of $622,522 as of December 31, 2012.

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

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2013 and changes during the three months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	8,395,304	$0.48	3.71
Granted	-	$-	-
Exercised	-	$-	-
Cancelled	-	$-	-
Outstanding at March 31, 2013	8,395,304	$0.48	3.03
Exercisable at March 31, 2013	0	$-	-

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Options

On October 31, 2011 stock options to purchase 200,000 shares at $0.55 were issued to The Crone Law Group . These options were issued in order to satisfy a penalty for services rendered and payments defrayed.  The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk-free interest rate of 0.41%; dividend yield of 0% and expected volatility of 289%. These options were valued at $108,420 and charged to professional fees.

Mark Crone elected to convert the options by cashless exercise. Therefore, on February 13, 2013, the Board of Directors also approved the issuance of 90,000 shares of common stock to the Crone Law Group.

On February 20, 2013, the Board of Directors , consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

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

The following is a summary of the status of all of the Company’s stock option as of March 31, 2013 and changes during the three months ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)

Outstanding at December 31, 2012	200,000	$0.55	1.8
Granted	-	$-	-
Exercised	(200,000)	$0.55	1.68
Cancelled	-	$-	-
Outstanding at March 31, 2013	-	$-	-
Exercisable at March 31, 2013	-	$-	-

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

During the quarter ended March 31, 2013. Quentin Ponder, Director and Chief Financial Officer, was repaid $12,100 on interest-free, unsecured, due-on-demand loans issued to the Company. As of March 31, 2013, $0 remained due and payable.

Entities under the control of certain officers and directors hold consulting agreements with the Company.  In the quarter ended March 31, 2013, $124,500 in consulting fees were incurred as a result of these agreements and payments of $54,000 were made to these entities.  The officers are considered independent contractors under these agreements and therefore no payroll taxes were incurred by the Company for the quarter ending March 31, 2013.

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

On March 3, 2012, the Company entered into a loan agreement with Action Media Group, LLC, an Arizona limited liability company (“Action Media”) for $500,000, but under which it only borrowed $250,000. The terms of the loan included 3% annual interest and payment of principal and interest to begin upon a mutual agreed upon date in the future. Maturity of the loan was perpetual or upon mutual agreement of both parties or if conditions were breached or in default.

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company.  On August 8, 2012, the Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans.  The warrants granted to Spirit Bear totaled 665,374 shares.  The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622, 522 and the aggregate value was capitalized as financing cost and has been accreted and charged to financing cost expense in the amount of $622, 522 as of December 31, 2012.

In the event payment is not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants. On December 14, 2012, the penalty warrants for all four loans owed to Spirit Bear totaled $819,223. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 as of December 31, 2012.

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

NOTE 9 – INTELLECTUAL PROPERTY

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

NOTE 10 – PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389.  The services are for a 24 month term. During the three months ended March 31, 2013 $168,351 was accreted and recorded as consulting expense. As of March 31, 2013, the prepaid balance remaining was $76,694.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per were to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media.  During the three months ended March 31, 2013 $128,634 was accreted and recorded as consulting expense. As of March 31, 2013, the prepaid balance remaining was $0.

NOTE 11 – COMMON STOCK RECEIVABLE

On September 2, 2011, the Company and Richard Glisky signed a Rescission Agreement (“the Agreement) to rescind an Agreement for the Acquisition of Harvest Hartwell CCP, LLC (HHCCP), a Michigan limited liability company.  The Agreement for Acquisition was originally signed on September 30, 2010.

As called for in the Rescission Agreement, the Company assigned 100% of its interests in HHCCP to the previous owner, Richard Glisky. Richard Glisky, in turn, assigned 1,920,000 shares of Company common stock back to the Company which the Company’s intended to have canceled.  On February 23, 2012, 1,920,000 shares of the Company common stock was returned to the Company and canceled.  Consequently, the Company had an $8,000,000 stock receivable removed from its books.

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

Pursuant to the Agreement, the Debt Holders agreed (i) to forgive the Debt and (ii) to transfer the Total Shares to the Company’s transfer agent to be held in escrow and to be canceled as provided for in the Agreement.  Accordingly, the Debt holders have returned the notes evidencing the Debt, which notes were received by the Company on December 17, 2012; and have delivered the Total Shares to the escrow agent by book-entry transfer on December 20, 2012.  As provided for in the Agreement, Debt Holders have released the Company of (i) any future liability or claim related to the Debt, (ii) any future liability or claim related to shares of any class of equity in the Company, and (iii) any obligation or liability of the Company.

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
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

The Joint Venture Agreement with PPEG was dissolved on December 9, 2011 by mutual agreement.

In October 2011, Judson Bibb, Director, received a gift of 5,000,000 shares from PPEG, a significant shareholder.  This gift was deemed as compensation. The shares were subsequently returned on April 13, 2012 and no financial benefit was accrued.

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

On February 20, 2013, the Board of Directors , consisting at that time of Tim Hassett, Quentin Ponder and Judson Bibb, voted to establish compensation levels for the officers of the Company.

Starting to accrue on January 15, 2013, compensations of (i) $13,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $12,500 per month for Theodore Banzhaf, the President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, the Vice-President and Secretary. The  compensation will not be paid until and unless the Company raises $1 million.

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

Spirit Bear contests the validity of the February 20, 2013, resolutions concerning officer compensation; such compensation levels are not accepted by the three directors of the Company appointed by Spirit Bear.  This dispute is currently pending in the Lawsuit, described herein below. (For additional details please see NOTE 13 - SUBSEQUENT EVENTS.)

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

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Spirit Bear Limited Transaction

HPEV entered into a Securities Purchase Agreement on December 14, 2012 (the “Closing Date”), pursuant to which it sold to Spirit Bear Limited (i) 200 shares of the Company’s Series A Convertible Preferred Stock, $.001 per share (the “Preferred Stock”) and (ii) warrants to purchase (i) 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); (ii) 2,000,000 shares of the Company’s common stock at an exercise price of $.50 per share (subject to adjustment as provided in the warrant); (iii) 2,000,000 shares of the Company’s common stock at an exercise of $.75 per share (subject to adjustment as provided in the warrant). The purchase price for sale of the preferred stock and warrants was $500,000, of which $313,777.62 was paid in cash and $186,222.38 was paid by cancelation of $186,222.38 in outstanding indebtedness held by Spirit Bear .

The Company and Spirit Bear also entered into a Registration Rights Agreement, dated December 14, 2012 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall file a registration statement to register the shares issuable upon conversion of the Preferred Stock and the Debenture (described below) and the shares issuable upon the exercise of the Warrants. If the Registration Statement is not filed within thirty days of the Closing Date, then the number of Warrant Shares shall be increased by 500,000 to 6,500,000. If the Securities and Exchange Commission has not declared the Registration Statement effective within 120 days of the Closing Date, then the Company shall pay to each holder of Preferred Shares an amount in cash per Preferred Share held equal to the product of (i) $5,000 multiplied by (ii) the product of (A) .02 multiplied by (B) the number of months after the Effectiveness Deadline that the Registration Statement is not declared effective by the SEC.

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

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Pursuant to the Securities Purchase Agreement which was subsequently amended in an April 12, 2013 Agreement, the Company may sell Spirit Bear up to 200 additional shares of Preferred Stock and warrants to purchase up   to 6,000,000 shares of the Company’s common stock. The Company shall have the option to require Spirit Bear to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Spirit Bear , evidencing that four (4) motors incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same four (4) motors incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 for F or F1, (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. In the event the Company shall not have received the Certification Notice within one hundred eighty (180) calendar days after the date of the initial Closing Date, Spirit Bear shall have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

In connection with the sale of the Preferred Stock and Warrants, the Company and Spirit Bear entered into a Patent and Securities Agreement. Pursuant to the Patent and Security Agreement, the Company may, under certain circumstances, grant to the Purchaser a security interest in certain patents set forth in the Patent and Security Agreement.

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

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Note 12 – RESTATEMENT

We have determined that our previously reported results for the quarter ended March 31, 2013 did not properly represent certain transactions, shares issued and deferred compensation and consulting fees as they were shown in accounts payable. These charges of $ 37,555 were reclassified as short term loans--related parties. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from other minor changes.

The following tables reflect the impact of these corrections on our condensed consolidated financial statements

Balance Sheet
	As of March . 31, 2013 Originally Stated	Restatement Adjustments	As of March . 31, 2013 Restated
ASSETS

Current Assets
Cash	13,469	(5,980)	7,489
Prepaid Expense	68,999	7,695	76,694

Total Current Assets	82,468	1,715	84,183
Intangible Assets	87,964		87,964

Total Assets	170,432	1,715	172,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	203,062	(46,785)	156,277
Accounts Payable – Related Party	29,250	87,977	117,227
Notes Payable – Related Party	22,910	-	22,910

Total Current Liabilities	255,222	41,192	296,414

Total Liabilities	255,222	41,192	296,414

Stockholders' equity
Common stock; $.001 par value; 100,000,000
shares authorized, 43,085,441 shares issued
and outstanding as of March 31, 2013	44,085	(1,000)	43,085
Preferred stock: $.001 par value: 15,000,000
shares authorized, 200 shares issued and
outstanding as of March 31, 2013		-
Additional paid-in capital	6,246,171	(92,338)	6,153,833
Common stock held in escrow	8,441	-	8,441
Common stock receivable
Accumulated deficit during development stage	(6,382,371)	52,745	(6,329,626)
Total stockholders' equity (deficit)	(83,674)	(40,593)	(124,267)

Total liabilities and stockholders’ equity	$171,548	599	$172,147

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Statement of Operations

	Three Months Ended March. 31, 2013 Originally Stated	Restatement Adjustments	Three Months Ended March. 31, 2013 Restated	From inception (March 24, 2011 ) through March. 31, 2013 Originally Stated	Restatement Adjustments	From inception (March 24, 2011 ) through March. 31, 2013 Restated

Operating expenses
Director stock compensation	-					-
Consulting	389,448	37,555	427,003	3,896,420	37,555	3,933,975
Professional fees	42,394	5,122	47,516	1,028,012	5,122	1,033,134
Research and development	2,000	-	2,000	359,072	-	359,072
General and administrative	51,239	771	52,010	203,103	771	203,874
Loss on deposit	-	-	-	100,000	-	100,000
Loss on intangible property	-	-	-	75,000	-	75,000
Total operating expenses	485,081	43,448	528,529	5,661,607	43,448	5,705,055

Other income & expenses
Interest Expense	-	-	-	(277,545)	-	(277,545)
Finance cost	-	-	-	(622,522)	-	(622,522)
Gain on settlement of debt	-	19,475	19,475	256,021	19,475	275,496
Net Income ( loss )	(485,081)	(23, 973)	(509,054)	(6,305, 653)	(23,973)	(6,329,626)

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Cash Flow Statement
	Three		Three	From inception		From inception
	Months		Months	(March 24, 2011)		(March 24, 2011)
	Ended		Ended	Ended		through
	March. 31, 2013	Restatement	March. 31, 2013	March. 31, 2013	Restatement	March. 31, 2013
	Originally Stated	Adjustments	Restated	Originally Stated	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(485,081)	$(23,973)	$(509,054)	$(6,305,653)	$(23,973)	$(6,329,626)
Adjustments to reconcile net loss to
Operating Activities
Stock issued to founder	-	-	-	22,000	-	22,000
Stock options issued for penalty	-	-	-	-	-	-
Stock issued for consulting services	-	296,985	296,985	3,228,712	296,985	3,525,697
Gain on settlement of debt	-	(19,475)	(19,475)	(256,021)	(19,475)	(275,496)
Warrants issued for loan penalty	-	-	-	197,413	-	197,413
Warrants issued for interest	-	-	-	317,678	72,748	390,426
Stock compensation	-	-	-	-	-	-
Amortization of financing cost	-	-	-	622,522	-	622,522
Director stock compensation from shareholder	-	-	-	-	-	-
Impairment of intangible asset & deposit	-	-	-	175,000	-	175,000
Changes in operating assets and liabilities
Prepaid expenses	304,680	(304,680)	-	302,680	(302,680)	-
Increase in accrued interest	-	-	-	6,021	-	6,021
Increase in accounts payable related party	-	64,922	64,922	52,305	64,922	117,227
Increase in accounts payable	-	4,972	4,972	234,201	6,414	240,615
Net cash used by operating activities	(181,843)	20,193	(161,650)	(1,401,142)	92,941	(1,308,201)

Investing Activities:
Increase of intangible assets	(14,383)	1	(14,382)	(87,965)	1	(87,964)
Cash acquired through reverse merger	-	-	-	37	-	37
Net cash used by investing activities	(14,383)	1	(14,382)	(87,928)	1	(87,927)
		-
Financing Activities:		-
Proceeds from sale of common stock	57,003	(57,003)	-	107,003	(52,003)	55,000
Proceeds from sale of preferred stock	-	-	-	500,000	-	500,000
Capital stock - shares returned to treasury	31,028	(31,028)	-	31,028	(31,028)	-
Proceeds from loans payable	-	-	-	-	-	-
Proceeds from notes payable	-	-	-	439,722	-	439,722
Payment on notes payable	-	-	-	(189,722)	-	(189,722)
Proceeds from notes payable – related party	-	900	900	-	611,507	611,507
Payments on notes payable - related party	(11,200)	(900)	(12,100)	(12,400)	(900)	(13,300)
Bank overdraft	-	-	-	410	-	410
		-
Net cash provided by financing activities	76,831	(88,031)	(11,200)	876,041	527,576	1,403,617
		-
Net decrease/ increase in cash	39,529	(226,761)	(187,232)	39,529	(32,040)	7,489
		-
Cash, beginning of period	194,721	-	194,721	-		-
		-
Cash, end of period	13,469	(5,980)	7,489	13,469	(5,980)	7,489
		-
Supplemental Information		-
Interest paid with cash	$-	-	-	1,327		1,327
Supplemental schedule of non –cash Activities		-
Shares issued to settle accounts payable	$-	$(25,974)	$(25,974)	$-	$(25,974)	$(25,974)
Shares held in escrow	$-	$(31,028)	$(31,028)	$-	$(31,028)	$(31,028)
Accrued interest forgiven	$-	$-	$-	$6,021	$-	$6,021
Related party accrued salary forgiven	$-	$-	$-	$70,000	$-	$70,000
Related party notes payable forgiven	$-	$-	$-	$911,894	$-	$911,894
Shares issued for services	$-	$-	$-	$1,358,016	$-	$1,358,016
Warrants granted as finance cost	$-	$-	$-	$-	$(583,173)	$(583,173)
Warrants granted to secure financing	$-	$-	$-	$-	$(120,225)	$(120,225)
Assumed as part of reverse merger
Intangible assets	$-	$-	$-	$175,000	$(100, 000)	$75,000
Deposit	$-	$-	$-	$100,000	$-	$100,000
Prepaid asset	$-	$-	$-	$375,002	$-	$375,002
Accounts payable	$-	$-	$-	$(11,637)	$-	$(11,637)
Notes payable – related party	$-	$-	$-	$(336,187)	$-	$(336,187)
Stock issued for prepaid services	$-	$-	$-	$336,187	$753,813	$1,090,000

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

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

The Company and Spirit Bear also agreed to change the terms of the option provided to Spirit Bear in the Securities Purchase Agreement. The new language provides that the Company can sell up to 200 additional preferred shares and warrants to Spirit Bear, or other qualified investors designated by Spirit Bear,  if before December 14, 2013, the Company’s technology incorporated in (i) three motors or alternators or (ii) two motors and one auxiliary mobile power system are comprehensively tested at Mohler Technology, Inc., or a similar federally licensed testing facility acceptable to the Company in accordance with applicable standards and the results of those tests meet or exceed minimum requirements for certification under those standards. If the milestones are not met prior to such date, Spirit Bear retains its right to purchase 200 additional preferred shares and warrants until December 14, 2014.

On May 6, 2013, the Company issued a warrant for 450,000 shares of common stock to a consultant for corporate development advisory services with an exercise price of $0.48. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2.5 years; risk free interest rate of 0.165%; dividend yield of 0% and expected volatility of 327%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $245,376.

On May 17, 2013, an accredited investor purchased 750,000 shares of common stock and warrants in a private offering at a purchase price of $0.333 per share in consideration for $250,000. The warrants enable the investor to purchase, up to November 16, 2015, an aggregate of 750,000 shares of common stock at an exercise price of $0.48.  The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities. The agreement also includes a reset provision that provides that if on the 90th day after the closing date, the stock is not trading at $0.77 per share, the Company will issue to the investor up to either 336,956 shares of common stock or the amount of common shares that the investor would have received had he invested $577,500 on May 17, 2013, whichever is the lower.

On June 10, 2013, the Company issued 225,000 shares of restricted common stock valued at $0. 44 per share and warrants to purchase 225 ,500 shares of common stock at a purchase price of $0.66 per share to an accredited investor in exchange for $100,000 in funding. The warrants expire  March 8, 2016.

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

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On July 1, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 3, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 1, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0. 44 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 2, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.60 . The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 9, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 15, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.69. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 10, 2013, an accredited investor purchased 225,000 shares of common stock and warrants in a private offering at a purchase price of $0. 44 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 11, 2016, an aggregate of 337,500 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 15, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 16, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 16, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 15, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.69.  The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 16, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 222,222 shares of common stock at an exercise price of $0.54 . The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 17, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 18, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.59. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 17, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On July 17, 2013, an accredited investor purchased 166,666 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $75,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities

On July 19, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.54 . The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 22, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.54. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 22, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to January 24, 2016, an aggregate of 83,333 shares of common stock at an exercise price of $0.49. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On July 22, 2013, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 16, 2016, an aggregate of 55,555 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis.  The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

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

On August 2, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 6 , 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.56 . The warrants may be exercised on a cashless basis.  The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 12, 2013, the Company issued 166,667 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $75,000 in funding. The investor also received warrants to purchase 250,000 shares of common stock at a purchase price of fifty eight cents ($0.58) per share. The warrants may be exercised on a cashless basis and expire on February 12, 2016. The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On August 13, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 166,667 shares of common stock at a purchase price of fifty eight cents ($0.58) per share. The warrants may be exercised on a cashless basis and expire on February 12, 2016.   The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 14, 2013, an accredited investor was awarded an additional 336,956 shares of restricted common stock.   On May 16, 2013, the Company issued 750,000 shares of restricted common stock valued at $0.333 per share to an accredited investor in exchange for $250,000 in funding.

The accredited investor’s stock subscription agreement included a reset provision which stated that if on the ninetieth business day from the closing date of May 16, 2013, the market price per share of the Common Stock is not trading at $0.77 or higher, the Company will issue to the investor up to either 336,956 shares of common stock or the amount of common shares that the investor would have received had he invested $577,500 on May 16, 2013, whichever is the lower.

As a result of the fact that the market price per share of the Common Stock did not trade at $0.77 or higher on the ninetieth business day from the closing date, the accredited investor was awarded an additional 336,956 shares of restricted common stock on August 14, 2013.  The reset shares combined with the original shares received changed the overall value of the stock purchased to $0.23 per share.

On August 16, 2013, the Company received a Demand for Documents and Demand to Cease and Assist from Nevada counsel representing Spirit Bear and Jay Palmer, one of the three directors of the Company who was appointed by Spirit Bear. Such notice requires the Company to provide Mr. Palmer all books and records regarding all equity or debt issued by the Company since January 1, 2013 , and an accounting of all compensation disbursed to Company executive officers since such date. Spirit Bear contends that management of the Company issued equity or debt without authority, and established compensation levels for the Company’s officers and paid compensation to its officers in violation of its agreements with Spirit Bear and the Company’s public filings.

On August 19, 2013, the Company issued 111,111 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $50,000 in funding. The investor also received warrants to purchase 111,111 shares of common stock at a purchase price of thirty seven cents ($0.37) per share. The warrants may be exercised on a cashless basis and expire on February 23, 2016.  The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 21, 2013, the Company issued 55,555 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $25,000 in funding. The investor also received warrants to purchase 55,555 shares of common stock at a purchase price of thirty seven cents ($0.37) per share. The warrants may be exercised on a cashless basis and expire on February 23, 2016.  The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On August 27, 2013 the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and the defendants are bound by the Agreement. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating this Lawsuit. The Company amended its complaint and dismissed Mr. Palmer and Mrs. Dwyer and Holt from the Lawsuit and sought an emergency summary judgment motion requesting declaratory relief that the February resolutions are valid. Defendant Spirit Bear objected to the Company's designation of its motion as a purported emergency because it improperly denies Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims.  On October 28, 2013, Spirit Bear responded to the Company's amended complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV against Tim Hassett, Ted Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec.

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

On September 9, 2013, the Company issued 222,222 shares of restricted common stock valued at $0.45 per share to an accredited investor in exchange for $100,000 in funding. The investor also received warrants to purchase 222,222 shares of common stock at a purchase price of forty three cents ($0.43) per share. The warrants may be exercised on a cashless basis and expire on March 9, 2016.  The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

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

On August 7, 2013, the Company and SBL agreed that SBL would forego the additional warrants SBL was due if the Company filed a Post Effective Amendment to the Registration Statement within two business days of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The Company did not file a Post Effective Amendment within two business days after the filing of the Form 10-Q for the second quarter.

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

On October 10, 2013, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to April 16, 2016, an aggregate of 333,333 shares of common stock at an exercise price of $0.52.   The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

On December 17, 2013, an accredited investor purchased 166,667 shares of common stock and warrants in a private offering at a purchase price of $0.30 per share in consideration for $50,000. The warrants enable the investor to purchase, up to June 18, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. T he issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On December 17, 2013, an accredited investor purchased 100,000 shares of common stock and warrants in a private offering at a purchase price of $0.30 per share in consideration for $30,000. The warrants enable the investor to purchase, up to June 18, 2016, an aggregate of 100,000 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. T he issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On December 17, 2013, an accredited investor purchased 166,667 shares of common stock and warrants in a private offering at a purchase price of $0.30 per share in consideration for $50,000. The warrants enable the investor to purchase, up to June 18, 2016, an aggregate of 166,667 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. T he issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On December 17, 2013, an accredited investor purchased 100,000 shares of common stock and warrants in a private offering at a purchase price of $0.30 per share in consideration for $30,000. The warrants enable the investor to purchase, up to June 18, 2016, an aggregate of 100,000 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. T he issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On December 18, 2013, the Company granted Monarch Bay Securities, LLC warrants to purchase 42,667 shares of common stock as a commission for acting as a placement agent for the Company with respect to finding investors for offerings of the Company’s securities. The warrants enable Monarch Bay to purchase shares of common stock at a price of fifty six cents ($0.56) per share. The may be executed on a cashless basis and will expire on June 18, 2016.

On December 18, 2013, an accredited investor purchased 125,000 shares of common stock and 168,750 warrants in a private offering at a purchase price of $0.40 per share in consideration for $50,000. The warrants enable the investor to purchase, up to June 18, 2016, an aggregate of 168,750 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. T he issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On December 20, 2013, the Company issued a warrant for 200,000 shares of HPEV common stock to a highly respected industry professional in order to induce him to join the Company’s Board of Advisors and retain his services for a period of at least 12 months.

On December 27, 2013, an accredited investor purchased 125,000 shares of common stock and warrants in a private offering at a purchase price of $0.40 per share in consideration for $50,000. The warrants enable the investor to purchase, up to June 26, 2016, an aggregate of 125,000 shares of common stock at an exercise price of $0.66. The warrants may be exercised on a cashless basis. The Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement. T he issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2013, the Company issued a warrant for 200,000 shares of HPEV common stock to a highly respected industry professional in order to induce him to join the Company’s Board of Advisors and retain his services for a period of at least 12 months.

On January 13, 2014, the stockholders of HPEV, Inc. (the “Company”) voted to amend   the Bylaws of the Company by deleting plurality voting of the directors and instead provide that at the annual meeting of shareholders the directors be elected by a majority of the   outstanding shares entitled to vote.

On January 13, 2014, the Company held its annual meeting (the "Meeting") of stockholders at the offices of the Company located at 8875 Hidden River Pkwy, Suite  300, Tampa, Florida. As of the record date for the Meeting, November 15, 2013, there were 48,917,595 shares of common stock issued and outstanding plus 9,950,000 additional shares entitled to vote as a result of the 199 shares of Series A Convertible Preferred Stock. As described in the proxy statement which was filed with the Securities and Exchange Commission on December 24, 2013 and sent to all the shareholders of record in connection with the Meeting, the Company would not count the vote of the shares issued in connection with capital raises during the 2013 fiscal year as a result of ongoing litigation with Spirit Bear Limited. Accordingly, 5,733,826 shares were excluded from voting at the Meeting. The Company received proxies from stockholders holding an aggregate of 53,133,769 shares, or 88% of the issued and outstanding shares (including the shares underlying the preferred stock).

The amendment to the Bylaws of the Company to delete plurality voting of the directors and instead provide that at the annual meeting of shareholders the directors be elected by a majority of the outstanding shares entitled to vote was approved.

Timothy Hassett, Judson Bibb and Quentin Ponder were each elected as directors of the Company to serve until the next annual meeting of stockholders. Jay Palmer, Carrie Dwyer and Donica Holt, the nominees appointed by Spirit Bear Limited, were not elected as directors to the Company.

The stockholders approved the non-binding proposal to approve the proposed compensation disclosed in the Proxy Statement for the Company's executive officers who are named in the Proxy Statement's Summary Compensation Table.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

The stockholders approved the non-binding proposal to hold an advisory vote on executive compensation annually.

The final voting results on these matters at the Meeting are set forth below. There were no broker non-votes for any of the proposals.

Proposal 1 :  To authorize the amendment of the Company’s Bylaws to provide that at the annual meeting of stockholders the directors be elected by a majority of the outstanding shares entitled to vote.

Votes For	Votes Against	Votes Abstained

36,772,760	10,018,640	189,900

Proposal 2 :  To elect the directors to the Company’s Board of Directors:

	Votes For	Votes Against	Votes Abstained

Tim Hassett	36,047,279	10,003,240	930,781
Judson Bibb	33,775,060	13,008,840	197,400
Quentin Ponder	34,028,300	12,755,600	197,400
Jay Palmer	10,058,900	36,715,000	207,400
Carrie Dwyer	10,062,140	36,711,760	207,400
Donica Holt	10,056,540	36,717,260	207,500

Proposal 3 :  To ratify the executive compensation:

Votes For	Votes Against	Votes Abstained

36,391,260	10,397,840	192,200

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

Proposal 4 :  The frequency of stockholder votes on compensation:

1 Year	2 Years	3 Years	Abstained

45,288,000	1,500,000	1,000	192,300

On January 31, 2014, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 222,222 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On January 31, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 1, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 14, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 14, 2014, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to February 14, 2014, an aggregate of 222,222 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 5, 2014, an accredited investor purchased 88,889 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $40,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 88,889 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On February 10, 2014, an accredited investor purchased 88,889 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $40,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 88,889 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 5, 2014, HPEV, Inc. (the “Company”) completed the sale of $930,000 of units (the “Units”) in a private placement (the “Offering”) pursuant to subscription agreements (each a “Subscription Agreement”, and collectively, the “Subscription Agreements”) with 17 accredited investors (the “Investors”). Each Unit consists of shares of  the Company’s common stock priced at $0.45 per share (the “Common Stock”), and (ii) a five-year warrant to purchase up to the identical amount of shares of Common Stock purchased at an exercise price of $0.60 per share (each individually a “Warrant”, and collectively, the “Warrants”). The Warrants (and Placement Agent Warrants described below) contain a provision for cashless exercise.

A total of 2,066,668 shares of Common Stock were sold, and Warrants to purchase up to an additional 2,066,668 shares of Common Stock (the “Warrant Stock”) were issued to the Investors in the Offering.

The Company agreed to file a registration statement (the “Registration”) with the Securities and Exchange Commission (the “SEC”) within 45 days of closing for the Common Stock sold in the Offering and the Warrant Stock underlying the Warrants.

In connection with the Offering, the Company paid a placement agent fee of $74,400 to the “Placement Agent”, and issued a five-year warrant to the Placement Agent (the “Placement Agent Warrant”) to purchase up to an aggregate of 261,333 shares of Common Stock at an exercise price of $.60 per share pursuant to the placement agent agreement (“Placement Agreement”) with the Placement Agent. Under the Placement Agreement, the Placement Agent was also issued a 5-year warrant to purchase 1,500,000 shares of common stock with an exercise price of $.56 per share. The warrants issued to the Placement Agent provide for cashless exercise and piggyback registration rights.

The form of Subscription Agreement and Warrant Agreement and the Placement Agreement are filed herewith as exhibits 10.38 and 10.39, respectively. The foregoing summary descriptions of the Subscription Agreement, Warrant and Placement Agreement are qualified in their entirety by reference to the full texts of each such exhibit.

The Units, Common Stock, Warrants and Common Stock issuable upon exercise of the Warrants (collectively, the “Securities”) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. These Securities may not be offered or sold by the investors in the United States in the absence of an effective registration statement or an applicable exemption from registration requirements.

On February 10, 2014, an accredited investor purchased 55,555. shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 55,556 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

The net proceeds of the Private Placement are expected to be used by the Company for general corporate purposes.

HPEV, INC.
(a Nevada corporation)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

On February 14, 2014 HPEV, Inc. (the "Company") and Mark M. Hodowanec entered into an employment agreement pursuant to which Mr. Hodowanec was appointed as the Chief Technical Officer of the Company. Pursuant to said agreement, Mr.  Hodowanec is entitled to an annual salary of $175,000, which will increase to $210,000 with the achievement of the full commercialization of the 25/50KW MG. The base salary will also increase (i) $20,000 per month upon the Company generating $100,000 in revenue or an additional $1 million in financing after February 14, 2014; (ii) to $25,000 per month upon the Company achieving profitability; and (iii) to $30,000 per month upon the Company maintaining profitability for four consecutive quarters.

Although the employment by the Company is at will, if Mr. Hodowanec is terminated without cause by the Company, he will be entitled to a severance payment equal to two year’s salary. If there is a change of control of the Company and as a result Mr. Hodowanec is terminated without cause, such severance payment shall be made upon the consummation of the event.

On February 19, 2014, HPEV, Inc. (the “Company”) and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park up to $10,000,000 in shares of its common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations .

Under the terms and subject to the conditions of the Purchase Agreement, Lincoln Park is obligated to purchase up to $10,000,000 in shares of Common Stock (subject to certain limitations) from time to time over the 36-month period commencing on the date that a registration statement (the “Initial Registration Statement”), which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed.   The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to   75,000 shares of Common Stock in regular purchases.

In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock equals or exceeds $0.60 per share .   The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time),   but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.25, subject to adjustment.   The Company will control the timing and amount of any sales of Common Stock to Lincoln Park.

As consideration for its commitment to purchase shares of Common Stock pursuant to the Purchase Agreement, the Company agreed to issue to Lincoln Park   671,785 shares of Common Stock upon execution of the Purchase Agreement.

The Purchase Agreements and the Registration Rights Agreement contain customary representations, warranties and agreements of the Company and Lincoln Park and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties .   Except that Lincoln Park is not obligated to purchase more than $500,000   of Common Stock in any single regular purchase, there is no upper limit on the price per share that Lincoln Park could be obligated to pay for shares of Common Stock under the Purchase Agreement.

The Company has the right to terminate the Purchase Agreements at any time, at no cost or penalty.   Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreements will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

For all investments received in the 1 st , 2nd , 3rd and 4 th   quarters of 2013 as well as in the first seven weeks of 2014 , the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q/A, which have been prepared in accordance with accounting principles generally accepted in the United States.

Background/Plan of Operation

We have not generated any revenues to date.  We expect to begin to generate revenues in the first quarter of 2014, and anticipate that we will be cash flow positive in the second quarter of 2014.

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
Mobile Auxiliary Power
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

Plan of Operations

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenues

The Company did not generate any revenues for the three months ended March 31, 2013 or for the three months ended March 31, 2012.

Operating Expenses

Total operating expenses for the three months ended March 31, 2013 were $528,529, consisting of consulting fees ($ 427,003 ), professional fees ($47,516), research and development ($2,000), and general and administrative expenses ($52,010) as we negotiated and signed agreements with electric motor manufacturers to commercialize our cooling technologies and continued our efforts to raise capital.

This is compared to our operating income of $1,882,956 for the three months ended March 31, 2012 which consisted of consulting fees ($372,304), professional fees ($30,796), research and development ($343,233) and general and administrative expenses ($20,930) and reduction of directors stock compensation expense of ($2,650,000).

The majority of the increase   in operating expenses from 2012 to 2013 was due to  the reduction in directors stock compensation due to the return of the shares issued to a director by a shareholder and due to decreased spending on research and development as we conserved cash and focused on technologies that have already been tested and that should produce revenues in the shortest time period. Professional fees as well as general and administrative costs increased in the first quarter of 2013 as we negotiated agreements to commercialize our technologies and sought potential investments in our company.

The sub-total of our operating expenses for all of 2012 were $2,702,311.

Other income and expenses

Total other income and expenses for the three months ended March 31, 2013 were $19,475, consisting of a gain on debt settlement of legal fees as compared to our other income and expenses of $781 for the three months ended March 31, 2012.

Net loss

For the three months ended March 31, 2013, we had a net loss of $509,054 . For the three months ended March 31, 2012, we incurred a net  income of $1,881,956 which represents a decrease of approximately 127% . Our net loss for 2012 was $3,346,357 .

Our loss per share during the first quarter of 2013 was $(0.01). During the first quarter of 2012, our net income per common share was $0.04 and for the year it was $0.08.

Liquidity and Capital Resources

During the three months ended March 31, 2013, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of March 31, 2013 was $7,489, which came from the issuance of notes payable in the year ended 2012. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31, 2013	December 31, 2012	Change
	(Unaudited)
Cash	$7,489	$194,721	$(187,232)
Total Current Assets	84,183	568,400	(484,217)
Total Assets	172,147	641,982	(469,835)
Total Current Liabilities	296,414	263,695	32,719
Total Liabilities	$296,414	$263,695	$32,719

Our cash decreased by $187,232 as of March 31, 2013 as compared to December 31, 2012 due to cash used in operations.   Our total current assets, and total assets, decreased by $ 484,217 and $ 469,835 , respectively, during the same period, partly because of our decrease in cash, but also as a result of prepaid expenses that decreased by $ 296,985.  These prepaid expenses cover services by investor communication and public relations companies.

Our current liabilities decreased by $ 32,719 as of March 31, 2013 as compared to December 31, 2012 primarily because of a decrease in accounts payable which was settled in shares and a decrease in notes payable - related party of $11,200 . Our total liabilities decreased by the same $ 32,719 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the three month period ended March 31, 2013 was $ 161,650 which consisted of our net loss from operations of $ 509,054 and an increase in accounts payable – related party of $ 64,922 and an increase in accounts payable of $4,972 offset by accreted prepaid stock issued for consulting services of $296,985 and a $(19,475) gain on settlement of debt.

Investments

Our net cash used by investing activities for the three month period ended March 31, 2013 totaled $ (14,382) and consisted of an increase in intangible assets of $(14,382).

Financing

Our net cash used in financing activities for the three month period ended March 31, 2013 was $ (11,200), and consisted of the proceeds from notes payable - related party of $ 900 offset by payments on notes payable to a related party of $ 12,100.

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

Because we have only four officers, the Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls because of the limited time and abilities of the four officers, and (2) there is no separate audit committee.  As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of February 20, 2014.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. As for bank cash, an outside accountant reconciled the bank accounts and they were found to be accurate. The uses of the infusion of cash from the investments of accredited investors were accounted for by the outside accountant and were appropriate under GAAP. A forensic accountant who is a certified fraud examiner reviewed the financials and agreed they fairly represented the financial results in the first quarter.

(c)  Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we have to engaged a third-party firm to assist us in remedying this material weakness.  This third party firm will review our transactions and provide management with guidance on how to properly report and disclose our transactions.

(d)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

On August 16, 2013, the Company received a Demand for Documents and Demand to Cease and Assist from Nevada counsel representing Spirit Bear Limited (“Spirit Bear”) and Jay Palmer, a former director and one of the three directors of the Company who was appointed by Spirit Bear. Such notice required the Company to provide Mr. Palmer all books and records regarding all equity or debt issued by the Company since January 1, 2013 and an accounting of all compensation disbursed to Company executive officers since such date. Spirit Bear contends that management of the Company issued equity or debt without authority, and established compensation levels for the Company’s officers and paid salaries to its officers in violation of its agreements with Spirit Bear and the Company’s public filings .

On August 27, 2013, the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer,  and the two other former directors and Spirit Bear Board appointees, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and that the defendants are bound by the Settlement Agreement, dated April 12, 2013. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating the Lawsuit. The Company amended its complaint and dismissed Mr. Palmer and Mrs. Dwyer and Holt from the Lawsuit and sought an emergency summary judgment motion requesting declaratory relief that the February resolutions are valid. Defendant Spirit Bear objected to the Company's designation of its motion as a purported emergency because it improperly denied Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims. On October 28, 2013, Spirit Bear responded to the Company's amended complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV against Timothy Hassett, Theodore Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec.

Spirit Bear contests the validity of the Company issuing common stock in connection with the capital raises described herein commencing on May 17, 2013, as well as the compensation taken or accrued by the Company's management pursuant to the February 20, 2013 resolutions passed by the Board of Directors, consisting at that time of Messrs. Hassett, Ponder and Bibb. Such disputes are currently pending in the Lawsuit.

On September 16, 2013, Jay Palmer brought an emergency petition for a writ ordering the Company to allow him to inspect the books and records of the Company. On October 1, 2013 the court granted Mr. Palmer the right to inspect the books and records regarding (a) all equity or debt issued by Company management since January 1, 2013 and (b) all compensation disbursed to the Company's executive officers since January 1, 2013, with an accounting of disbursements. On October 16, 2013, the Company received a letter from counsel to Spirit Bear identifying twenty five (25) categories of documents to be produced for Mr. Palmer’s review. Company’s counsel responded to this letter on November 8, 2013, and has yet to hear any response in connection with Mr. Palmer’s emergency petition.

On September 18, 2013, the Securities and Exchange Commission served the Company with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear, Robert Olins and all of their respective affiliates. Although t he company has not heard anything further concerning the investigation, the Company continues to comply with the subpoena, providing documents in its possession to the SEC on a rolling basis.

On October 15, 2013, the Company filed a motion for declaratory relief to streamline the litigation as delay could have a negative impact on the business, including meeting contractual milestones by December 14, 2013. In the motion, the Company sought a declaration that the resolutions are valid, the Company’s capital raises are authorized and the settlement agreement signed with Spirit Bear on April 14, 2013 is valid and enforceable. Spirit Bear opposed the Company’s motion for partial summary judgment.

On January 22, 2014 Spirit Bear’s counsel filed a motion to withdraw from representing Spirit Bear. The Company filed a motion on February 7, 2014 dismissing the lawsuit against the individuals for failure of Spirit Bear to serve notice of process on said individuals. On February 21, 2014, the magistrate granted Spirit Bear until March 24 th to obtain new counsel and serve the individuals. [The Company is considering action to vacate such order.]

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None

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

HPEV, Inc.

Dated: March 04, 2014	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer