Form 10-Q/A
period 2013-06-30
HPEV, INC.
filed 2014-03-04
CIK 1399352

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 26, 2014 , there were 50,372,714 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as originally filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”. The subsequent events footnote to the financial statements has been updated to reflect events that occurred after the filing date of the Quarterly Report. This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

We have determined that our previously reported results for the quarter ended June 30, 2013 did not properly represent certain transactions related to shares and warrants issued for cash and services and accrued compensation and consulting fees. (See Note 12. Restatement). We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from other minor changes, none of which were considered material.

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

ITEM 1 Financial Statements

HPEV, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	June 30, 2013	December 31, 2012
	(Restated)
ASSETS

Current assets
Cash	$49,136	$194,721
Prepaid expenses	-	373,679
Total current assets	49,136	568,400
Intangible	94,807	73,582

Total assets	143,943	$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$159,730	$177,280
Accounts payable – related party	174,979	52,305
Notes payable-related party	22,910	34,110
Total current liabilities	357,619	263,695

Total liabilities	357,619	263,695

Stockholders' equity
Preferred stock: $.001 par value: 15,000,000 shares authorized, 200 shares issued and outstanding as of June 30, 2013	-	-
Common stock; $.001 par value; 100,000,000 shares authorized, 44,060,441 shares issued and outstanding as of June 30, 2013	44,060	42,970
Additional paid-in capital	6,852,228	6,116,420
Common stock held in escrow	8,441	39,469
Accumulated deficit during development stage	(7,118,405)	(5,820,572)
Total stockholders' equity (deficit)	(213,676)	378,287

Total liabilities and stockholders' equity	$143,943	$641,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	From inception (March 24, 2011 )
	Ended	Ended	Ended	Ended	through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Director stock Compensation	-	-	-	(2,650,000)	-
Consulting	595,314	533,775	1,022,317	906,079	4,529,289
Professional fees	38,853	211,937	86,369	242,733	1,071,987
Research and development	87,700	105,898	89,700	449,131	446,772
General and administrative	66,912	38,936	118,922	59,866	270,786
Loss on deposit	-	-	-	-	100,000
Loss on intangible property	-	-	-	-	75,000

Total operating expenses	788,779	890,546	1,317,308	(992,191)	6,493,834

Other income and expenses
Interest expense	-	(2,417)	-	(2,928)	(277,545)
Finance cost	-	(197,826)	-	(197,826)	(622,522)
Gain on settlement of debt	-	-	19,475	-	275,496

Net loss	$(788,779)	$(1,090,789)	$(1,297,833)	$791,437	$(7,118,405)

Basic loss per common share	$(0.02)	$(0.02)	$(0.03)	$0.02
Fully diluted loss per common share	$(0.02)	$(0.02)	$(0.03)	$0.02
Basic weighted average
common shares outstanding	43,505,741	47,618,639	43,268,781	41,939,874
Fully diluted weighted average
common shares outstanding	50,616,423	47,618,639	50,025,752	41,939,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended	From March 24, 2011 (Date of Inception) Through
	June 30, 2013	June 30, 2012	June 30, 2013
Operating Activities:	(Restated)	(Restated)	(Restated)
Net income (loss)	$(1,297,833)	$791,437	$(7,118,405)
Adjustments to reconcile net loss to Net cash used by operating activities:
Stock issued to founder	-	-	22,000
Stock issued for consulting services	373,679	763,097	3,602,391
Gain on settlement of debt	(19,475)	-	(275,496)
Warrants issued for loan penalty	-	99,229	197,413
Warrants issued for services	349,370	-	349,370
Warrants issued for interest	-	-	390,426
Stock compensation	-	-	-
Director stock compensation from shareholder	-	(2,650,000)	-
Amortization of financing cost	-	197,826	622,522
Impairment of intangible asset and deposit	-	-	175,000
Changes in operating assets and liabilities:
Increase in accrued interest	-	3,164	6,021
Increase in accounts payable related party	122,674	2,928	174,979
Increase in accounts payable	8,425	291,424	244,068
Net cash used by operating activities	(463,160)	(500,895)	(1,609,711)

Investing Activities:
Increase of intangible assets	(21,225)	(19,767)	(94,807)
Cash acquired through reverse merger	-	-	37
Net cash used by investing activities	(21,225)	(19,767)	(94,770)

Financing Activities:
Proceeds from sale of common stock	350,000	5,000	405,000
Proceeds from sale of preferred stock	-	-	500,000
Proceeds from loans payable	-	-	-
Proceeds from notes payable	-		439,722
Payments on notes payable	-	-	(189,722)
Proceeds from notes payable – related party	900	50,410	611,507
Payments on notes payable - related party	(12,100)	(200)	(13,300)
Bank Overdraft	-	869	410
Net cash (used) provided by financing activities	338,800	56,079	1,753,617

Net decrease/increase in cash	(145,585)	(464,583)	49,136

Cash, beginning of period	194,721	78,361	-

Cash, end of period	49,136	(386,222)	49,136

Supplemental Information
Interest paid with cash	$-	$-	$1,327
Supplemental schedule of non –cash activities
Shares issued to settle accounts payable	$(25,974)	$-	$(25,974)
Shares held in escrow	$(31,028)	$-	$(31,028)
Accrued interest forgiven	$-	$-	$6,021
Related party accrued salary forgiven	$-	$-	$70,000
Related party notes payable forgiven	$-	$-	$911,894
Shares issued for services	$-	$-	$1,358,016
Warrants issued for services	$245,376	$-	$245,376
Common stock receivable	$-	$(8,000,000)	$-
Warrants granted as finance cost	$-	$(583,173)	$(583,173)
Warrants granted to secure financing	$-	$(120,255)	$(120,255)
Assumed as part of reverse merger
Intangible assets	$-	$-	$75,000
Deposit	$-	$-	$100,000
Prepaid asset	$-	$-	$375,002
Accounts payable	$-	$-	$(11,637)
Notes payable – related party	$-	$-	$(336,187)
Shares issued for prepaid services	$-	$1,090,000	$1,090,000

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

Control of Z3E changed hands on April 15, 2011 with the issuance of 21,880,000 shares of Z3E common stock to the original shareholders of HPEV pursuant to the terms of the as amended Share Exchange Agreement. An additional 120,000 shares were issued on December 14, 2011 which completed the issuance of 22,000,000 shares of Z3E common stock to HPEV, Inc. under the terms of the as-amended Share Exchange Agreement.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

The patents and patents-pending owned by HPEV cover composite heat pipes and their applications, a parallel power platform and a parallel power gearing system. The utilization of composite heat pipes should increase the horsepower of electric motors and enhance the lifespan and effectiveness of heat-producing vehicle components. The parallel power platform enables vehicles to alternate between two sources of power and forms the basis of the electric load assist delivered to the engine. The parallel power input gearing unit enables vehicles to run an on-board generator to deliver mobile electric power.

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

On December 9, 2011, Z3E and PPEG mutually agreed to dissolve their Joint Venture Agreement. The reason was due to a change in business direction by Z3E as a result of its acquisition of HPEV, Inc. The Joint Venture Agreement did not provide for any termination penalties.

NOTE 2 – GOING CONCERN

The accompanying condensed, consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $7,118,405 during the period from March 24, 2011 (Date of Inception) through June 30, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

These condensed, consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

As of the filing date of this report on Form 10-Q/A, management believes that it has adequate funding to ensure completion of the initial phases of its business plan: to license its thermal technologies and applications; to license a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers; and to license or sell a mobile electric power system powered by the Company’s proprietary gearing system.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HPEV, Inc. is presented to assist in understanding the Company’s condensed, consolidated financial statements. The condensed, consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the condensed, consolidated financial statements.

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

The unaudited condensed interim consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 included in Annual Report on Form 10-K. The results of the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $49,136 and $194,721 in cash and no cash equivalents as of June 30, 2013 and December 31, 2012, respectively.

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

Earnings per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of June 30, 2013, 200 preferred shares (which can be converted into common shares at a ratio of 1 to 50,000) and 10,020,304 warrants were outstanding.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

Employee Stock Based Compensation

ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the condensed, consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of  June 30 , 2013, the Company has not implemented an employee stock based compensation plan.

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

Use of Estimates

The process of preparing condensed, consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the condensed, consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2014 -05 and believes that none of them will have a material effect on the Company’s condensed, consolidated financial statements.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 4 – INCOME (LOSS) PER SHARE

Components of  net income (loss) per share for the three and six months ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income (loss) attributable to common stockholders	$(788,779)	$(1,090,789)	$(1,297,833)	$791,437

Basic loss per common share	$(0.02)	$(0.02)	$(0.03)	$0.02
Fully diluted loss per common share	$(0.02)	$(0.02)	$(0.03)	$0.02
Basic weighted average
common shares outstanding	43,505,741	47,618,639	43,268,781	41,939,874
Fully diluted weighted average
common shares outstanding	50,616,423	47,618,639	50,025,752	41,939,874

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 200 Series A Convertible Preferred Stock, issued and outstanding as of June 30, 2013.

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
(Unaudited)

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

The Preferred Stock has voting rights as if each share of Series A Convertible Preferred Stock were converted into twenty thousand (20,000) shares of Common Stock (subsequently raised to 50,000. shares as described below).

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

Pursuant to the Securities Purchase Agreement, which was subsequently amended in an April 12, 2013 Agreement , the Company may sell Spirit Bear up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock. The Company shall have the option to require Spirit Bear to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Spirit Bear (subsequently amended in the April 12, 2013 Agreement to read ‘Mohler Technology, Inc., or a similar federally licensed testing facility acceptable to the Company’), evidencing that either (i) three motors or alternators or (ii) two motors and one AMP system (each motor, alternator or AMP system modified and tested pursuant to a distinct Memorandum of Understanding or other form of agreement) incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same motors, alternators or system incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 (or to be determined by agreement) for F or F1 , (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. The Company shall give Spirit Bear at least seven business days’ notice of any subsequent closing. In the event the Company shall not have received the Certification Notice by December 14, 2013, Spirit Bear shall, commencing on December 14, 2013, have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

In connection with the sale of the Preferred Stock and Warrants, the Company and Spirit Bear entered into a Patent and Securities Agreement. Pursuant to the Patent and Security Agreement, the Company may, under certain circumstances, grant to Spirit Bear a security interest in certain patents set forth in the Patent and Security Agreement.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

On June 24, 2013, as contemplated by the April 12, 2013 Agreement, an Amendment to the Certificate of Designation was filed with the Secretary of State of the State of Nevada. The amendment effectuated the change (i) to the conversion rate of each share of Series A Preferred Stock from being convertible at the rate of 20,000 shares to 50,000 shares of common stock and (ii) to the voting right of each share of Series A Preferred Stock from 20,000 shares to 50,000 shares of the common stock. There are currently 200 shares of Series A Preferred Stock issued and outstanding, all which are held by Spirit Bear Limited and its assignees.

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
(Unaudited)

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

On February 13, 2013, the Board of Directors authorized the cashless exercise of 200,000 option held by Crone Law Group. The cashless exercise resulted in the issuance of 90,000 shares of Common stock. (See Note 6: Warrants and Options.)

On May 16, 2013, the Company issued 750,000 shares of restricted common stock valued at $0.23 per share and warrants to purchase 750,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share to an accredited investor in exchange for $250,000 in funding. (See Note 6: Warrants and Options).

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

On June 10, 2013, the Company issued 225,000 shares of restricted common stock valued at $0.44 per share and warrants to purchase 225,000 shares of common stock at a purchase price of sixty six cents ($0.66) per share to an accredited investor in exchange for $100,000 in funding. (See Note 6: Warrants and Options).

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
(Unaudited)

For all investments received in the 2nd quarter of 2013, the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

Consequently, the investments were reflected in an increase in cash and an increase to stock and/or additional paid-in capital.

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

On May 16, 2013, the “Company agreed to sell to an accredited investor 750,000 fully paid and non-assessable shares of common stock, par value $0.001 per share at a purchase price of thirty three cents ($0.33) per share. The investor also received warrants to purchase 750,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share. The warrants will remain effective for 30 months and may be exercised on a cashless basis.

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

On May 28, 2013 the Company executed an agreement with Monarch Bay Securities, LLC which required the issuance of 400,000 warrants at an exercise price of ($0.49) as a retainer for their services. 200,000 of the warrants were considered fully vested upon execution of the agreement, however, the warrants were not issued to the company until July 24, 2013 (See Note 13 – Subsequent Events). The remaining 200,000 warrants will not vest until the consultant has directly assisted the company is raising $750,000 in financing. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 1.02%; dividend yield of 0% and expected volatility of 358%. To account for such grants to non-employees, we recorded the issuance of the initial 200,000 shares as consulting expense in the amount of $103,994.

On June 10, 2013, the “Company agreed to sell to an accredited investor 225,000 fully paid and non-assessable shares of common stock, par value $0.001 per share at a purchase price of forty four cents ($0.44) per share. The investor also received warrants to purchase 225,500 shares of common stock at a purchase price of $0.66 per share. The warrants will remain effective for 30 months and may be exercised on a cashless basis.

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
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2013 and changes during the six months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	8,395,304	$0.48	3.71
Granted	1,625,000	$0.50	2.75
Exercised	-	$-	-
Expired	-	$-	-
Outstanding at June 30, 2013	10,020,304	$0.50	2.67
Exercisable at June 30, 2013	10,020,304	$0.50	2.67

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
(Unaudited)

On March 21, 2013, the Company and Judson Bibb signed an agreement rescinding the options granted.

On March 24, 2013, the Company and Ted Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase one million shares as well as the cashless exercise thereof awarded to the President.

The following is a summary of the status of all of the Company’s stock option as of June 30, 2013 and changes during the six months ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	200,000	$0.55	1.8
Granted	-	$-	-
Exercised	(200,000)	$0.55	1.68
Cancelled	-	$-	-
Outstanding at June 30, 2013	-	$-	-
Exercisable at June 30, 2013	-	$-	-

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

Beginning on January 15, 2013, compensations of (i) $ 13,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $ 12,500 per month for Theodore Banzhaf, the President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, the Vice-President and Secretary began to accrue.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

With the exception of $70,000 in accrued compensation forgiven by two officers on December 17, 2012, the accruals for all unpaid compensation dating back to May 2012 are reflected in the Consolidated Balance Sheets under “Short term loans - related party”.

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

During the quarter ended March 31, 2013. Quentin Ponder, Director and Chief Financial Officer, was repaid $12,100 on interest-free, unsecured, due-on-demand loans issued to the Company. As of June 30, 2013, $0 remained due and payable.

Entities under the control of certain officers and directors hold consulting agreements with the Company. In the six months ended June 30, 2013, $263,750 in consulting fees were incurred as a result of these agreements and payments of $120,000 were made to these entities. The officers are considered independent contractors under these agreements and therefore no payroll taxes were incurred by the Company for the six months ending June 30, 2013.

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
(Unaudited)

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

NOTE 9 – INTELLECTUAL PROPERTY

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 10 – PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. During the six months ended June 30, 2013 $245,045 was accreted and recorded as consulting expense. As of June 30, 2013, the prepaid balance is $0.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per were to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media. During the three months ended March 31, 2013 $128,634 was accreted and recorded as consulting expense. As of June 30, 2013, the prepaid balance remaining was $0.

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
(Unaudited)

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

Starting to accrue on January 15, 2013, compensations of (i) $ 13,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $ 12,500 per month for Theodore Banzhaf, the President, and ( iv ) $8,000 per month for Judson Bibb, the Vice-President and Secretary.

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
(Unaudited)

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

Spirit Bear contests the validity of the February 20, 2013, resolutions concerning officer compensation; such compensation levels are not accepted by the three directors of the Company appointed by Spirit Bear. This dispute is currently pending in the Lawsuit, described herein below. (For additional details please see Note. 13 - Subsequent Events.)

In addition, the board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for common stock available for each officer plus, special payments from 5% of the Company’s net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

As of July 24, 2013, the Company has raised $1 million. Therefore, as per the board resolution passed on February 20, 2013, the President, Ted Banzhaf’s, compensation increased from $12,500 to $17,500 per month in consulting fees. Compensation for the other officers,which began accruing on January 15, 2013 remained the same. Specifically, Tim Hassett is to receive $13,500 per month in consulting fees, Quentin Ponder is to receive $10,000 per month in consulting fees and Judson Bibb is to receive $8,000 per month in consulting fees. Entities under the control of certain officers and directors hold consulting agreements with the Company and will receive this compensation. In the six months ended June 30, 2013, $263,750 in consulting fees were incurred as a result of these agreements and payments of $120,000 were made to these entities. The unpaid compensation as of June 30, 2013 has been accrued as accounts payable- related parties. The officers are considered independent contractors under these agreements and therefore no payroll taxes were incurred by the Company for the six months ending June 30, 2013.

Spirit Bear Limited Transaction

HPEV entered into a Securities Purchase Agreement on December 14, 2012 (the “Closing Date”), pursuant to which it sold to Spirit Bear Limited (i) 200 shares of the Company’s Series A Convertible Preferred Stock, $.001 per share (the “Preferred Stock”) and (ii) warrants to purchase (i) 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share (subject to adjustment as provided in the warrant); (ii) 2,000,000 shares of the Company’s common stock at an exercise price of $.50 per share (subject to adjustment as provided in the warrant); (iii) 2,000,000 shares of the Company’s common stock at an exercise of $.75 per share (subject to adjustment as provided in the warrant). The purchase price for sale of the preferred stock and warrants was $500,000, of which $313,777.62 was paid in cash and $186,222.38 was paid by cancelation of $186,222.38 in outstanding indebtedness held by the Spirit Bear.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

The Company and the Spirit Bear also entered into a Registration Rights Agreement, dated December 14, 2012 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company shall file a registration statement to register the shares issuable upon conversion of the Preferred Stock and the Debenture (described below) and the shares issuable upon the exercise of the Warrants. If the Registration Statement is not filed within thirty days of the Closing Date, then the number of Warrant Shares shall be increased by 500,000 to 6,500,000. If the Securities and Exchange Commission has not declared the Registration Statement effective within 120 days of the Closing Date, then the Company shall pay to each holder of Preferred Shares an amount in cash per Preferred Share held equal to the product of (i) $5,000 multiplied by (ii) the product of (A) .02 multiplied by (B) the number of months after the Effectiveness Deadline that the Registration Statement is not declared effective by the SEC.

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

Pursuant to the Securities Purchase Agreement, the Company may sell the Spirit Bear up to 200 additional shares of Preferred Stock and warrants to purchase up to 6,000,000 shares of the Company’s common stock. The Company shall have the option to require Spirit Bear to purchase up to these additional Two Hundred (200) Preferred Shares and associated Warrants at a Subsequent Closing in the event that written certification (“Certification Notice”) shall have been received by the Company from a federally licensed testing facility reasonably acceptable to Spirit Bear (subsequently amended in the April 12th Agreement to read ‘Mohler Technology, Inc., or a similar federally licensed testing facility acceptable to the Company’), evidencing that either (i) three motors or alternators or (ii) two motors and one AMP system (each motor, alternator or AMP system modified and tested pursuant to a distinct Memorandum of Understanding or other form of agreement) incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same motors, alternators or system incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 (or to be determined by agreement) for F or F1 , (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least Twelve Percent (12.00%) compared to the same motor not incorporating HPEV technology. The Company shall give the Spirit Bear at least seven business days’ notice of any subsequent closing. In the event the Company shall not have received the Certification Notice by December 14, 2013, Spirit Bear shall, commencing on December 14, 2013, have a twelve (12) month option, exercisable during such period at its sole discretion by delivery of written notice to the Company, to purchase the additional Two Hundred (200) Preferred Shares and associated Warrants in a Subsequent Closing to be held within seven (7) days of such notice.

In connection with the sale of the Preferred Stock and Warrants, the Company and the Spirit Bear entered into a Patent and Securities Agreement. Pursuant to the Patent and Security Agreement, the Company may, under certain circumstances, grant to the Spirit Bear a security interest in certain patents set forth in the Patent and Security Agreement.

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

The board, consisting at the time of Tim Hassett, Quentin Ponder and Judson Bibb, also granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

The Company and Spirit Bear also agreed to change the terms of the option provided to Spirit Bear in the Securities Purchase Agreement. The new language provides that the Company can sell up to 200 additional preferred shares and warrants to Spirit Bear or other qualified investors designated by Spirit Bear, if before December 14, 2013, written certification (“Certification Notice”) shall have been received by the Company from Mohler Technology, Inc., or a similar federally licensed testing facility reasonably acceptable to the Company, evidencing that either the Company’s technology incorporated in (i) three motors or alternators or (ii) two motors and one auxiliary mobile power system is comprehensively tested in accordance with applicable standards and the results of those tests meet or exceed minimum requirements for certification under those standards. If the milestones are not met prior to such date, Spirit Bear retains its right to purchase 200 additional preferred shares and warrants until December 14, 2014.

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

The amendment to the Certificate of Designation was contemplated as a result of the agreement entered into on April 12, 2013 between the Company and Spirit Bear Limited.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

Note 12 – RESTATEMENT

During the Company’s closing process for the 2013 10-K, accounting errors were discovered that required the restatement of amounts previously reported as of June 30, 2013. The Company’s financial statements as of June 30, 2013 included errors related to under-accrued consulting fees, warrants issued for services and shares issued for cash.

The following tables reflect the impact of these corrections on our financial statements:

Balance Sheet
	As of June 30, 2013 Originally Stated	Restatement Adjustments	As of June 30, 2013 Restated

ASSETS

Current assets
Cash	$49,134	2	$49,136
Prepaid expenses	-	-	-
Total current assets	49,134	2	49,136
Intangible	94,807	-	94,807

Total assets	143,941	2	143,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$158,357	1,373	$159,730
Accounts payable – related party	-	174,979	174,979	(a)
Short-term loans- related party	162,750	(162,750)	-	(a)
Notes payable-related party	27,910	(5,000)	22,910	(a)
Total current liabilities	349,017	8,602	357,619

Total liabilities	349,017	8,602	357,619

Stockholders' equity
Preferred stock: $.001 par value: 15,000,000
shares authorized, 200 shares issued and
outstanding as of June 30, 2013	-	-	-
Common stock; $.001 par value; 100,000,000
shares authorized, 44,060,441 shares issued
and outstanding as of June 30, 2013	44,835	(775)	44,060	(b)
Additional paid-in capital	6,522,442	329,786	6,852,228	(b)
Common stock held in escrow	8,441	-	8,441
Common stock receivable	-	-	-
Accumulated deficit during development stage	(6,780,794)	(337,611)	(7,118,405)	(b)
Total stockholders' equity (deficit)	(205,076)	(8,600)	(213,676)

Total liabilities and stockholders' equity	$143,941	2	$143,943

(a)	To correctly classify and accrue related party consulting fees

(b)	To correctly account for share and warrant issuances.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

Statement of Operations

	Three Months Ended June 30, 2013 Originally Stated	Restatement Adjustments	Three Months Ended June 30, 2013 Restated	Six Months Ended June 30, 2013 Originally Stated	Restatement Adjustments	Six Months Ended June 30, 2013 Restated	From inception (March 24, 2011) through June 30, 2013 Originally Stated	Restatement Adjustments	From inception (March 24, 2011) through June 30, 2013 Restated

Revenue	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-	-	-

Operating expenses
Director stock Compensation	-	-	-	-	-	-	-	-	-
Consulting	194,575	400,739	595,314	588,197	434,120	1,022,317	4,428,128	101,161	4,529,289	(a)
Professional fees	37,253	1,600	38,853	84,769	1,600	86,369	735,387	336,600	1,071,987
Research and development	87,700	-	87,700	89,700	-	89,700	446,773	(1)	446,772
General and administrative	144,490	(77,578)	66,912	197,556	(78,634)	118,922	351,460	(80,674)	270,786	(a)
Loss on deposit	-	-	-	-	-	-	100,000	-	100,000
Loss on intangible property	-	-	-	-	-	-	75,000	-	75,000

Total operating expenses	464,018	324,761	788,779	960,222	357,086	1,317,308	6,136,748	357,086	6,493,834

Other income and expenses
Interest expense	-	-	-	-	-	-	(277,545)	-	(277,545)
Finance cost	-	-	-	-	-	-	(622,525)	3	(622,522)
Gain on settlement of debt	-	-	-	-	19,475	19,475	256,021	19,475	275,496	( c)

Net loss	$(464,018)	$(324,761)	$(788,779)	$(960,222)	$(337,611)	$(1,297,833)	$(6,780,797)	$(337,608)	$(7,118,405)

Basic loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.03)
Fully diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.01)	$(0.03)
Basic weighted average					-
common shares outstanding	44,335,441	(829,700)	43,505,741	44,191,274	(922,493)	43,268,781
Fully diluted weighted average		-			-
common shares outstanding	44,335,441	6,280,982	50,616,423	44,191,274	5,834,478	50,025,752

(a)	To correctly classify and accrue related party consulting fees

(b)	To correctly account for share and warrant issuances.

( c)	To correctly account for gain on debt settlement

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

Cash Flow Statement

	Six Months Ended June 30, 2013 Originally Stated	Restatement Adjustments	Six Months Ended June 30, 2013 Restated	From inception (March 24, 2011) through June 30, 2013 Originally Stated	Restatement Adjustments	From inception (March 24, 2011) through June 30, 2013 Restated

Operating Activities:
Net loss	$(960,222)	$(337,611)	$(1,297,833)	$(6,780,794)	$(337,611)	$(7,118,405)
Adjustments to reconcile net loss to
Net cash used by operating activities:
Financing provided by deferred compensation	72,000	(72,000)	-	72,000	(72,000)	-	(a)
Stock issued to founder	-	-	-	22,000	-	22,000
Stock issued for consulting services	373,679	-	373,679	3,602,391	-	3,602,391
Gain on settlement of debt	-	(19,475)	(19,475)	(256,021)	(19,475)	(275,496)	( c)
Warrants issued for loan penalty	-	-	-	197,413	-	197,413
Warrants issued for services	-	349,370	349,370	-	349,370	349,370	(b)
Warrants issued for interest	-	-	-	390,426	-	390,426
Stock compensation	-	-	-	-	-	-
Director stock compensation from shareholder	-	-	-	-	-	-
Amortization of financing cost	-	-	-	622,522	-	622,522
Impairment of intangible asset and deposit	-	-	-	175,000	-	175,000
Changes in operating assets and liabilities:
Increase in accrued interest	-	-	-	6,021	-	6,021
Increase in accounts payable related party	(52,305)	174,979	122,674	-	174,979	174,979	(a)
Increase in accounts payable	97,802	(89,377)	8,425	333,445	(89,377)	244,068	(a)
Net cash used by operating activities	(469,046)	5,886	(463,160)	(1,615,597)	5,886	(1,609,711)
		-			-
Investing Activities:		-			-
Increase of intangible assets	(21,225)	-	(21,225)	(94,807)	-	(94,807)
Cash acquired through reverse merger	-	-	-	37	-	37
Net cash used by investing activities	(21,225)	-	(21,225)	(94,770)	-	(94,770)
		-			-
Financing Activities:		-			-
Proceeds from sale of common stock	350,884	(884)	350,000	405,884	(884)	405,000	(b)
Proceeds from sale of preferred stock	-	-	-	500,000	-	500,000
Proceeds from loans payable	-	-	-	-	-	-
Proceeds from notes payable	-	-	-	439,722	-	439,722
Payments on notes payable	-	-	-	(189,722)	-	(189,722)
Proceeds from notes payable – related party	7,800	(6,900)	900	618,407	(6,900)	611,507	(d)
Payments on notes payable - related party	(14,000)	1,900	(12,100)	(15,200)	1,900	(13,300)	(d)
Bank overdraft	-	-	-	410	-	410
Net cash (used) provided by financing activities	344,684	(5,884)	338,800	1,759,501	(5,884)	1,753,617
		-			-
Net decrease/increase in cash	(145,587)	2	(145,585)	39,529	9,607	49,136

Cash, beginning of period	194,721	-	194,721	-	-	-

Cash, end of period	49,134	2	49,136	39,529	9,607	49,136

Supplemental Information
Interest paid with cash	$-	$-	$-	$1,327	$-	$1,327
Supplemental schedule of non –cash activities		$-			$-
Shares issued to settle accounts payable	$(25,975)	$1	$(25,974)	$(25,975)	$1	$(25,974)
Shares held in escrow	$(31,028)	$-	$(31,028)	$(31,028)	$-	$(31,028)
Accrued interest forgiven	$-	$-	$-	$6,021	$-	$6,021
Related party accrued salary forgiven	$-	$-	$-	$70,000	$-	$70,000
Accounts payable related party transferred to notes	$(90,750)	$90,750	$-	$(90,750)	$90,750	$-	(a)
Related party notes payable forgiven	$-	$-	$-	$911,894	$-	$911,894
Shares issued for services	$-	$-	$-	$1,358,016	$-	$1,358,016
Warrants issued for services	$-	$245,376	$245,376	$-	$245,376	$245,376	(b)
Common stock receivable	$-	$-	$-		$-	$-
Warrants granted as finance cost	$-	$-	$-	$-	$(583,173)	$(583,173)	(b)
Warrants granted to secure financing	$-	$-	$-	$-	$(120,255)	$(120,255)	(b)
Assumed as part of reverse merger
Intangible assets	$-	$-	$-	$75,000	$-	$75,000
Deposit	$-	$-	$-	$100,000	$-	$100,000
Prepaid asset	$-	$-	$-	$375,003	$(1)	$375,002
Accounts payable	$-	$-	$-	$(11,637)	$-	$(11,637)
Notes payable – related party	$-	$-	$-	$(336,187)	$-	$(336,187)
Shares issued for prepaid services	$-	$-	$-	$-	$1,090,000	$1,090,000	(e)

(a)	To correctly classify and accrue related party consulting fees

(b)	To correctly account for share and warrant issuances.

( c)	To correctly account for gain on debt settlement

(d)	To correctly account for related party loans

(e)	To correctly account for shares issued for prepaid services from inception

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

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
(Unaudited)

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

On August 2, 2013, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 6, 2016, an aggregate of 111,111 shares of common stock at an exercise price of $0.56. The warrants may be exercised on a cashless basis. The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement.

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
(Unaudited)

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

On August 27, 2013 the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and the defendants are bound by the April 12, 2013 Agreement. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating this Lawsuit. The Company amended its complaint and dismissed Mr. Palmer and Mrs. Dwyer and Holt from the Lawsuit and sought an emergency summary judgment motion requesting declaratory relief that the February resolutions are valid. Defendant Spirit Bear objected to the Company's designation of its motion as a purported emergency because it improperly denies Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims. On October 28, 2013, Spirit Bear responded to the Company's amended complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV against Tim Hassett, Ted Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec.

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
(Unaudited)

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

On August 7, 2013, the Company and Spirit Bear Limited agreed that Spirit Bear would forego the additional warrants Spirit Bear was due if the Company filed a Post-Effective Amendment to the Registration Statement within two business days of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. The Company did not file a Post-Effective Amendment within two business days after the filing of the Form 10-Q for the second quarter.

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

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

On October 15, 2013, HPEV filed a motion for declaratory relief to streamline the litigation between the Company and Spirit Bear Limited (See below under Part II, Item 1,‘Legal Proceedings’) as delay could have a negative impact on the business including meeting contractual milestones by December 14, 2013. In the motion, the Company seeks a declaration that the resolutions in dispute are valid, the Company’s capital raises are authorized and the agreement signed with Spirit Bear on April 14, 2013 is valid and enforceable.

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
(Unaudited)

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

Proposal 1: To authorize the amendment of the Company’s Bylaws to provide that at the annual meeting of stockholders the directors be elected by a majority of the outstanding shares entitled to vote.

Votes For	Votes Against	Votes Abstained

36,772,760	10,018,640	189,900

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

Proposal 2: To elect the directors to the Company’s Board of Directors:

	Votes For	Votes Against	Votes Abstained
Tim Hassett	36,047,279	10,003,240	930,781
Judson Bibb	33,775,060	13,008,840	197,400
Quentin Ponder	34,028,300	12,755,600	197,400
Jay Palmer	10,058,900	36,715,000	207,400
Carrie Dwyer	10,062,140	36,711,760	207,400
Donica Holt	10,056,540	36,717,260	207,500

Proposal 3: To ratify the executive compensation:

Votes For	Votes Against	Votes Abstained

36,391,260	10,397,840	192,200

Proposal 4: The frequency of stockholder votes on compensation:

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

On February 1, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities

On February 5, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

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
(Unaudited)

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

On February 10, 2014, an accredited investor purchased 55,555 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 55,556 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

On February 19, 2014, HPEV, Inc. (the “Company”) and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park up to $10,000,000 in shares of its common stock, par value $0.001 per share (“Common Stock”), subject to certain limitations.

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

In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock equals or exceeds $0.60 per share. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the Common Stock closing price is less than the floor price of $0.25, subject to adjustment. The Company will control the timing and amount of any sales of Common Stock to Lincoln Park.

The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the Common Stock.

HPEV, INC.
(A Nevada Corporation)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

As consideration for its commitment to purchase shares of Common Stock pursuant to the Purchase Agreement, the Company agreed to issue to Lincoln Park 671,785 shares of Common Stock upon execution of the Purchase Agreement.

The Purchase Agreements and the Registration Rights Agreement contain customary representations, warranties and agreements of the Company and Lincoln Park and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties. Except that Lincoln Park is not obligated to purchase more than $500,000 of Common Stock in any single regular purchase, there is no upper limit on the price per share that Lincoln Park could be obligated to pay for shares of Common Stock under the Purchase Agreement.

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

For all investments received in the 2nd, 3rd and 4th quarters of 2013 as well as in the first seven weeks of 2014, the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

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

Background/Plan of Operation

We have not generated any revenues to date. We expect to begin to generate revenues in the first quarter of 2014, and anticipate that we will also be cash flow positive in the second quarter of 2014.

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
Mobile Generators
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

Results of Operations

Comparison for the Three Months Ended June 30, 2013 and 2012

Revenues

During the three months ended June 30, 2013, we had no revenues. We did not generate any revenues during the three month period ended June 30, 2012.

Operating Expenses

Total operating expenses for the three months ended June 30, 2013 were $ 788,779, consisting of consulting fees ($ 595,314 ), professional fees ($38,853), research and development ($87,700), and general and administrative expenses ($ 66,912 ) as we worked to raise capital to fund operations and secure the equipment and software necessary to implement the requirements of the memoranda of understanding that had been negotiated with global manufacturers.

This is compared to our operating expenses for the three months ended June 30, 2012 of $890,546, consisted of consulting fees ($533,775), professional fees ($211,937), research and development ($105,898), and general and administrative expenses ($38,936) as we filed new patents, created proposals and negotiated memoranda of understanding with global manufacturers as well as continued to raise capital to fund operations and to implement the requirements of the memoranda.

We have tried to minimize our operating expenses. The expenses for the second quarter of 2013 consisted primarily of payments to independent contractors and general and administrative expenses. For the three months ended June 30, 2013 and 2012, our total operating expenses were $788,779 and $890,546, respectively. The majority of the decrease in operating expenses from 2012 to 2013 was due to an increase in consulting fees as a result of the working to raise capital, a decrease in research and development of $18,198 as a result of budget tightening and the shift in focus from planning and engineering for our initial hybrid conversion to the incorporation of our thermal technology into electric motors manufactured by two different companies. Otherwise, professional fees decreased by $173,084 due to new legal representation and the resignation of our auditors whereas general and administrative costs rose by $27,976 as the company began to incur increased administrative cost.

Net Loss

For the three months ended June 30, 2013, we had a net loss of $788,779. For the three months ended June 30, 2012, we incurred a net loss of $1,090,789.

Our basic loss per common share during the three months ended June 30 , 2013 was $0.02 per share. During the three months ended June 30, 2012, we our basic loss per common share was $0.02 per share.

Comparison for the Six Months ended June 30, 2013 and 2012

Revenues

For the six months ended June 30, 2013 and June 30, 2012, we had no revenues.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2013 were $ 1,317,308, consisting of consulting fees ($ 1,022,317 ), professional fees ($86,369), research and development ($89,700), and general and administrative expenses ($118,922) as we worked to raise capital to fund operations and secure the equipment and software necessary to implement the requirements of the memoranda of understanding that had been negotiated with global manufacturers.

This is compared to our operating income for the six months ended June 30, 2012 of $992,191 consisting of a gain due to a director returning shares gifted to a director from a shareholder 2,650,000, consulting fees ($906,079), professional fees ($242,733), research and development ($449,131), and general and administrative expenses ($59,866) as we filed new patents, created proposals and negotiated memoranda of understanding with global manufacturers as well as continued to raise capital to fund operations.

The increase in net operating loss for 2013 is due to an increase in consulting fees of $116,238 as a result of the working to raise capital, a decrease in research and development of $359,431 as a result of budget tightening and the shift in focus from planning and engineering for our initial hybrid conversion to the incorporation of our thermal technology into electric motors manufactured by two different companies. Otherwise, professional fees decreased by $156,364 due to new legal representation and the resignation of our auditors whereas general and administrative costs rose by $ 59,056 as the company began to incur increased administrative cost.

Other income and expenses

Total other income and expenses for the six months ended June 30, 2013 was $19,475, consisting of a gain on debt settlement of legal fees as compared to our other income and expenses for the six months ended June 30, 2012 of 200,754, which consisted mainly of finance expenses incurred as a result of issuing warrants for loans payable.

Net (Income) Loss

For the six month period ended June 30, 2013, we incurred a net loss of $1,297,833. For the six months ended June 30, 2012, we reported net income of $791,437, which represents a decrease of approximately 164% between 2012 and 2013.

Our loss per share during the first half of 2013 was $0.03 per share. During the first half of 2012, we had net income of $0.02 per share.

Liquidity and Capital Resources

Introduction

During the six months ended June 30, 2013, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2013 was $49,136, which came primarily from the issuance of common stock for cash. Our monthly cash flow burn rate is approximately $115,000. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30, 2013 (Unaudited)	December 31, 2012	Change

Cash	$49,136	$194,721	$	(145,585)
Total Current Assets	49,136	568,400		(519,264)
Total Assets	143,943	641,982		(498,039)
Total Current Liabilities	357,619	263,695		(93,924)
Total Liabilities	$357,619	$263,695		$(93,924)

Our cash decreased by $145,585 as of June 30, 2013 as compared to December 31, 2012 due to the purchases of electric motors. Our total current assets, and total assets, decreased by $519,264 and $498,039, respectively, during the same period, partly because of our decrease in cash, but also as a result of amortization of prepaid expenses which were fully amortized as of June 30, 2013.

Our current liabilities increased by $93,924 as of June 30, 2013 as compared to December 31, 2012 primarily because of accounts payable due to related party of $174,979. Our total liabilities increased by the same $93,924 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the six month period ended June 30, 2013 was ($463,160) which consisted of our net loss from operations of $1,297,833, offset by an increase in accounts payable of $ 8,425, an increase in accounts payable from a related party of $122,674, stock issued for services of $373,679, and warrants issued for services of $349,370 and a gain on settlement of debt of ($19,475).

Investments

Our net cash used by investing activities for the six month period ended June 30, 2013 totaled ( $21,225 ) and consisted of an increase in intangible assets of ($21,225).

Financing

Our net cash provided by financing activities for the three month period ended June 30, 2013 was $338,800, which consisted of proceeds from the sales of equity securities to two accredited investors of $350,000, $900 in proceeds from notes payable from a related party, offset by payments on notes payable to a related party of $12,100.

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

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we have engaged a third-party firm to assist us in remedying this material weakness. This third party firm will review our transactions and provide management with guidance on how to properly report and disclose our transactions.

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

On September 18, 2013, the Securities and Exchange Commission served the Company with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear, Robert Olins and all of their respective affiliates. Although the company has not heard anything further concerning the investigation, the Company continues to comply with the subpoena, providing documents in its possession to the SEC on a rolling basis.

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

On January 22, 2014 Spirit Bear’s counsel filed a motion to withdraw from representing Spirit Bear. The Company filed a motion on February 7, 2014 dismissing the lawsuit against the individuals for failure of Spirit Bear to serve notice of process on said individuals. On February 21, 2014, the magistrate granted Spirit Bear until March 24th to obtain new counsel and serve the individuals. [The Company is considering action to vacate such order.]

ITEM 1A          Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2             Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2013, an accredited investor purchased 750,000 shares of restricted common stock valued at $0.23 per share and warrants to purchase 750,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share to an accredited investor in exchange for $250,000 in funding.

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

The Company agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On June 10, 2013, an accredited investor purchased 225,000 shares of restricted common stock valued at $0.44 per share and warrants to purchase 225,000 shares of common stock at a purchase price of sixty six cents ($0.66) per share to an accredited investor in exchange for $100,000 in funding.

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

ITEM 4             Mine Safety Disclosures

Not applicable.

ITEM 5             Other Information

None.

ITEM 6             Exhibits

(a)           Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, Inc.

Dated: March 04, 2014		/s/ Timothy Hassett
	By:	Timothy Hassett
	Its:	Chief Executive Officer

Dated: March 04, 2014		/s/ Quentin Ponder
	By:	Quentin Ponder
	Its:	Chief Financial Officer