Form 10-K
period 2013-12-31
HPEV, INC.
filed 2014-04-02
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-53443

HPEV, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8875 Hidden River Parkway, Suite 300
Tampa, Florida 33637
(Address of principal executive office)

Registrant’s telephone number, including area code: (813) 975-7467

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates based upon the closing price of $0.52 per share of such common stock as of June 30, 2013 was $15,036,549.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 54,884,432 shares of common stock as of March 28, 2014.

TABLE OF CONTENTS

Item No.		Page No.
1	Business	3
1A	Risk Factors	9
1B	Unresolved Staff Comments	18
2	Properties	18
3	Legal Proceedings	18
4	Mine Safety Disclosures	19

PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	20
6	Selected Financial Data	22
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
7A	Quantitative and Qualitative Disclosures About Market Risk	25
8	Financial Statements and Supplementary Data	26
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
9A	Controls and Procedures	62
9B	Other Information	63

PART III

10	Directors, Executive Officers and Corporate Governance	64
11	Executive Compensation	66
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
13	Certain Relationships and Related Transactions, and Director Independence	70
14	Principal Accounting Fees and Services	74

PART IV

15	Exhibits, Financial Statement Schedules	75

	SIGNATURES	78

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to HPEV, Inc., unless the context otherwise indicates.

Forward-Looking Statements

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Corporate History

We were incorporated on July 22, 2002 in the State of Nevada under the name Bibb Corporation. On September 3, 2010, we changed our name to Z3 Enterprises, Inc. (“Z3”) and on April 5, 2012, to HPEV, Inc.

On March 29, 2011, we entered into a share exchange agreement (which was amended on June 14, 2011) with HPEV, Inc., a Delaware corporation (“the Share Exchange Agreement”) to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV, Inc. in consideration for the issuance of 22,000,000 shares of common stock. Upon closing of the share exchange on April 15, 2011, HPEV, Inc. became our wholly owned subsidiary. There was a change of control of our company on April 15, 2011 as a result of the issuance of 21,880,000 shares of our common stock to the original shareholders of HPEV, Inc. pursuant to the terms of the Share Exchange Agreement. An additional 120,000 shares were issued during the fourth quarter of 2011 which completed the issuance of 22,000,000 shares of common stock under the terms of the amended Share Exchange Agreement.

As of March 20, 2014, we have 5 patents and 5 patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as ‘thermal’ or ‘heat dispersion technology’) and a parallel vehicle power platform. The Company intends to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Business Description

We have developed and intend to commercialize dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. The Company currently has two trademarks in the application process: HPEV and TEHPC.

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

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. Our initial target markets include those involved in moving materials and moving people, such as:

●	Motors/Generators,
●	Mobile auxiliary power,
●	Compressors,
●	Turbines (Wind, Micro),
●	Bearings,
●	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
●	Brakes/rotors/calipers,
●	Pumps/fans,
●	Passenger vehicles: auto, bus, train, aircraft,
●	Commercial vehicles: SUV, light truck, tram, bucket truck
●	Military: boats, Humvee, truck, aircraft, and
●	Marine: boats ranging in size from 30 feet to 120 feet and beyond.

Our Technologies

Our technologies are divided into three distinct but complementary categories: heat dispersion technology, mobile electric power and electric load assist.

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

Our patented thermal dispersion technology removes heat via composite heat structures and heat pipe architecture. Heat pipes have been utilized for more than 50 years, but we have a proprietary process and design technology that makes our heat pipes usable in many applications that have previously not been effective. The key is that our heat pipes move heat in ANY direction in a system that requires little or no maintenance and can be applied to almost any motor, generator or industrial product. We believe that this allows for more efficient, smaller, and higher output machines, resulting in cooler motors and a longer operating life.

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

Recent tests by independent laboratories showed a 200% increase in horsepower capability for a dry pit submersible pump and a 25 to 35% increase in power density for a 650 kVA alternator.

On December 6, 2013, ESSCO Pumps and Controls, a member of the Hydraulic Institute, conducted the tests in accordance with standards set forth by the Institute. The tests examined the tolerances of an industrial electric motor in an extreme situation. The tolerances determine the amount of power that can be driven through pumps run by the motor and are a strong predictor of the maintenance and other service downtime the pump will require. The original pump motor is rated to run, without submersion, for up to 15 minutes before the pump’s protective circuits will turn it off to prevent overheating. This heat limitation restricts the output of the motor. The test pump used the same industrial electric motor, except with HPEV thermal dispersion technology incorporated. The result: the test pump ran without submersion for more than two hours at or above full power without reaching critical temperatures that would have caused an automatic shutdown.

On December 13, 2013, Mohler Technology, Inc. of Boonville, Indiana completed tests of an alternator enhanced with HPEV technology. A 650kVA alternator (generator) was run at full load to test its operational limits. The heat produced by generators of that size must be removed or controlled in order for the alternator to operate effectively. Manufacturers’ current best practice is to add either a liquid cooling system or an extra large frame around the motor to provide additional surface area to help dissipate the heat. Both practices increase the cost and complexity of the generators.

The alternator tested used HPEV thermal technology with no other cooling of any kind. The results showed a minimum of 25% improvement in power density over the manufacturer’s rating for the alternator when operating without water cooling. In fact, the alternator achieved power densities comparable to a liquid-cooled or over-framed one.

The tests confirmed our belief that our heat pipe cooling system equals the effectiveness of a more complex water-cooled system. Extrapolating the results, leads us to believe that simple designs incorporating our thermal technology combined with the increase in potential output will result in lower costs to manufacture by reducing the amount of material needed to produce a product with a specific output.

We also believe that products produced with our technologies have the potential to deliver operational savings as well, including savings from:

●	reduced maintenance costs,
●	the standardization of multiple platforms down to a single platform,
●	the standardization of drawings and data around existing platforms,
●	the ability to use standard designs and standard insulation systems versus customization, and
●	the ability to integrate and produce on existing production lines with no retooling and no additional or minimum capital investment.

Our revenue model for the heat dispersion technology is to license the technology in exchange for royalties.

The successful testing also represents a significant advance in our product development agreements with manufacturing partners. We anticipate that we will begin to enter into license agreements upon completion of our initial product development, when the product is ready to be manufactured on the licensee’s regular production line, after all development and testing to industry or governmental standards have been completed. Field tests are at the discretion of each manufacturer.

We also plan to incorporate heat pipes in vehicle components which generate heat such as brake calipers, resistors and rotors. The new brake components should be incorporated in the initial conversion vehicle.

We currently expect to begin to generate revenues from our heat dispersion technology business in the second quarter of 2014.

Mobile Electric Power

The Company has a proprietary gearing system for its ELA which may also be used to power an on-board generator, eliminating the need for some commercial vehicles to tow a mobile generator to a work site. Management believes that there is a need for on-board, continuous generation of up to 200 kilowatts (kW) of power to remote jobsites as well for mobile generation of emergency power in the event of an outage or disaster. We intend to offer an on-board generator installation kit as a stand-alone (Mobile Generator) and as part of a hybrid conversion (Ultimate Work Truck).

Once quality testing and standards certification are completed for the electrical utility industry, we expect to introduce 25kW mobile generators early in the second quarter of 2014 and a 50kW later in 2014.

Our revenue model for the mobile electric power generation is to rely on either direct sales or indirect sales through a network of distributors. We hope to begin to generate revenues from our mobile electric power technology business in the third quarter of 2014.

Electric Load Assist Technology

We have also developed proprietary Electric Load Assist (“ELA”) technology. The technology is the centerpiece of our vehicle retrofit system (separate and apart from our heat pipe technology and heat dispersion product development partnerships), which also relies on the benefits of heat removal by composite heat structures and heat pipe architecture and is protected by patents and patents-pending.

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

We believe our ELA technology is compatible with any manufacturer as well as any power source, including traditional gasoline/diesel engines, compressed natural gas, batteries and fuel cells. We also believe that our technology will have a wide range of marine, aviation, industrial and military applications.

Initially, we plan to implement a simple version of our ELA system technology for on-board mobile auxiliary power which we anticipate will generate revenue from transport companies and other businesses which own and/or manage fleets of Class 2, 3, 4 and 6 or light to medium-duty trucks. Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

We currently expect to begin to generate revenues from our ELA technology business in the second half of 2014.

Competition

Heat Dispersion Technology

Cooling solutions to remove or control heat produced by industrial electric motors, generators and alternators are provided by the manufacturers. Their current best practices are based on technology that’s over 50 years old. They either add a liquid cooling system to the motor or build an extra large frame around the motor to provide additional surface area to help dissipate the heat. Both practices increase the cost and complexity of their products

The Company is not aware of any new alternatives on the market.

Mobile Electric Power

Other companies use a vehicle’s engine to charge on-board batteries which then run the generator when the vehicle is stopped. While this eliminates idling, output tends to be less that 50 kW and lithium-ion batteries typically power the system. The batteries have limited runtimes and a shorter lifespan than acid batteries. In addition, they must be cooled to operate properly. Energy Xtreme, LCC; Crosspoint Solutions, LLC and Bergstrom, Inc. are the leaders in the field.

Two companies dominate belt driven systems: Aura Systems, Inc. and Mobile Electric Power Solutions, Inc. (“MEPS”). Their systems use a vehicle’s engine to power a generator and produce electricity whenever the engine is running. The interface to the vehicle is under the hood via a separate belt system. Both are very efficient, capable of delivering the rated power at or near the engine’s idle revolutions per minute (“RPM”). According to Aura Systems’ 2013 annual report filed on Form 10-K, the Aura Systems system is over 80% efficient at the low RPM range and is approximately 75% efficient at the very high RPM range.. Aura Systems offers an axial-plus style motor and control that outputs up to approximately 16 kW. MEPS uses the alternator to power a belt-driven system that provides up to 15 kW. Both provide clean power to operate sophisticated electronic equipment. MEPS delivers alternating current (“AC”) power whereas Aura Systems proves both AC and _direct current (“DC”).

A variety of engine or transmission-based electrical power take off systems also provide exportable power. They tend to output small amounts like 7 kW of 110/220 volt power.

Management believes that the Company can compete in the mobile electric power market because there is a need for on-board, generators as opposed to trailer-mounted generators towed behind a vehicle. In comparison to the purchase price of new Doosan towable generator, we believe we can provide up to 200 kilowatts (“kW”) of auxiliary mobile power to any location for less than half the production cost of a towable, trailer-mounted generator, which may weigh over 5,000 pounds. We intend to deliver the same power at under 1,000 pounds.

We believe our competition in the mobile generator market will be from well-established companies such as Cummins, Caterpillar, Doosan, WackerNeuson, Multi Quip and Generac. All of them offer towable, trailer-mounted generators. Only Cummins Onan offers an onboard generator and it’s specifically engineered for mobile emergency vehicle use.

Vehicle companies are also working to provide customers and partners with exportable power in conjunction with the development of hybrid vehicles. According to a January 2013 press release from VIA Motors, Inc., the company worked with Pacific Gas and Electric Company, the leading subsidiary of PG&E Corporation, to convert two GM trucks into plug-in hybrids that export 15 kW of power for about $400,000 and is now working to boost that to 50 kW. VIA Motors plans to produce them commercially with prices in the $70,000 range according to a January 2012 article in Forbes.com.

Electric Load Assist Technology

While the new hybrid electric vehicle industry is intensely competitive and features several multi-national companies such as Ford, GM, Toyota, Volvo and Honda, we believe that the market for hybrid conversions is in its infancy. There are a number of small companies, such as EVDrive, Inc, and Verde Sustainable Energy, Inc., selling do-it-yourself conversion kits for individual vehicles, XL Hybrids, Inc. offers hybrid conversions through aftermarket installers for specific van, delivery and shuttle vehicles, EV Power Systems, Inc. is involved in conversions for fleet vehicles, AMP Holding Inc., is a manufacturer of AMP Electric Vehicles, Wrightspeed Inc. offers replacement electric drive trains for high fuel consumption vehicles and VIA Motors, Inc. is offering conversions of a GM pick-up, van and SUV. Echo Automotive, Inc., a company with a similar business plan, offers a technology based on a series platform. XL Hybrids The technology features a bolt-on retrofit kit that attaches to the drive train and adds lithium ion batteries and a controller. To our knowledge, no other company is involved in developing and commercializing ELA technology in a parallel platform or an aftermarket commercial platform.

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

To a limited extent, we will compete against new hybrid vehicles if a fleet owner has a vehicle that is near the end of its useful life elects to purchase a new hybrid vehicle rather than upgrade with a conversion to a plug-in hybrid. However, it may still be cost effective for the fleet owner to purchase a new vehicle and then add a conversion depending on the added cost for a new hybrid versus the conversion cost.

Some of our competitors and potential competitors may have greater resources than we do and may be able to respond more quickly and efficiently to changes in the marketplace whether as a result technological, economic or customer requirements or preferences.

Some of our potential competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal. That enhances their ability to obtain top engineering talent as well as sales representatives with strong industry ties. Plus, their greater market clout could effectively overwhelm our promotional and marketing efforts.

Equipment

As a Company that intends to commercialize or license its proprietary technology for others to install, manufacture and/or distribute, its equipment needs are project specific and temporary. We do not intend to purchase any production equipment to implement our business operations, but instead we will rent, lease or outsource as needed.

Manufacturing

We do not plan manufacture in-house. The Company plans to outsource manufacture of its on-board mobile auxiliary power kit. For our thermal technologies, the Company plans to rely on product development agreements with manufacturers who will then pay a license or royalty per unit. The agreements delineate the respective intellectual property owned by both companies, describe the goal of the testing to verify the savings and value to a particular company, the equipment to be modified, the criteria that constitute successful testing, how and where the tests will be conducted and the next steps to be taken in the event of successful testing. For plug-in, hybrid conversions, the Company plans to use off-the-shelf and made-to-order equipment combined with proprietary software owned by the Company and created specifically for use on our parallel platform. To that end, the Company has sourced and priced electric motors, generators and other components as well as software programming. Installations will be performed by licensees of our ELA technology, but we currently have no license agreements.

Suppliers

Our primary supplier for mobile power will be Inverom Corporation. They will supply the software to integrate the vehicle’s controls with our mobile generators. For castings, the initial supplier will be GearTech Heavy Duty, LLC. Production level quantities will be handled by Morse, a brand manufactured by Emerson Industrial Automation, a division of Emerson Electric Company. The generators will be supplied by Emerson Electric Company with a backup of General Electric Company. The balance of the components will be obtained from a number of other suppliers.

For the thermal technology applications in electric motors, Thermacore, Inc. will supply the heat pipes and mechanical structure which combine to make the heat exchangers. HPEV has an agreement with Thermacore to combine HPEV technology with Thermacore technology in the creation of heat exchangers.

For dry pit submersibles, the wound stator and the rotor-shaft will be purchased from Nidec Motor Corporation or General Electric Company. The castings will be purchased from the Quality Castings Company, located in Orville, Ohio. These components will then be assembled and tested by Consulting Point, Inc. located in Brownesville, Texas.

Intellectual Property

Our success depends in part on our ability to protect our technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights. Currently, we have no licenses or contractual rights in place to protect our technology and intellectual property.

As of March 28, 2014, we own five patents and have five patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications and a parallel vehicle platform.

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may also rely on certain proprietary technologies and know-how that are not patentable.

We strive to protect such proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and contractors. The Company has a policy of not disclosing its patent applications in order to protect the underlying technology.

The following table sets forth the patents we own or license which we believe support our technology.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
8,283,818 B2	US	February 4, 2010	October 9, 2012	October 9, 2032	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	March 13, 2032	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	April 3, 2032	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	June 12, 2032	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	August 4, 2029	Electric Motor with Heat Pipes

Government and Industry Regulation

We intend to conduct business worldwide, and therefore, we must comply with local, state, federal, and international regulations, both in operations and for our products.

As a company, we do not plan to manufacture any of our products. Therefore, the government regulations we will be subject to will be limited to storage and involve rotating the shafts of electric motors on a regular basis.

Applicable laws and regulations include those governing, among other things noise and employee safety, as well as the handling, storage and transportation of materials and products. In addition, some of our products are subject to various laws and regulations relating to, among other things, emissions and fuel requirements.

Accordingly, we may be required, or may voluntarily determine to obtain approval of our products from one or more of the organizations engaged in regulating product or environmental safety. These approvals could require significant time and resources from our technical staff and, if redesign were necessary, could result in a delay in the introduction of our products in various markets and applications.

Although we believe that our operations and products are in material compliance with current applicable regulations noted within this section, can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. New regulations could also require our licensees to redesign their products which could cause us to redesign our technologies which, consequently, could affect market growth for our products.

As our thermal technologies are incorporated in existing motors, generators and other manufactured products that are already subject to regulation. The regulatory burden will fall on the original equipment manufacturers that license our technology.

In addition to an existing generator incorporating HPEV thermal technology, the stand-alone version of our auxiliary mobile power system will include a specialized gearing package which connects the drive train to a generator that will be added on-board. We believe that the vehicle and drive train will operate normally in accordance with manufacturer’s specifications and that no regulations will be violated or exceeded as well. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

The most significant regulatory burden the Company will face will be upon our hybrid conversion systems. All hybrid conversions must comply with Environmental Protection Agency emission standards.

Any change to the original configuration of an EPA certified vehicle, including alternative fuel conversion, may be a potential violation of the Clean Air Act prohibition against tampering. Exemption from the tampering prohibition may be available by demonstrating that emission controls in a converted vehicle will continue to function properly and that pollution will not increase as a result of conversion.

Our products have been designed to comply with EPA emission standards and we believe they will comply with future requirements including the new fuel efficiency and greenhouse gas emission standards set to take effect in 2016.

The Department of Transportation, National Highway Traffic Safety Administration (NHTSA) is charged with writing and enforcing safety and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle's chassis or their voltage is below specified levels considered safe from electric shock hazards. Our products will be designed to meet or exceed these requirements.

The Company intends to add an electric load assist on a parallel platform to motor vehicles. No original vehicle parts will be significantly modified in the conversion process. There will be some additional parts (motor, drive, battery and sensors and controls) added, but these parts will not change how the vehicle operates in any way. Although we will be adding power directly to the rear wheels, the rest of the drive train will operate according to the manufacturer’s specifications. Therefore, we believe that the original warranty will remain in effect and we do not believe that the conversion will violate the Magnuson-Moss Act.

The Magnuson-Moss Warranty Act is a federal law that protects consumers by barring a vehicle manufacturer from voiding the warranty on a vehicle due to an aftermarket part unless the manufacturer can prove that the aftermarket part caused or contributed to the failure in the vehicle.

All of our other components (motor, drive, batteries, controller/sensors) will be warranted by their respective manufacturers.

In addition, the total weight of the additional components should remain within the vehicle’s gross vehicle weight rating As a result, we believe that our conversions will be incompliance with federal and state transportation regulations.

While we do not create and market our products around government subsidies and tax incentives, there are many state and federal subsidies which our products would be eligible for. For example, in Colorado, consumers can qualify for up to $7,600 in tax credits for plug-in hybrid electric vehicle (“PHEV”) conversions. There are a number of other states that offer a variety of incentives for such conversions.

If we fulfill all elements of our business plan, we will have to prepare for, understand and ultimately meet emerging product environmental regulations around the world. Our products will have to comply with the current emission standards that went into effect in the European Union last year as well as the standards in other international markets, including Japan, Mexico, Australia, Brazil, Russia, India and China that are becoming more stringent.

Our ability to comply and to help licensees comply with these and future fuel standards is an essential element in establishing a leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Our failure to comply with these standards could result in adverse effects on our future financial results.

Other Environmental Statutes and Regulations

We believe we are in compliance in all material respects with laws and regulations applicable to operations.

Employees

As of March 28, 2014, we had four full time employees and no part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During fiscal 2012 and 2013, we incurred research and development costs of $242,717 and $480,160, respectively. Such costs were not borne directly by customers.

Item 1A: Risk Factors.

An investment in the Company’s common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Annual Report, including our financial statements and related notes before deciding to invest in our Company. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We have no operating history with respect to converting internal combustion motor vehicles into plug-in hybrid electric vehicles by utilizing electric load assist on a parallel platform, commercializing our heat pipe technology and licensing it to motor and generator manufacturers or selling mobile generators or translating our thermal technology from testing and one-off applications into mass market production. Consequently, it is difficult to predict our future revenues, if any, and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business.

We have only recently begun the final commercialization of our complete system in preparation for our initial conversion of a vehicle. Completion of the initial commercialization of the hybrid conversion system is dependent upon the availability of sufficient funds, final engineering, component procurement, and build out and testing. This limits our ability to accurately forecast the cost of the conversions or to determine a precise date on which the commercial platform for vehicle conversions will be released. In addition, we may also need to do extensive testing to ensure that the conversions are in compliance with applicable National Highway Traffic Safety Administration safety regulations and EPA regulations prior to full distribution to our licensees. If the markets for hybrid electric conversions and/or electric motors enhanced with thermal technology and/or mobile generators do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

We were incorporated in 2002 and in March 2011, we began commercialization of our technologies and research and development activities. We incurred losses since inception of $8,962,110. We recorded a net loss of $3,141,538 as of December 31, 2013 and a net loss of $696,357 as of December 31, 2012. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop and commercialize our technologies and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition and results of operations will be adversely affected.

As reflected in the accompanying financial statements for the year ended December 31, 2013, the Company has no stable source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. We cannot predict when, if ever, we will be successful in raising additional capital and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs.

If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to implement our business strategy and develop and commercialize our products. We anticipate that we will require a minimum of $2.1 million to fund our planned activities for the next twelve months for working capital. We may issue additional equity securities to raise needed capital. We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. Any additional equity financing may involve substantial dilution to our then existing stockholders. The inability to raise the additional capital will restrict our ability to develop and conduct business operations.

The pending litigation with Spirit Bear Limited (“Spirit Bear”) may divert our management’s time and Company resources.

The pending litigation with Spirit Bear results in diverting our management’s time and Company resources. On August 27, 2013, the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, and the two other former directors and Spirit Bear Board appointees, Carrie Dwyer and Donica Holt, seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and that the defendants are bound by the Settlement Agreement, dated April 12, 2013. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating the lawsuit.. This litigation continues to divert Company resources from effectuating its business plan, including but not limited to utilizing capital in pursuing the litigation and defending the claims made by the defendants.

The market for plug-in hybrid electric vehicle conversions is relatively new.

The hybrid electric vehicle conversion market is rapidly evolving, characterized by rapidly changing technologies, evolving government regulation and changing consumer demands and behaviors. Factors that may influence the conversion to plug-in electric vehicles include: decreases in the price of oil, gasoline and diesel fuel may slow the growth of our business and negatively impact our financial results.

Prices for oil, gasoline and diesel fuel can be very volatile. We believe that increases in the price of fuels will raise interest in plug-in hybrid conversions and decreases in the price of fuels will likely reduce interest in conversions, which reduced interest could slow the growth of our business.

Our growth depends in part on environmental regulations and programs mandating the use of vehicles that get better gas mileage and generate fewer emissions. Modification or repeal of these regulations may adversely impact our business.

Enabling commercial customers to meet environmental regulations and programs in the United States that promote or mandate the use of vehicles that get better gas mileage and generate fewer emissions is an integral part of our business plan. For example, the Ports of Los Angeles and Long Beach have adopted the San Pedro Bay Ports Clean Air Action Plan, which outlines a Clean Trucks Program that calls for the replacement of 16,000 drayage trucks with trucks that meet certain clean truck standards.

Industry participants with a vested interest in gasoline and diesel invest significant time and money in efforts to influence environmental regulations in ways that may delay or repeal requirements for cleaner vehicle emissions. For example, the American Trucking Association has filed suit to challenge specific concession requirements in the Clean Trucks Program, which may delay the program’s implementation. Parts of the program requirements were struck down by the Supreme Court in June 2013. Other parts were sent back to a lower court for further consideration.

Furthermore, the recent economic recession may result in the delay, amendment or waiver of environmental regulations due to the perception that they impose increased costs on the transportation industry or the general public that cannot be absorbed in a shrinking economy. The delay, repeal or modification of federal or state regulations or programs that encourage the use of more efficient and/or cleaner vehicles could slow our growth and adversely affect our business.

If we are unable to keep up with rapid technological changes in our field, we will be unable to operate profitably.

Our industry is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

Many of our potential competitors are better established and have significantly greater resources which may make it difficult for us to compete in the markets in which we intend to sell our products.

The market for the products we develop is highly competitive. Many of our potential competitors are well established with larger and better resources, longer relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Increased competition may result in price reductions, reduced gross margins, loss of market share and loss of licensees, any of which could materially and adversely affect our business, operating results and financial condition. We cannot ensure that prospective competitors will not adopt technologies or business plans similar to ours, or develop products which may be superior to ours or which may prove to be more popular. It is possible that new competitors will emerge and rapidly acquire market share. We cannot ensure that we will be able to compete successfully against future competitors or that the competitive pressures will not materially and adversely affect our business, operating results and financial condition.

Some aspects of our business will depend in part on the availability of federal, state and local rebates and tax credits for hybrid electric vehicles. A reduction in these incentives would increase the cost of conversions for our customers and could significantly reduce our revenue.

We believe that hybrid conversions for the general public will depend in part on tax credits, rebates and similar federal, state and local government incentives that promote hybrid electric vehicles. Any reduction, elimination or discriminatory application of federal, state and local government incentives and other economic subsidies or tax credits because of policy changes, the reduced need for such subsidies or incentives due to the perceived success of the hybrid conversions, fiscal tightening or other reasons could have a material adverse effect on our business, financial condition, and operating results.

We may experience significant delays in the design and implementation of our thermal technology into the motors and/or generators of the companies with which we have research and development agreements which could harm our business and prospects.

Motor manufacturers often experience delays in the design, manufacture and commercial release of new product lines. Any delay in the financing, design, and implementation of our thermal technology into the motor and/or generator lines of companies with which we may have research and development agreements could materially damage our brand, business, prospects, financial condition and operating results.

If we are unable to adequately control the costs associated with operating our business, including our costs of sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, marketing, selling and distributing our conversion system and thermal technologies relative to their selling prices, our operating results, gross margins, business and prospects could be adversely impacted. We have made, and will be required to continue to make, significant investments for the design and sales of our system and technologies. There can be no assurances that our costs of producing and delivering our system and technologies will be less than the revenue, if any, we may generate from sales and/or licensing. We may be required to incur substantial marketing costs and expenses to promote our systems and technologies, even though our marketing expenses to date have been relatively limited. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our components could increase due to shortages if global demand for such components increase. If hybrid conversions exceed current expectations without significant expansion in battery production capacity and advancements in battery technology, shortages could occur which would result in increased costs to us.

We will be dependent on our suppliers, some of which are single or limited source suppliers and the inability or refusal of these suppliers to deliver components at prices and volumes acceptable to us would have an adverse effect on our business.

We are currently evaluating and selecting suppliers for our conversion system. We hope to source globally from a number of suppliers, some of whom may be single source suppliers for these components. While we hope to obtain components from multiple sources whenever possible, it may not always be possible to avoid purchasing from a single source. To date, we have not qualified alternative sources for any of our single-sourced components. We may be unable to establish alternate supply relationships and obtain or engineer replacements for our single source components, in the short term or at all, or at prices favorable to us. Qualifying alternate suppliers or developing our own replacements for certain highly customized components may be time consuming and costly.

Failure to obtain reliable sources of component supply that will enable us to meet quality, price, engineering, design and production standards, as well as the production volumes required to successfully market our conversion system could negatively affect our Company’s revenues and business operations. Even if we are successful in developing a high volume conversion platform and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns.

If we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, or that a supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays to our customers, which could hurt our relationships with our customers, result in negative publicity, damage our brand and adversely affect our business, prospects and operating results.

Any significant disruption in our supplier relationships, particularly relationships with sole source suppliers, could harm our business. Furthermore, some of our suppliers may not be able to handle any commodity cost volatility and/or sharply changing volumes while still performing as we expect. To the extent our suppliers experience supply disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

The use of plug-in hybrid electric vehicles, mobile generators or incorporation of our heat pipe technology in vehicle components or electric motors and generators may not become sufficiently accepted for us to develop our business.

 In order to develop our business, we must license fleet, dealer and service center and manufacturing customers. We cannot guarantee that we will be able to develop these customers or that they will enter into license agreements with us. Whether we will be able to develop a customer base will depend on a number of factors, including the level of acceptance of plug-in hybrid electric vehicles and/or mobile generation by fleet owners and the general public or the desire by vehicle parts or electric motor manufacturers to enhance their products with our heat pipe technology. If we are unable to develop a customer base we will be unable to develop and grow our business.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline or diesel engines or in heat reduction or heat transfer technology, demand for hybrid electric conversions and our other products may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are or are perceived to be cleaner and more cost-effective than our traditional fuel/electric combination have the potential to slow adoption of plug-in hybrid electric vehicles. Hydrogen, compressed natural gas and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to our gasoline or diesel and electric combination. Any significant improvements in the fuel economy or efficiency of the internal combustion engine may slow conversions to plug-in hybrid vehicles and, consequently, would have a detrimental effect on our business and operations. While we are currently unaware of innovations in or introductions of new heat reduction or heat transfer technologies or mobile generation, competitors or others may introduce new technology that offers better or equivalent results at a lower price at any time which would have a detrimental effect on our business and operations.

Our research and commercialization efforts may not be sufficient to adapt to changes in electric vehicle technology.

As technologies change, we plan to upgrade or adapt our conversion system in order to continue to provide vehicles with the latest technology. However, our conversions may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our conversion system. Since we do not plan to manufacture battery cells, we are dependent on suppliers of battery cell technology for our battery packs. Any failure to keep up with advances in electric or internal combustion vehicle technology would result in a decline in our competitive position which would adversely affect our business, prospects, operating results and financial condition.

A prolonged economic downturn or economic uncertainty could adversely affect our business and cause us to require additional sources of financing, which may not be available.

Economic cycles and any related fluctuation in the businesses of our potential fleet customers, electric motor manufacturers or income of the general public may have a material adverse effect on our financial condition, results of operations or cash flows. If global economic conditions deteriorate or economic uncertainty increases, our potential customers may experience lowered incomes or deterioration of their businesses, which may result in the delay or cancellation of plans to convert their vehicles, reduced license sales or reduced royalties from sales by licensees. As a consequence, our cash flow could be adversely impacted.

Any changes in business credit availability or cost of borrowing could adversely affect our business.

Declines in the availability of business credit and increases in corporate borrowing costs could negatively impact the number of conversions performed, mobile generators installed and the number of electric motors and generators manufactured. Substantial declines in the number of conversions by our customers could have a material adverse effect on our business, results of operations and financial condition.

In addition, the disruption in the capital markets that began in 2008 has reduced the availability of debt financing to support the conversion of existing vehicles into plug-in hybrids. If our potential customers are unable to access credit to convert their vehicles, it would impair our ability to grow our business.

If we lose any of our key management personnel, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends in large part upon the leadership and performance of our management and consultants. The Company’s operations and business strategy are dependent upon the knowledge and business contacts of our executive officers and our consultants. We have employment agreements with our Chief Executive Officer, President and Chief Technical Officer and a consulting agreement for the services of Quentin Ponder, our Chief Financial Officer. Although, we hope to retain the services of all of our officers, if an officer should choose to leave us for any reason before we have hired additional personnel, our operations may suffer. If we should lose their services before we are able to engage and retain qualified employees and consultants to execute our business plan, we may not be able to continue to develop our business as quickly or efficiently.

In addition, we must be able to attract, train, motivate and retain highly skilled and experienced technical employees in order to successfully develop our business. Qualified technical employees often are in great demand and may be unavailable in the time frame required to satisfy our business requirements. We may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel at competitive rates of compensation could impair our ability to successfully grow our business. If we lose the services of any of our consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business.

We may incur material losses and costs as a result of product defects, warranty claims or product liability actions that may be brought against us.

We face an inherent business risk of exposure to product liability in the event that our hybrid conversions or other products fail to perform as expected or failure of our products results in bodily injury or property damage.

If flaws in the design of our products were to occur, we could experience a rate of failure in our hybrid conversions or other products that could result in significant charges for product re-work or replacement costs. Although we plan to engage in extensive quality programs and processes, these may not be sufficient to avoid conversion or product failures, which could cause us to:

●	lose net revenue;
●	incur increased costs such as costs associated with customer support;
●	experience delays, cancellations or rescheduling of conversions or orders for our products;
●	experience increased product returns or discounts; or
●	damage our reputation;

all of which could negatively affect our financial condition and results of operations.

If any of our hybrid conversions or other products are or are alleged to be defective, we may be required to participate in a recall involving such conversions or products. A recall claim brought against us, or a product liability claim brought against us in excess of our insurance, may have a material adverse effect on our business.

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

Our products could infringe on the intellectual property rights of others which may result in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling or licensing our products.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our products or technology infringe a third party’s proprietary rights. Further, we may be prohibited from selling or providing products before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

We may incur losses, additional costs or even interruption of business operations as a result of fines or sanctions brought by government regulators.

Our business will be subject to various U.S. federal, state and local, and non-U.S. environmental, transportation and safety laws and regulations, such as requirements for aftermarket fuel conversion certification by the EPA or separate requirements for aftermarket fuel conversion certification by California and other states.

We cannot assure you that we will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or certifications, we could be fined or otherwise sanctioned by regulators.

We may face risks from doing business internationally.

If we are successfully in commercializing our products, we may license, sell or distribute products outside the United States, and derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in United States dollars, but a significant portion of our revenues may be earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have an adverse effect on our business, results of operations and financial condition.

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

Any of the foregoing could have an adverse effect on our business, financial condition and results of operations.

We are subject to extensive financial reporting and related requirements for which our accounting and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources.

Management has determined that there are material weaknesses in our internal controls over financial reporting. This resulted from our relatively small number of personnel and the limited funding. However, in 2013 the funding improved dramatically which allowed us to implement changes that have significantly improved our internal controls. We have contracted with an external Certified Fraud Accountant to handle the entries into our computerized accounting system and to handle the bank accounts and reconciliations. Payroll will be handled by our financial institution. We have also entered into an agreement with the accounting outsourcing department of DeJoya Griffith, LLC, our former auditors, to review the preparation of the financials to insure they meet the requirements of GAAP and all regulations/and or security laws, prior to submitting the financial to the audit firm of Anton & Chia.

Management believes these changes will result in adequate internal controls for the company in its present size. With growth there will be continuing evaluation as to whether these controls are adequate, and where necessary, we will upgrade the existing system and add the required personnel, including an internal audit function.

If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

We may be at risk to accurately report financial results or detect fraud if we fail to maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report that contains an assessment by management on the Company’s internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

RISKS ASSOCIATED WITH OUR COMMON STOCK AND COMPANY

The issuance of shares upon conversion of the preferred shares and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.

There are currently 199 shares of our Series A Convertible Preferred Stock (the “Preferred Stock”) convertible into an aggregate of 9,950,000 shares of common stock and warrants to purchase an aggregate of 23,158,109 shares of common stock outstanding. The issuance of shares upon conversion of preferred shares and exercise of warrants, will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion. In addition, the Company is required to reserve out of its authorized and unissued shares of common stock, 12,000,000 shares for the purpose of effecting purchases under its purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). If the Company does not amend its Articles of Incorporation to increase the number of its authorized shares of common stock, it may not have sufficient shares to issue and will be in breach of the terms of its purchase agreement with Lincoln Park.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

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

There is a very limited trading market for our securities.

There is currently only a limited trading market for our common stock. We cannot predict the extent investor interest will lead to development of an active trading market or how liquid that trading market might become. If an active trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive or at all. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the Amex Equities Exchanges and NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASAQ. Because we will not be seeking to be listed on any of the exchanges, we are not presently required to comply with many of the corporate governance provisions.

Because our directors are not independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Our Articles of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to such holders (i) the preferred right to our assets upon liquidation, (ii) the right to receive dividend payments before dividends are distributed to the holders of common stock and (iii) the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of the actions described in the preceding paragraph could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors control approximately 28% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders’ best interest but which might negatively affect the market price of our common stock.

We are in breach of our agreements with certain investors for failure to timely file a registration statement with the SEC registering shares offered and sold to such investors.

In connection with the offer and sale of an aggregate of 5,517,160 shares and warrants to purchase an aggregate of 5,771,137 shares of common stock, the Company agreed to file a registration statement with the SEC including these shares once the Company sold an aggregate of $1 million shares. The Company sold $1 million shares in July 2013 and as not filed the required registration statement on Form S-1 with the SEC and accordingly is in breach of the agreement. In addition, our placement agents also have “piggyback” registration rights for shares underlying warrants issued to them. If an investor or placement agent decides to bring an action against the Company we may be faced with litigation and other costs and damages if unsuccessful in any such action.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company rents a virtual office which it uses as its corporate headquarters for a monthly rent of $300. The office is located at 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637. We believe that currently this space is adequate.

Item 3. Legal Proceedings.

On September 18, 2013, separate and distinct from the Lawsuit discussed below, the Securities and Exchange Commission served the Company with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear, Robert Olins and all of their respective affiliates. Although the company has not heard anything further concerning the investigation, the Company continues to comply with the subpoena, providing documents in its possession to the SEC on a rolling basis.

On August 16, 2013, the Company received a Demand for Documents and Demand to Cease and Assist from Nevada counsel representing Spirit Bear and Jay Palmer, a former director and one of the three directors of the Company who was appointed by Spirit Bear. Such notice required the Company to provide Mr. Palmer all books and records regarding all equity or debt issued by the Company since January 1, 2013 and an accounting of all compensation disbursed to Company executive officers since such date. Spirit Bear contends that management of the Company issued equity or debt without authority, and established compensation levels for the Company’s officers and paid salaries to its officers in violation of its agreements with Spirit Bear and the Company’s public filings.

On August 27, 2013, the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, and the two other former directors and Spirit Bear Board appointees, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and that the defendants are bound by the Settlement Agreement, dated April 12, 2013. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating the Lawsuit. On October 9, 2013, the Company filed a First Amended Complaint which dismissed, without prejudice, Mr. Palmer,Mrs. Dwyer and Holt from the Lawsuit. On October 28, 2013, Spirit Bear responded to the Company's First Amended Complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV (“Third Party Lawsuit”) against Timothy Hassett, Theodore Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec (“Third Party Defendants”).

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

On September 16, 2013, Jay Palmer brought an emergency petition for a writ ordering the Company to allow him to inspect the books and records of the Company. On October 1, 2013 the court granted Mr. Palmer the right to inspect the books and records regarding (a) all equity or debt issued by Company management since January 1, 2013 and (b) all compensation disbursed to the Company's executive officers since January 1, 2013, with an accounting of disbursements. On October 16, 2013, the Company received a letter from counsel to Spirit Bear identifying twenty five (25) categories of documents to be produced for Mr. Palmer’s review. Company’s counsel responded to this letter on November 8, 2013, and has yet to hear any response in connection with Mr. Palmer’s emergency petition and no inspection of books and records has occurred or is currently scheduled.

On October 15, 2013, the Company filed an Emergency Motion for Partial Summary Judgment on its claim for Declaratory Relief in the Lawsuit in an effort to streamline the litigation as delay could have a negative impact on the business, including meeting contractual milestones by December 14, 2013. In the motion, the Company sought a declaration that the resolutions are valid, the Company’s capital raises are authorized and the settlement agreement signed with Spirit Bear on April 14, 2013 is valid and enforceable. Spirit Bear opposed the Company’s motion for Partial Summary Judgment. Among other things, Defendant Spirit Bear objected to the Company's designation of its Motion as a purported “emergency” because it improperly denied Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims. The Motion has been fully briefed and is pending a decision from the Court.

On January 22, 2014 Spirit Bear’s counsel filed a motion to withdraw from representing Spirit Bear in the Lawsuit and Third Party Lawsuit. That Motion was granted on February 11, 2014. Spirit Bear was granted fourteen days to retain new counsel. That deadline was later extended by the Court. On March 13, 2014, new counsel for Spirit Bear filed a Notice of Appearance with the Court.

Also, on February 7, 2014, the Clerk of the Court filed a Notice that Spirit Bear’s Third Party Lawsuit would be dismissed on March 9, 2014 unless Spirit Bear filed Proof of Service of their Summons and Complaint upon Third Party Defendants by that date. Spirit Bear’s time for service was later extended to March 24, 2014. The Company believes that service of all the Third Party Defendants except Theodore Banzhaf occurred prior to March 24, 2014 and Spirit Bear has sought additional time to serve Mr. Banzhaf.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from July 30, 2009 to March 26, 2010 under the symbol BIBB. Prior to September 2010, there was no active market for our common stock. Our common stock is currently quoted on the OTCQB under the trading symbol WARM.

The following table sets forth the high and low sales prices as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2012	$1.15	$0.33
June 30, 2012	$1.50	$0.35
September 30, 2012	$0.45	$0.20
December 31, 2012	$0.35	$0.17
March 31, 2013	$0.97	$0.84
June 30, 2013	$0.52	$0.52
September 30, 2013	$0.42	$0.35
December 31, 2013	$0.50	$0.46

The last reported sales price of our common stock on the OTCQB on March 28, 2014, was $1.45.

As of March 28, 2014, there were approximately 167 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	0		0	0
Equity compensation plans not approved by security holders	5,000,000	(1)	$5.5	0

(1)
Represents five options to purchase 1,000,000 shares each at such time as our common stock trades at $2.00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days or upon a change of control of the Company, while Mr. Banzhaf serves as President and for one year following Mr. Banzhaf’s termination without cause. Exercise prices of these options will be equal to the closing price of the Company’s stock on the date of vesting.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the SEC rules, the following information sets forth all unregistered equity securities sold by the Company during 2013, the period covered by this Annual Report, which have not been previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K and does not include below unregistered securities sold after December 31, 2013.

On October 5, 2013, we issued Spirit Bear a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.35 per share as a penalty for not maintaining the effectiveness of the registration statement covering the preferred stock and warrants owned by Spirit Bear. The warrant expires on the earlier of the date that is the fourth anniversary of the issue date or the date that is four months after the second anniversary of the date a post-effective amendment to the registration statement of the Company covering the preferred stock held by Spirit Bear is declared to be effective by the SEC.

On October 10, 2013, an accredited investor purchased 222,222 shares of common stock and warrants to purchase an aggregate of 333,333 shares of common stock at an exercise price of $0.52 until April 16, 2016, in a private offering for $100,000

On December 17, 2013, accredited investors purchased an aggregate of 533,334 shares of common stock and warrants to purchase an aggregate of 533,334 shares of common stock at an exercise price of $0.56 until June 18, 2016, in a private offering for an aggregate of $160,000.

On December 18, 2013, an accredited investor purchased 125,000 shares of common stock and warrants to purchase 168,750 shares of common stock at an exercise price of $0.66 per share until June 18, 2016 in a private offering for $50,000.

On December 20, 2013, the Company issued a 30-month warrant to purchase 200,000 shares of common stock at an exercise price of $0.51 per share to Andrew Kyzyk as an inducement to join the Company’s Board of Advisors. Mr. Kyzyk resigned from the Advisory Board on February 28, 2014 and the warrant was cancelled.

On December 27, 2013, an accredited investor purchased 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock at an exercise price of $0.66 per share until June 26, 2016 in a private offering for $50,000.

All of the warrants purchased in the above private offerings may be exercised on a cashless basis. Also with respect to the private offerings above, the Company agreed that all sales made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 registration statement would be included in the registration statement.

On December 18, 2013, the Company granted Monarch Bay warrants to purchase an aggregate of 42,667 shares of common stock at an exercise price of $0.56 per share until June 18, 2016, as a commission for acting as a placement agent for the Company’s private placement offerings. The warrants may be exercised on a cashless basis.

On December 31, 2013, the Company issued a 30-month warrant to purchase an aggregate of 200,000 shares of common stock at an exercise price of $0.50 per share to Richard Schul as an inducement to join and remain on the Company’s Board of Advisors for a period of at least 12 months.

Other than the issuances to Monarch Bay described above, none of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

Because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Plan of Operation

We have not generated any revenues to date. We currently expect to begin to generate revenues in the second quarter of 2014 and anticipate that we will be cash flow positive in the first quarter of 2015.

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

Notwithstanding the going concern opinion of our independent public auditors, as of the filing date of this report management believes that it has adequate funding to ensure completion of the initial phases of its business plan, which is to license its thermal technologies and applications; to license or sell a mobile electric power system powered by the Company’s proprietary gearing system; and to license it submersible motor dry pit technologies and/or to bring to market its technologies and applications through key distribution partners. The Company believes that it has sufficient funds for its planned operations in the next 12 months, including without limitation, funding the litigation it commenced against Spirit Bear Limited.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the period from March 24, 2011 (Inception) to December 31, 2013 and the years ended December 31, 2012 and 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern, we must effectively use the funds we now have to  begin to generate revenue from our three product lines, so that we can fund our operations from our sales and licensing.  If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations

Fiscal Year Ended December 31, 2013 compared to December 31 2012

Revenues

We generated no revenues for the fiscal years ended December 31, 2013 and December 31, 2012.

Expenses

Operating expenses for the fiscal year ended December 31, 2013 were $2,979,152 as compared to operating expenses of $52,311 for the fiscal year ended December 31, 2012.

Operating expenses for the fiscal year ended December 31, 2013 consisted primarily of professional fees of $491,643, consulting fees of $1,576,388 and research and development of $486,160 and general and administrative expenses of $395,476, as compared to professional fees of $447,139, consulting fees of $1,902,392 and research and development of $242,717 and general and administrative expenses of $110,063 in the year ending December 31, 2012.  The increase in operating expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was mainly due to increased net equity based compensation to consultants and general and administrative expenses incurred as result of increased activity to further develop the Company's technologies.  The Company incurred $948,070 in equity based compensation expense to consultants in the year ended December 31, 2012 as compared to a net equity compensation to consultants and shareholders of $(1,022,090) for the year ended December 31, 2013.

 Net Loss

For the fiscal year ended December 31, 2013, the Company incurred a net loss of $3,141,538 as compared to a net loss of $696,357 for the fiscal year ended December 31, 2012 the difference was mainly a result of the reversal of $2,650,000 of director compensation to Judson Bibb which was paid from shares contributed by PPEG in the year ended December 31, 2011.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements primarily through the public sale and private placement of equity securities and debt financing. At December 31, 2013, we had cash and cash on hand of approximately $477,549.

As a result of the execution of the agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) executed on February 19, 2014, the Company has the right to sell to Lincoln Park up to $10,000,000 in shares of its common stock, subject to certain limitations, over a 36-month period commencing on the date that a registration statement which the Company agreed to file with the SEC is declared effective. The Company hopes that once the registration statement is declared effective, having the ability to sell shares to Lincoln Park will be sufficient for its capital needs for an extended period.

During the year ended December 31, 2013, the Company had working capital deficit of $58,880.  Cash outflow from operating activities was $1,728,057. The majority of which consisted of professional fees, payments to consultants and research and development. Cash outflow from investing activities was $25,115 consisting of legal fees incurred for patents assigned to us.  Cash inflow from financing activities of $2,036,000 consisted of $900 in proceeds from notes payable from a related party and $2,047,200 from issuances of our common stock offset by $12,100 in payments on notes payable from a related party.

We have an accumulated deficit since inception of $8,962,110 and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

The following table provides selected financial data about our Company for the year ended December 31, 2013

Balance Sheet Data:	12/31/2013

Cash in bank	$477,549
Total assets	$576,246
Total liabilities	$536,429
Stockholders’ equity	$39,817

We are in the process of creating our initial commercialization of our plug in hybrid conversion system, our mobile generator system and incorporating heat pipe technology in industrial electric motors and pumps. There is no guarantee we will be successful in commercializing our products and executing our business plan.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the year ended December 31, 2013 was $(1,728,057) which consisted primarily of payments to consultants, stock issued for services, warrants issued for services and amortization of financing costs.  For the year ended December 31, 2012, our net cash used by operating activities was $670,622 which consisted primarily of stock issued for services, amortization of financing costs, warrants issued for loan penalty and warrants issued for interest.

Our net cash used by investing activities for the year ended December 31, 2013 was $(25,115) which consisted of payments to patent attorneys for filings. For the year ended December 31, 2012, our net cash used by invested activities was $(29,018) which consisted of payments to patent attorneys for filings.

Financing

Our net cash provided by financing activities for the year ended December 31, 2013 was $2,036,000, which consisted primarily of proceeds from the sale of equity securities to 23 accredited investors. Our net cash provided by financing activities for the year ended December 31, 2012 was $816,000 which consisted primarily of proceeds from notes payable and the sale of preferred stock to an accredited investor.

The Company’s capital requirements for the next 12 months will consist of expenses in four major areas including salaries and consulting, research and development, legal and accounting, and administrative costs. The anticipated expenses should total $2.3 million. The Company’s current unencumbered cash on hand (as of March 14, 2014) totals $2,572,962.

Management believes the Company’s funds are sufficient to provide for its projected needs for operations for the next 12 months. However, the Company may decide to sell additional equity or increase its borrowings in order to fund product development or for other purposes.

Off Balance Sheet Arrangements

We currently have no off-sheet balance arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates.
Actual results may differ from these estimates.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (HPEV, Inc.) and its wholly owned subsidiary, HPEV, Inc., a corporation incorporated in Delaware on March 24, 2011. All significant inter-company transactions and balances have been eliminated.

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

Net loss per common share – The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260. Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from March 24, 2011 (Date of Inception) through December 31, 2013, five options (issued April 2, 2012 for 1,000,000 shares each at such time as our common stock trades at $2.00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days) and 14,896,336 warrants were outstanding. Additionally, we have 199 preferred shares outstanding of which can be converted to 50,000 shares of common stock for total of 9,950,000 common stock if converted.

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

Financial Instruments – The carrying amounts reflected in the Company’s consolidated balance sheets for cash and accounts payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Concentration of risk – A significant amount of the Company’s assets and resources were dependent on the financial support of Phoenix Productions and Entertainment Group. The Company has successfully pursued other avenues of financial support.

Revenue recognition –Revenues are recognized in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The Company recognizes revenues when all of the following criteria are met: (1) there is persuasive evidence that an arrangement exists, (2) delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collection is reasonably assured.

Advertising costs –The Company recorded $27,664 advertising and promotion costs from inception (March 24, 2011) to December 31, 2013.

Research and development – Costs of research and development are expensed in the period in which they are incurred.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2014-05 and believes that none of them will have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HPEV, Inc.

We have audited the accompanying consolidated balance sheet of HPEV, Inc. (the "Company"- a development stage company) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended; and for the period from January 1, 2013 through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2012 and for the year then ended and for the period from March 4, 2011 (inception) through December 31, 2012 were audited by other auditors, whose report dated March 29, 2013 (except as to Note 3, as to which the date is May 17, 2013,) expressed an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of their operations and their cash flows for the year then ended; and for the period from January 1, 2013 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $8,962,110 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA
March 31, 2014

HPEV, INC.
(A Development Stage Company)
 Consolidated Balance Sheets

	As of	As of
	December 31, 2013	December 31, 2012
		(Restated)
ASSETS

Current assets
Cash	$477,549	$194,721
Prepaid expenses	-	373,679
Total current assets	477,549	568,400
Intangible assets	98,697	73,582

Total assets	$576,246	$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$230,527	$177,280
Accounts payable – related party	272,564	52,305
Accrued payroll liabilities	10,428	-
Notes payable-related party	22,910	34,110
Total current liabilities	536,429	263,695

Total liabilities	536,429	263,695

Stockholders' equity
Preferred stock: $.001 par value: 15,000,000 shares authorized, 199 and 200 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock; $.001 par value; 100,000,000 shares authorized, 48,700,929 and 42,970,441 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	48,702	42,970
Additional paid-in capital	8,944,784	6,116,420
Common stock held in escrow	8,441	39,469
Accumulated deficit during development stage	(8,962,110)	(5,820,572)
Total stockholders' equity	39,817	378,287

Total liabilities and stockholders' equity	$576,246	$641,982

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Consolidated Statement of Operations

	Year Ended	Year Ended	From inception (March 24, 2011) through
	December 31, 2013	December 31, 2012	December 31, 2013
		(Restated)

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Director stock Compensation	-	(2,650,000)	-
Payroll and related expenses	29,485	-	29,485
Consulting	1,576,388	1,902,392	5,083,360
Professional fees	491,643	447,139	1,477,261
Research and development	486,160	242,717	843,232
General and administrative	395,476	110,063	547,340
Loss on deposit	-	-	100,000
Loss on intangible property	-	-	75,000

Total operating expenses	2,979,152	52,311	8,155,678

Other income and expenses
Interest expense	(182,032)	(277,545)	(459,577)
Interest income	171	-	171
Finance cost	-	(622,522)	(622,522)
Gain on settlement of debt	19,475	256,021	275,496

Net loss	$(3,141,538)	$(696,357)	$(8,962,110)

Basic loss per common share	$(0.07)	$(0.01)
Fully diluted loss per common share	$(0.07)	$(0.01)
Basic weighted average
common shares outstanding	45,327,116	47,646,411
Fully diluted weighted average
common shares outstanding	66,316,703	50,392,036

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Consolidated Statement of Shareholder’s equity

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock Held In	Stock	Stock	Accumulated During Development Deficit	Total Stockholders'
	Shares	Amount	Shares	Amrount	Capital	Escrow	Receivable	Payable	Stage	Equity

Inception, March 24, 2011	-	$-	-	$-	$-		$-		$-	$-

Founder shares April 4, 2011			22,000,000	22,000	-	-	-		-	22,000

Shares issued for reverse merger April 15, 2011			23,956,690	23,957	8,178,258	-	(8,000,000)	-	-	202,215

Shares issued for consulting services April 1, 2011 @ $.70			1,100,000	1,100	768,900	-	-	-	-	770,000
										-
Shares issued for consulting services May 11, 2011 @ $.75			1,823,185	1,823	1,365,566	-	-	-	-	1,367,389

Shares received through cancellation of shares written-off prior to reverse merger.			(416,750)	(417)	417	-	-	-	-	-

Shares issued for direct investment November 8, 2011 @ $.33			150,000	150	49,850	-	-	-	-	50,000

Options granted for legal services	-	-	-	-	108,420	-	-	-	-	108,420

Shares issued to director by shareholder as compensation	-	-	-	-	2,650,000	-	-	-	-	2,650,000

Net loss	-	-	-	-	-	-	-	-	(5,124,215)	(5,124,215)

Balance as of December 31, 2011	-	-	48,613,125	48,613	13,121,411	-	(8,000,000)	-	(5,124,215)	45,809

Shares received from rescinded transaction prior to reverse merger February 13, 2012			(1,920,000)	(1,920)	(7,998,080)		8,000,000			-

Shares received through cancellation of shares written-off prior to reverse merger. February 17, 2012			(83,350)	(83)	83					-

Shares issued for consulting services March 23, 2012 @$1.07			1,000,000	1,000	1,069,000					1,070,000

Shares returned by director to shareholder April 13, 2012					(2,650,000)					(2,650,000)

Spirit Bear loan warrants finance cost April 27, 2012					516,992					516,992

Spirit Bear loan warrants finance cost May 22, 2012					64,560					64,560

Issuance of warrants of common stock June 1, 2012					99,229					99,229

Shares issued for direct investment June 12, 2012 @ $0.50			10,000	10	4,990					5,000

Shares issued for manufacturing services June 12, 2012 @ $0.75			26,666	26	19,974					20,000

Spirit Bear loan warrants finance cost June 28, 2012					1,621					1,621

Spirit Bear loan warrants finance cost July 11, 2012					39,349					39,349

Issuance of warrants of common stock August 6, 2012					110,029					110,029

Spirit Bear penalty warrants finance cost September 30, 2012					68,234					68,234

issunace of warrants of common stock November 9, 2012					72,748					72,748

Shares issued for direct investment December 5, 2012 @2,500	200	-			500,000					500,000

Spirit Bear penalty warrants finance cost December 31, 2012					129,179					129,179

Debt settlement – escrow shares			(4,676,000)	(4,676)	(34,793)	39,469				-

Debt settlement- forgiveness of debt					911,894					911,894

Officer contributed capital					70,000					70,000

Net Income									(696,357)	(696,357)

Balance as of December 31, 2012	200	$-	42,970,441	$42,970	$6,116,420	$39,469	$-	$-	$(5,820,572)	$378,287

Shares issued to settle debt for legal services February 27, 2013 @ $0.26			25,000	25	6,475					6,500

Shares issued for cashless exercise of option February 27, 2013 @ $.55			90,000	90	(90)					-

Escrow shares reruned to treasury and cancelled per debt settlement agreement					31,028	(31,028)				-

Warrant issued for corporate development advisory services May 6, 2013					245,376					245,376

Shares issued for direct investment May 16, 2013 @ $0.23			750,000	750	249,250					250,000

Vested Warrants granted as retainer, finance cost, May 28, 2013				103,994	103,994

Shares issued for direct investment June 10, 2013 @ $0.237		225,000	225	99,775	100,000

Shares issued for direct investment July 1, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 1, 2013 @ $0.45		388,889	389	174,611	175,000

Shares issued for direct investment July 1, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 9, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 10, 2013 @ $0.444		225,000	225	99,775	100,000

Shares issued for conversion of perferred shares July 12, 2013 @ $0.50	(1)	50,000	50	(50)	-

Shares issued for direct investment July 15, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 16, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 16, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 16, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 16, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 17, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 17, 2013 @ $0.45		166,666	167	74,833	75,000

Shares issued for direct investment July 19, 2013 @ $0.45		55,555	56	24,944	25,000

Shares issued for direct investment July 22, 2013 @ $0.450		55,555	56	24,944	25,000

Shares issued for direct investment July 22, 2013 @ $0.45		55,555	56	24,944	25,000

Shares issued for direct investment July 22, 2013 @ $0.45		55,555	56	24,944	25,000

Shares issued for direct investment August 2, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment August 12, 2013 @ $0.45			166,667	167	74,833					75,000

Shares issued for direct investment August 13, 2013 @ $0.45			111,111	111	49,889					50,000

Shares issued for direct investment August 14, 2013 @ $0.45			336,956	337	(337)					-

Vested warrants granted as retainer, finance cost, August 15, 2013					103,994					103,994

Shares issued for cashless exercise of warrant August 19, 2013 @ $0.45			48,328	48	(48)					-

Shares issued for direct investment August 19, 2013 @ $0.45			111,111	111	49,889					50,000

Shares issued for direct investment August 21, 2013 @ $0.45			55,555	56	24,944					25,000

Shares issued for direct investment September 9, 2013 @ $0.45			196,875	197	(197)					-

Spirit Bear penalty warrants finance cost October 6, 2013					174,977					174,977

Shares issued for direct investment October 11, 2013 @ $0.45			222,222	222	99,778					100,000

Shares issued for direct investment December 17, 2013 @ $0.30			166,667	167	45,833					46,000

Shares issued for direct investment December 17, 2013 @ $0.30			100,000	100	27,500					27,600

Shares issued for direct investment December 17, 2013 @ $0.30			166,667	167	45,833					46,000

Shares issued for direct investment December 17, 2013 @ $0.30			100,000	100	27,500					27,600

Shares issued for direct investment December 17, 2013 @ $0.45			125,000	125	49,875					50,000

Warrants issued as commission, finance cost, December 18, 2013					21,277					21,277

Warrants granted for service to be provided December 20, 2013 @ $.50					99,750					99,750

Shares issued for direct investment December 22, 2013 @ $0.45			125,000	125	49,875					50,000

Net income									(3,141,538)	(3,141,538)

Balance as of December 31, 2013	$199	$-	$48,700,929	$48,702	$8,944,784	$8,441	$-	$-	$(8,962,110)	$39,817

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	From March 24, 2011 (Date of Inception) Through
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013
		(Restated)
Operating Activities:
Net loss	$(3,141,538)	$(696,357)	$(8,962,110)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued to founder	-	-	22,000
Stock issued for consulting services	373,679	1,627,910	3,602,391
Gain on settlement of debt	(19,475)	(256,021)	(275,496)
Warrants issued for loan penalty	-	197,413	197,413
Warrants issued for services	574,391	-	574,391
Warrants issued for interest	174,977	282,006	565,403
Director stock compensation from shareholder	-	(2,650,000)	-
Amortization of financing cost	-	622,522	622,522
Impairment of intangible asset and deposit	-	-	175,000
Changes in operating assets and liabilities:
Increase in accrued interest	-	6,021	6,021
Increase in accrued payroll and related costs	10,428	-	10,428
Increase in accounts payable related party	220,259	52,305	272,564
Increase in accounts payable	79,222	145,579	314,865
Net cash used by operating activities	(1,728,057)	(670,622)	(2,874,608)

Investing Activities:
Increase of intangible assets	(25,115)	(29,018)	(98,697)
Cash acquired through reverse merger	-	-	37
Net cash used by investing activities	(25,115)	(29,018)	(98,660)

Financing Activities:
Proceeds from sale of common stock	2,047,200	5,000	2,102,200
Proceeds from sale of preferred stock	-	500,000	500,000
Proceeds from loans payable	-	-	-
Proceeds from notes payable	-	439,722	439,722
Payments on notes payable	-	(189,722)	(189,722)
Proceeds from notes payable – related party	900	62,200	611,507
Payments on notes payable – related party	(12,100)	(1,200)	(13,300)
Bank overdraft	-	-	410
Net cash provided by financing activities	2,036,000	816,000	3,450,817

Net increase in cash	282,828	116,360	477,549

Cash, beginning of period	194,721	78,361	-

Cash, end of period	477,549	194,721	477,549

Supplemental Information
Interest paid with cash	$-	$-	$1,327
Supplemental schedule of non – cash activities
Shares issued to settle accounts payable	$(25,974)	$-	$(25,974)
Shares held in escrow	$(31,028)	$-	$(31,028)
Accrued interest forgiven	$-	$-	$6,021
Related party accrued salary forgiven	$-	$-	$70,000
Related party notes payable forgiven	$-	$-	$911,894
Shares issued for services	$-	$-	$1,358,016
Warrants issued for services	$245,376	$-	$245,376
Common stock receivable	$-	$(8,000,000)	$-
Warrants granted as finance cost	$-	$(583,173)	$(583,173)
Warrants granted to secure financing	$-	$(120,255)	$(120,255)
Assumed as part of reverse merger
Intangible assets	$-	$-	$75,000
Deposit	$-	$-	$100,000
Prepaid asset	$-	$-	$375,002
Accounts payable	$-	$-	$(11,637)
Notes payable – related party	$-	$-	$(336,187)
Shares issued for prepaid services	$-	$1,090,000	$1,090,000

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Nevada Corporation)
Notes to the Consolidated Financial Statements
December 31, 2013

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

On May 5, 2011, a total of 7 patents (1 granted, 6 pending) were assigned to HPEV by Thermal Motors Innovations, LLC, a company controlled by the developers of the patents. Since then, additional patents have been awarded and filed. Therefore, as of March 26, 2014, our subsidiary, HPEV, owns the rights to five patents, and five patent-applications pending with two remaining to be assigned. See Note 5 – Intellectual Property.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $8,962,110 during the period from March 24, 2011 (Date of Inception) through December 31, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is no longer seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

As of the filing date of this report on Form 10-K, management believes that it has adequate funding to ensure completion of the initial phases of its business plan: to license its thermal technologies and applications; to license or sell a mobile electric power system powered by the Company’s proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers.

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

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

Cash

The Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $477,549 and $194,721 in cash as of December 31, 2013 and December 31, 2012, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2013 and 2012, and for the period from inception to December 31, 2013, the Company did not report any revenues.

Earnings per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of December 31, 2013, 199 preferred shares (which can be converted into common shares at a ratio of 1 to 50,000) and 14,871,336 warrants were outstanding.

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

Employee Stock Based Compensation

ASC 718-10 provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the condensed, consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2013, the Company has not implemented an employee stock based compensation plan.

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

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Recent accounting standards

The Company has evaluated the recent accounting pronouncements through ASU 2014-05 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

NOTE 4 – PREPAID EXPENSE

On May 11, 2011, 1,823,185 common shares valued at $0.75 per share were issued to Capital Group Communication, Inc. in exchange for investor relations services valued at $1,367,389. The services are for a 24 month term. During the 12 months ended December 31, 2013 $245,045 was accreted and recorded as consulting expense.

On March 23, 2012, 1,000,000 shares of restricted common stock valued at $1.07 per were to Lagoon Labs, LLC in exchange for consultations with management as well as providing investor communications and public relations, with an emphasis on digital and social media. During the 12 months ended December 31, 2013 $128,634 was accreted and recorded as consulting expense.

NOTE 5 – INTELLECTUAL PROPERTY

As of December 31, 2013, HPEV Inc.’s wholly owned subsidiary was assigned the rights to five patents and five patents-pending with two remaining to be assigned. The issued patents and the majority of the patents-pending relate to the utilization of heat pipes to remove heat from various types of electric motors, generators and a brake resistor. By removing heat in a more efficient manner, the heat pipes provide lower costs, improved performance benefits and longer product life. Another patent-pending is an electric load assist that makes it possible for plug-in hybrid electric vehicles to utilize power in any combination from the gas or diesel engine and an electric motor installed on-board. The patent-pending for the parallel power input gearbox enables work vehicles to run an on-board generator which provides mobile electric power. The direct cost (since inception) for legal services related to the patents was $98,697. This amount has been capitalized as an intangible asset.

NOTE 6 – NOTES PAYABLE

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

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company. On August 8, 2012, the Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans. The warrants granted to Spirit Bear totaled 665,374 shares. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622,523 and the aggregate value was capitalized as a financing cost and was accreted and charged to financing cost expense in the amount of $622,523 during the year ending December 31, 2012.

In the event payment is not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants. On December 14, 2012, the penalty warrants for all four loans owed to Spirit Bear totaled 819,223. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 during the year ending December 31, 2012.

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

Pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. Action Media agreed to forgive all outstanding debt and accrued interest under the loan. The Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be cancelled and returned to treasury (See Note 11). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven.

Pursuant to the Debt Settlement Agreement signed with Phoenix Productions and Entertainment Group, Action Media Group and Spirit Bear Limited signed on December 11, 2012, 3,676,000 shares of common stock that were being held in escrow were cancelled on January 14, 2013. That left 1,000,000 shares remaining in escrow and a total of 43,970,411 shares of common stock outstanding.

NOTE 7 – COMMITMENTS

As part of the debt settlement agreement on December 11, 2012 with PPEG and AM, the debt holders were to return to escrow a total of 4,676,000 of which, 3,676,000 of these share were returned to the Company and cancelled on January 14, 2013 after the filing of an S-1 registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company's respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity as shares held in escrow.

NOTE 8 – LOSS PER SHARE

Components of net loss per share for the year ended December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
		(Restated)
Net income (loss) attributable to common stockholders	$(3,141,538)	$(696,357)

Basic loss per common share	$(0.07)	$(0.01)
Fully diluted loss per common share	$(0.07)	$(0.01)
Basic weighted average common shares outstanding	46,920,024	47,646,411
Fully diluted weighted average common shares outstanding	66,316,703	50,392,036

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as warrants and converted notes using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the  warrants were not included in the loss per share calculations because inclusion would have been anti-dilutive. The 19,396, 679 shares were for the warrants issued. Due to the net loss, it is anti-diluted.

NOTE 9 – STOCKHOLDERS DEFICIT

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 199 Series A Convertible Preferred Stock, issued and outstanding as of December 31, 2013.

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

On February 20, 2013, the Board of Directors, consisting at that time of Timothy Hassett, Quentin Ponder and Judson Bibb, voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices have been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

The board, consisting at that time of Timothy Hassett, Quentin Ponder and Judson Bibb, also granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

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

On March 24, 2013, the Company and Theodore Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase one million shares as well as the cashless exercise thereof awarded to the President.

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

On June 24, 2013, as contemplated by the April 12, 2013 Agreement, an Amendment to the Certificate of Designation was filed with the Secretary of State of the State of Nevada. The amendment effectuated the change (i) to the conversion rate of each share of Series A Preferred Stock from being convertible at the rate of 20,000 shares to 50,000 shares of common stock and (ii) to the voting right of each share of Series A Preferred Stock from 20,000 shares to 50,000 shares of the common stock. There are currently 199 shares of Series A Preferred Stock issued and outstanding, all which are held by Spirit Bear Limited and its assignees.

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

Common Stock and Warrants

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

In April, May, June and July of 2012, Spirit Bear Limited made cash advances for and funded loans to the Company in the total amount of $186,222, creating direct financial obligations of the Company. On August 8, 2012, The Company and Spirit Bear reached a definitive agreement concerning the terms of the loans, including the Company’s obligations to repay Spirit Bear within 180 days from each date of funding, and the Company’s obligation to issue warrants to Spirit Bear to purchase 3.5714 shares of common stock per dollar of consideration provided by Spirit Bear, subject to certain adjustments, at the per share price of $.35, as partial consideration for the loans. The warrants granted to Spirit Bear totalled 665,374 shares. The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.33%; dividend yield of 0% and expected volatility of 250%. These options were valued at $622,522 and the aggregate value was capitalized as financing cost and has been amortized and charged to financing cost expense in the amount of $622,522 as of December 31, 2012.

In the event payment was not made within 90 days of the receipt of each loan, the Company was required to provide penalty warrants.

On December 14, 2012, the penalty warrants for all four loans owed to Spirit Bear totalled 819,223. The value of these options was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.62%; dividend yield of 0% and expected volatility of 245%. These options were charged to interest expense in the amount of $197,413 as of December 31, 2012.

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

On December 21, 2012, pursuant to the Debt Settlement Agreement, $911,894 outstanding under the PPEG Loan Agreement was forgiven. The debt forgiveness was accounted for as contributed capital as PPEG was a significant shareholder. In addition, the Debt Holders also agreed to deposit 4,676,000 shares of common stock in escrow. Upon the filing of a registration statement with the SEC, 3,676,000 shares were to be cancelled and returned to treasury (See Note 11). The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after HPEV achieves $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis based on each company’s respective amount of debt forgiven. As of December 31, 2012 the 4,676,000 were removed from outstanding and classified as held in escrow in the amount of $39,469 based on the historical value of shares.

Pursuant to the Debt Settlement Agreement signed with Phoenix Productions and Entertainment Group, Action Media Group and Spirit Bear Limited signed on December 11, 2012, 3,676,000 shares of common stock with a historical value of $31,028 that were being held in escrow were cancelled on January 14, 2012. That left 1,000,000 shares with a historical value of 8,441 remaining in escrow and a total of 43,970,411 shares of common stock outstanding.

Pursuant to a debt settlement with the Crone Law Group, on February 13, 2013, the Board of Directors approved the issuance of 25,000 shares of restricted common stock to Mark Crone, the owner of the law group, to satisfy an outstanding balance of $25,975. the shares were valued at $6,500 dollars, a gain on settlement of debt of $19,475 was recorded as a result.

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

On May 16, 2013, the “Company agreed to sell to an accredited investor 750,000 fully paid and non-assessable shares of common stock, par value $0.001 per share at a purchase price of thirty three cents ($0.33) per share in exchange for $250,000 in funding. The investor also received warrants to purchase 750,000 shares of common stock at a purchase price of forty eight cents ($0.48) per share. The warrants will remain effective for 30 months and may be exercised on a cashless basis.

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

On August 14, 2013, an accredited investor was awarded an additional 336,956 shares of restricted common stock as a result of the fact that the market price per share of the Common Stock did not trade at $0.77 or higher on the ninetieth business day from the closing date. The reset shares combined with the original shares received changed the overall value of the stock purchased to $0.23 per share.

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

On May 28, 2013 the Company executed an agreement with Monarch Bay Securities, LLC which required the issuance of 400,000 warrants at an exercise price of ($0.49) as a retainer for their services. 200,000 of the warrants were considered fully vested upon execution of the agreement, however, the warrants were not issued to the company until July 24, 2013 (See Note 13 – Subsequent Events). The remaining 200,000 warrants will not vest until the consultant has directly assisted the company is raising $750,000 in financing. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 1.02%; dividend yield of 0% and expected volatility of 358%. To account for such grants to non-employees, we recorded the issuance the warrants as consulting expense in the amount of $207,988.

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

As a result of the fact that the market price per share of the Common Stock did not trade at $0.75 or higher on the ninetieth business day from the closing date, the accredited investor was awarded the additional 196,875 shares of restricted common stock on September 8, 2013. The additional shares awarded lowered the stock purchase price to $0.237 per share

The Company also agreed that within 45 business days of the consummation of the offer and sale of $1,000,000 of Common Stock and Warrants, the Company shall file a registration statement on Form S-1 with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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

On June 4, 2012, the Company issued a warrant for 303,569 shares of common stock to McMahon Serepca, LLP with an exercise price of $0.275. As a consequence of the cashless exercise of 100,000 if the warrants, David Serepca of McMahon, Serepca, LLP was awarded 48,328 shares of unrestricted common stock on August 19, 2013.

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

Spirit Bear contests the validity of the Company issuing common stock in connection with the capital raises described herein commencing on May 17, 2013, as well as the compensation taken or accrued by the Company's management pursuant to the February 20, 2013, resolutions passed by the board of directors, consisting at that time of Timothy Hassett, Quentin Ponder, and Judson Bibb. Such disputes are currently pending in the Lawsuit described below. Therefore, neither the capital raise and stock issuance nor the accrued compensation are accepted by the three directors of the Company appointed by Spirit Bear.

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

Therefore, on October 5, 2013, Spirit Bear Limited was awarded a warrant for 500,000 shares of common stock the value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 4 years; risk free interest rate of 1.035%; dividend yield of 0% and expected volatility of 382%. These options were charged to interest expense in the amount of $174,997 as of December 31, 2013.

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

On December 31, 2013, the Company issued a warrant for 200,000 shares of HPEV common stock to Richard Schul in order to induce him to join the Company’s Board of Advisors and retain his services for a period of at least 12 months.

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2013 and changes during the year ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	8,395,304	$0.48	3.71
Granted	6,600,996	$0.50	2.50
Exercised	(100,000)	$0.275	-
Expired	-	$-	-
Outstanding at December 31, 2013	14,896,336	$0.48	2.50
Exercisable at December 31, 2013	14,896,336	$0.50	2.45

The Company agreed that all investments made subsequent to achievement of the $1,000,000 threshold and before the filing of the Form S-1 would be included in the registration statement to be filed with the Securities and Exchange Commission to register the Common Stock and the Warrant Shares purchased for resale.

For all investments received during 2013, the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

Consequently, the investments were reflected in an increase in cash and an increase to stock and/or additional paid-in capital.

NOTE 10 – Options

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

On February 20, 2013, the board of directors, consisting at that time of Timothy Hassett, Quentin Ponder and Judson Bibb, granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

Also, on February 20, 2013, the Board of Directors, consisting at that time of Timothy Hassett, Quentin Ponder and Judson Bibb, voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices were reduced from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

On March 21, 2013, the Company and Judson Bibb signed an agreement rescinding the options granted.

On March 24, 2013, the Company and Theodore Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase one million shares as well as the cashless exercise thereof awarded to the President.

The following is a summary of the status of all of the Company’s stock option as of December 31, 2013 and changes during the year ended on that date:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	200,000	$0.55	1.8
Granted	-	$-	-
Exercised	(200,000)	$0.55	1.68
Cancelled	-	$-	-
Outstanding at December 31, 2013	-	$-	-
Exercisable at December 31, 2013	-	$-	-

NOTE 11 – RELATED PARTY TRANSACTIONS

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

During the period from inception (March 24, 2011) to December 31, 2013, Judson Bibb, Director, advanced $22,910 in interest free, unsecured, due on demand funds. As of December 31, 2013, $22,910 remains due and payable. Consequently, it is also reflected in the Consolidated Balance Sheets under “Short term loans - related party”.

As an affiliate with representation on the Board of Directors by three individuals, Spirit Bear Limited is considered a related party. Complete information about Spirit Bear’s transactions with the Company can be found under Note 5 -- Capital Stock, Note 6 -- Warrants and Options and Note 8 -- Notes Payable as well as following Note 11 under Certain Relationships and Related Transactions.

During the quarter ended March 31, 2013. Quentin Ponder, Director and Chief Financial Officer, was repaid $12,100 on interest-free, unsecured, due-on-demand loans issued to the Company. As of December 31, 2013, $0 remained due and payable.

Entities under the control of certain officers and directors hold consulting agreements with the Company. In the year ended December 31, 2013, $520,750 in consulting fees were incurred as a result of these agreements and payments of $392,863.85 were made to these entities. The officers are considered independent contractors under these agreements and therefore no payroll taxes were incurred by the Company for the year ending December 31, 2013.

Certain relationships and related transactions since inception

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

The S-1 was filed January 11, 2013. Therefore, on January 14, 2013,676,000 shares of common stock with a historical value of $31,028 that were being held in escrow were cancelled on January 14, 2012. That left 1,000,000 shares with a historical value of 8,441 remaining in escrow and a total of 43,970,411 shares of common stock outstanding.

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

On February 20, 2013, the board of directors, consisting at that time of Timothy Hassett, Quentin Ponder and Judson Bibb, voted to establish compensation levels for the officers of the Company.

Starting to accrue on January 15, 2013, compensations of (i) $13,500 per month for Timothy Hassett, the Chairman and Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, the Chief Financial Officer and Treasurer, (iii) $12,500 per month for Theodore Banzhaf, the President, and (iv) $8,000 per month for Judson Bibb, the Vice-President and Secretary.

The board, consisting at that time of Timothy Hassett, Quentin Ponder and Judson Bibb, also resolved that when and if the Company achieves certain milestones, the compensation to the officers shall be increased. The milestones are as follows: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (which is defined as being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President and the Chief Technical Officer will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President and the Chief Technical Officer shall increase to $20,000 per month, and the compensation for the Vice President and Secretary shall increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer shall increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $18,000 per month, the compensation for the President shall increase to $24,000 per month, the compensation for the Chief Technical Officer shall increase to $25,000 per month, and the compensation for the Vice President and Secretary shall increase to $12,000 per month.

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

Spirit Bear contested the validity of the February 20, 2013, resolutions concerning officer compensation; such compensation levels are not accepted by the three directors of the Company appointed by Spirit Bear. This dispute is currently pending in the Lawsuit, described herein below. (For additional details, please see Note 13 – Subsequent Events).

In addition, the board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for common stock available for each officer plus, special payments from 5% of the Company’s net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

As of July 24, 2013, the Company has raised $1 million. Therefore, as per the board resolution passed on February 20, 2013, the President, Theodore Banzhaf’s compensation increased from $12,500 to $17,500 per month in consulting fees. Compensation for the other officers, which began accruing on January 15, 2013 remained the same. Specifically, Timothy Hassett is to receive $13,500 per month in consulting fees, Quentin Ponder is to receive $10,000 per month in consulting fees and Judson Bibb is to receive $8,000 per month in consulting fees.

Entities under the control of certain officers and directors hold consulting agreements with the Company and will receive this compensation. In the year ended December 31, 2013, $520,750 in consulting fees were incurred as a result of these agreements and payments of $392,863.85 were made to these entities. The unpaid compensation as of December 31, 2013 has been accrued as accounts payable- related parties. The officers are considered independent contractors under these agreements and therefore no payroll taxes were incurred by the Company for the year ending December 31, 2013. Beginning in January 2014, only one officer will have a consulting agreement. The rest will be salaried.

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

On February 20, 2013, the Board of Directors, consisting at that time of Timothy Hassett, Quentin Ponder and Judson Bibb, voted to decrease the milestone prices of the five options to purchase one million shares that would be granted to the President, Mr. Banzhaf, assuming the respective milestone prices are achieved. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices have been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at or above these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at the closing price on the first day after the stock has traded for 20 consecutive days at or above each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause.

The board, consisting at the time of Timothy Hassett, Quentin Ponder and Judson Bibb, also granted Judson Bibb an option to purchase 2,000,000 shares of the Company’s common stock, at a purchase price of par value or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis.

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

On March 24, 2013, the Company and Theodore Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase one million shares as well as the cashless exercise thereof awarded to the President.

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

On June 24, 2013, an Amendment to the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of the Series A Convertible Preferred Stock (the “Certificate of Designation”) issued by the Company was filed with the Secretary of State of the State of Nevada. The amendment effectuated the change (i) to the conversion rate of each share of Series A Convertible Preferred Stock from being convertible at the rate of 20,000 shares of common stock of the Company to 50,000 and (ii) to the voting right of each share of Preferred Stock from 20,000 to 50,000 shares of the common stock of the Company. There are currently 199 shares of the Preferred Stock issued and outstanding, all which are held by Spirit Bear Limited and its assignees.

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

NOTE 12 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the period presented because we have experienced operating losses since inception. Per authoritative guidance pursuant to accounting for income tax and uncertainty in income taxes, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that as a development stage company, it is prudent to assume that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. As of December 31, 2013 and 2012, the Company had $3,502,611 and $1,454,247, respectively in net loss carry forwards.

The components of the Company's deferred tax asset as of December 31, 2013 and 2012 is as follows:

	Since Inception to December 31, 2013	Since Inception to December 31, 2012
Net operating loss carry forward	$1,219,098	$508,986
Valuation allowance	(1,219,098)	(508,986)
Net deferred tax asset	$--	$--

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	As of December 31, 2012	As of December 31, 2011
Tax at statutory rate (35%)	$710,111	$241,239
Increase in valuation allowance	(710,111)	(241,239)
Net deferred tax asset	$--	$--

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

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2007. The Company will file its U.S. federal return for the year ended December 31, 2013 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 13 – SUBSEQUENT EVENTS

On January 13, 2014, the Company held its annual meeting (the "Meeting") of stockholders at the offices of the Company located at 8875 Hidden River Pkwy, Suite 300, Tampa, Florida. As of the record date for the Meeting, November 15, 2013, there were 48,917,595 shares of common stock issued and outstanding plus 9,950,000 additional shares entitled to vote as a result of the 199 shares of Series A Convertible Preferred Stock. As described in the proxy statement which was filed with the Securities and Exchange Commission on December 24, 2013 and sent to all the shareholders of record in connection with the Meeting, the Company would not count the vote of the shares issued in connection with capital raises during the 2013 fiscal year as a result of ongoing litigation with Spirit Bear Limited (See Legal Proceedings, page 18). Accordingly, 5,733,826 shares were excluded from voting at the Meeting. The Company received proxies from stockholders holding an aggregate of 53,133,769 shares, or 88% of the issued and outstanding shares (including the shares underlying the preferred stock).

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

Votes For	Votes Against	Votes Abstained

36,772,760	10,018,640	189,900

Proposal 2: To elect the directors to the Company’s Board of Directors:

	Votes For	Votes Against	Votes Abstained
Timothy Hassett	36,047,279	10,003,240	930,781
Judson Bibb	33,775,060	13,008,840	197,400
Quentin Ponder	34,028,300	12,755,600	197,400
Jay Palmer	10,058,900	36,715,000	207,400
Carrie Dwyer	10,062,140	36,711,760	207,400
Donica Holt	10,056,540	36,717,260	207,500

Proposal 3: To ratify the executive compensation:

Votes For	Votes Against	Votes Abstained

36,391,260	10,397,840	192,200

Proposal 4: The frequency of stockholder votes on compensation:

1 Year	2 Years	3 Years	Abstained

45,288,000	1,500,000	1,000	192,300

On January 31, 2014, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to January 31, 2019, an aggregate of 222,222 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On January 31, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to January 31, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 1, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 1, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities

On February 5, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 5, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

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

As consideration for its commitment to purchase shares of Common Stock pursuant to the Purchase Agreement, the Company agreed to issue to Lincoln Park 671,785 shares of Common Stock upon execution of the Purchase Agreement. The 671,785 shares of Common Stock were issued to Lincoln Park on February 25, 2014.

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

On February 14, 2014, an accredited investor purchased 88,889 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $40,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 88,889 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 15, 2014, an accredited investor purchased 222,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $100,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 222,222 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 24, 2014, an accredited investor purchased 55,556 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 55,556 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 24, 2014, an accredited investor purchased 100,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $45,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 100,000 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 24, 2014, an accredited investor purchased 111,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 24, 2014, an accredited investor purchased 11,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $5,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 11,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 24, 2014, an accredited investor purchased 55,556 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 55,556 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 25, 2014, an accredited investor purchased 418,333 shares of common stock in a private offering at a purchase price of $0.60 per share in consideration for $251,000. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 25, 2014, an accredited investor purchased 40,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $18,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 40,000 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 27, 2014, an accredited investor purchased 144,444 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $65,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 144,444 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 28, 2014, an accredited investor purchased 133,334 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $60,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 133,334 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 28, 2014, an accredited investor purchased 444,445 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $200,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 444,445 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 28, 2014, an accredited investor purchased 40,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $18,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 40,000 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 28, 2014, an accredited investor purchased 100,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $45,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 100,000 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 28, 2014, an accredited investor purchased 333,333 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $150,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 111,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 28, 2014, an accredited investor purchased 112,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $50,400. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 112,000 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On February 28, 2014, Andrew Kyzyk resigned from the Board of Advisors. The warrant for 200,000 common shares issued on December 20, 2013 in connection with his service on the board was cancelled.

On March 1, 2014, an accredited investor purchased 50,000 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $22,500. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 50,000 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 1, 2014, an accredited investor purchased 666,666 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $300,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 666,667 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 1, 2014, an accredited investor purchased 11,111 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $5,000. The warrants enable the investor to purchase, up to March 14, 2019, an aggregate of 11,112 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 1, 2014, an accredited investor purchased 22,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $10,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 22,222 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 1, 2014, an accredited investor purchased 33,333 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $15,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 33,333 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 1, 2014, an accredited investor purchased 22,222 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $10,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 22,222 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 1, 2014, an accredited investor purchased 22,223 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $10,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 22,222 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 1, 2014, an accredited investor purchased 11,112 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $5,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 11,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 8, 2014, an accredited investor purchased 33,334 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $15,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 33,333 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 8, 2014, an accredited investor purchased 55,556 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $25,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 55.556 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 8, 2014, an accredited investor purchased 11,112 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $5,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 11,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 8, 2014, an accredited investor purchased 11,112 shares of common stock and warrants in a private offering at a purchase price of $0.45 per share in consideration for $5,000. The warrants enable the investor to purchase, up to February 14, 2019, an aggregate of 11,111 shares of common stock at an exercise price of $0.60. The warrants may be exercised on a cashless basis. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On March 11, 2014, an accredited investor purchased 166,667 shares of common stock in a private offering at a purchase price of $0.60 per share in consideration for $100,000. The Company agreed that within 45 days of the consummation of the offer and sale of $1,000,000 of shares and warrants, it will file a registration statement with the Securities and Exchange Commission covering the securities.

On June 4, 2012, the Company issued a warrant for 303,569 shares of common stock to McMahon Serepca, LLP with an exercise price of $0.275. One hundred thousand of the warrants were exercised in a cashless exercise on August 19, 2013. As a consequence of the cashless exercise of the remaining 203,569 of the warrants, David Serepca of McMahon, Serepca, LLP was awarded 172,688 shares of unrestricted common stock on March 14, 2014.

On March 14, 2014, a warrant for 250,000 shares was issued to Don Bowman for legal services provided to the company. The warrant enables the recipient to purchase, up to March 14, 2019, an aggregate of 250,000 shares of common stock at an exercise price of $0.60. The warrant may be exercised on a cashless basis.

On March 14, 2014, a warrant for 250,000 shares was issued to David Lubin for legal services provided to the company. The warrant enables the recipient to purchase, up to March 14, 2019, an aggregate of 250,000 shares of common stock at an exercise price of $0.60. The warrant may be exercised on a cashless basis.

On March 14, 2014, a warrant for 400,000 shares was issued to Paul Hodowanec for business development services provided to the company. The warrant enables the recipient to purchase, up to March 14, 2019, an aggregate of 400,000 shares of common stock at an exercise price of $0.60. The warrant may be exercised on a cashless basis.

On March 14, 2014, a warrant for 107,000 shares was issued to Global H2O for business development services provided to the company. The warrant enables the recipient to purchase, up to March 14, 2019, an aggregate of 107,000 shares of common stock at an exercise price of $0.60. The warrant may be exercised on a cashless basis.

On March 14, 2014, a warrant for 780,000 shares was issued to Sagiv Israili for business development services provided to the company. The warrant enables the recipient to purchase, up to March 14, 2019, an aggregate of 780,000 shares of common stock at an exercise price of $0.60. The warrant may be exercised on a cashless basis.

On March 14, 2014, a warrant for 15,000 shares was issued to Dennis Murchison for business development services provided to the company. The warrant enables the recipient to purchase, up to March 14, 2019, an aggregate of 15,000 shares of common stock at an exercise price of $0.60. The warrant may be exercised on a cashless basis.

On March 14, 2014, a warrant for 400,000 shares was issued to consultants for business development services provided to the company. The warrant enables the recipient to purchase, up to March 14, 2019, an aggregate of 400,000 shares of common stock at an exercise price of $2.00. The warrant may be exercised on a cashless basis.

On November 9, 2012, the Company issued a warrant for 303,569 shares of common stock to McMahon Serepca, LLP with an exercise price of $0.18. As a consequence of the cashless exercise of 303,569 if the warrants, David Serepca of McMahon, Serepca, LLP was awarded 273,043 shares of unrestricted common stock on March 18, 2014.

On March 18, 2014, the Company issued a warrant for 200,000 shares of HPEV common stock to a highly respected industry professional in order to induce him to join the Company’s Board of Advisors and retain his services for a period of at least 12 months.

The net proceeds of the Private Placement are expected to be used by the Company for general corporate purposes.

For all investments received in 2013 as well as in the first ten weeks of 2014, the cash received from the investors was for the value of both the common stocks and warrants. The common stock value was known per the subscription agreements. As that was equal to the total cash received from the investor; no additional value for the warrants was recorded.

On March 31, 2014, the Board amended Mr. Banzhaf's options to provide for cashless exercise and for the stock price milestones to be: $1.50, $1.75, $2.00, $2.25 and $2.50 in lieu of the current milestone prices of $2.00, $3.00, $5.00, $7.50 and $10.00.

On March 31, 2014, the Boavd approved the grant of options to Judson Bibb to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share and the grant of options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Messrs. Hassett, Hodowanec and Banzhaf.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s internal controls are not effective for the following reasons, (1) there are no entity level controls because of the limited time and abilities of the five officers, and (2) there is no separate audit committee. As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

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

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we have engaged a third party firm to assist us in remedying this material weakness. This third party firm will review our transactions and provide management with guidance on how to properly report and disclose our transactions.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over the financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	52	Chairman and Chief Executive Officer and Director
Quentin Ponder	84	Vice Chairman Chief Financial Officer and Director
Judson Bibb	57	Vice President, Secretary and Director
Theodore Banzhaf	49	President
Mark Hodowanec	49	Chief Technical Officer

Our directors are elected for a term of one year and serve such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees at this time.

BACKGROUND INFORMATION

The following summarizes the occupational and business experience of our officers and directors.

Timothy Hassett is a co-founder of the Company and has been its Chairman since its inception and Chief Executive Officer since April 5, 2012. Mr. Hassett began his career as a marketing and business manager, for Rockwell Automation Incorporated’s Motor Special Products division from 1990 to 1995 where he launched new product platforms and developed and implemented global distribution initiatives and channels. Mr. Hassett worked at General Electric from January 1996 to February 1998, as a general manager of Distribution Services in the Industrial Systems Division and from February 1998 to March 2000, in the Electric Motors Unit of the Industrial Systems Division where he restructured the unit, consolidated product lines and grew the business. From March 2000 to August 2003, he served as President of Hawk Motors and Rotors, a division of Hawk Corporation, a brake manufacturer, where he restructured the company. From August 2003 to October 2005, Mr. Hassett served as Vice President and General Manager of Wavecrest Laboratories, a propulsion systems and controls start-up, where he led the development and launch of four new product platforms. From June 2006 to October 2010, Mr. Hassett served as President and Managing Director of LEMO USA, a Swiss-based connector company, where he restructured the company, helped contain costs and improved operating margins and business. From December 2010 to October 2011, Mr. Hassett served as President of Cavometrix, a connector company serving the medical, energy and alternative energy industries. Mr. Hassett has a BS in Mechanical Engineering from Cleveland State University and a BS in Physics from Youngstown State University. Mr. Hassett’s patents and patents pending and his extensive experience and professional contacts in the electric motor industry led to the decision to appoint him to the Board.

Quentin Ponder has served as President from October 20, 2011 until April 5, 2012, Secretary from October 20, 2011 until November 11, 2011 and Treasurer of the Company since October 20, 2011. On April 5, 2012, Mr. Ponder was appointed Chief Financial Officer and Vice Chairman. Mr. Ponder is a seasoned executive with over 40 years of management experience. From November 1962 to July 1967, Mr. Ponder served as Senior Manufacturing Engineer at General Electric where he worked in the development of a flow manufacturing system. From July 1980 to June 1985, he was President of Franklin Electric, Inc., an electric motor company, where he restructured the company which became a global leader in submersible motors for water wells. From July 1985 to March 1990, Mr. Ponder was President of Baldor Electric, Inc., an electric motor company, as President where he restructured the company. From April 1990 to May 1997, Mr. Ponder worked for Lincoln Electric, Inc., as a consultant. From May 1990 to the present, Mr. Ponder has worked as an independent management consultant. Mr. Ponder serves as a director and is a 33.3% owner of Reliable Electric Motor Company, Inc., an electric motor importer. Mr. Ponder is the sole owner and a director of Summit Management Consulting, Inc. and Capital Alternatives, Inc., a semi-trailer leasing company. Mr. Ponder earned a Ph.D. from Columbia University in general management, accounting, and economics. Mr. Ponder’s extensive experience in the electric motor industry led to the decision to appoint him to the Board.

Judson W. Bibb has been a director of the Company since April 15, 2011. Mr. Bibb was appointed Secretary on November 11, 2011 and Vice President on April 5, 2012. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. Over the past five years, he has worked as a writer and director for Image Alliance Inc., writing and producing segments for KPMG, T. Rowe Price, Agstar Financial Services, Briggs & Stratton, Catapillar, Georgia-Pacific, Lowes, Celebrity Cruises, Alaska Air, Pepsico, Hewlett-Packard, Bayer, Caremark, Wellpoint and T-Mobile. Mr. Bibb graduated cum laude from the University of South Florida with a B.A. in mass communications-film. Mr. Bibb’s broad background and wide variety of resources, including experience in marketing and public relations and business experience in automotive, trucking, electronics, retail, direct response and the Internet led to the decision to appoint him to the Board.

Theodore Banzhaf has been President of the Company since April 5, 2012. Mr. Banzhaf has more than twenty years’ experience working with growing public and private companies in all facets of finance, growth strategies and management. From January 2007 thorugh July 2009, Mr. Banzhaf served as President of Pink Boxers Corporation, a clothing company dedicated to raising money for breast cancer in honor of his widow who passed away from the disease in early 2007. From April 2009 to March 2012, Mr. Banzhaf served as President of Applied BioFuels Corporation, a privately held developer of biofuel production facilities, and from 2003 to 2007, Mr. Banzhaf served as President and Chief Executive Officer of SpatiaLight Technologies, Inc., a wholly-owned subsidiary of SpatiaLight Inc. (NASDAQ: HDTV). Prior thereto, Mr. Banzhaf worked in capital markets primarily in institutional equities for a number of firms including Raymond James & Associates and C.E. Unterberg Towbin. Mr. Banzhaf also ran a philanthropic organization to raise money for breast cancer charities from 2007-2009. Mr. Banzhaf received his M.B.A. from Southern Methodist University and his Bachelor of Arts from Miami University.

Mark Hodowanec has been Chief Technical Officer of the Company since February 14, 2014. Mr. Hodowanec was a program manager and lead engineer for Curtiss-Wright Corporation from September 2006 through February 2014. From May 2004 through September 2006 he operated his own consulting firm, MMH Consulting, assisting R&D & product development companies develop custom motors solutions. From September 2004 through October 2005, Mr. Hodowanec worked at Wavecrest Laboratories. From May 1994 through February 2004, Mr. Hodowanec was at Siemens Energy & Automation as a Manager, Mechanical Engineering. Mr. Hodowanec received a B.S. and M.S. degree in mechanical engineering from the University of Akron and a M.B.A. from Xavier University.

Family relationships

There are no family relationships among any of our officers or directors.

Involvement in legal proceedings

Other than described above in “Legal Proceedings”, there are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

 Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Board of Advisors

The Company has recently established a Board of Advisors which currently consists of two members, Richard Schul and Scott Van Dorn, to assist with its strategic business plan. Mr. Van Dorn, currently engineering director at Navistar Corporation, has more than 20 years of experience in global engineering and management in vehicles, engines electronics and design. Mr.Schul is veteran of the motor/generator industry. The Company currently hopes to engage three more advisors in the second quarter of 2014.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of our Code of Ethics is available on our web site at www.hpevinc.com. We will provide a copy of our Code of Ethics free of charge to any person who requests a copy. Requests should be directed to the Secretary at HPEV, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637, or by telephone at (813) 975-7467.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2013, all reporting persons complied with all applicable Section 16(a) filing requirements Timothy Hassett failed to timely file (i) a Form 3 upon his becoming an officer and (ii) a Form 4 reporting one transaction for the sale of shares; Jay Palmer and Carrie Dwyer (former directors) each failed to timely file a Form 3 upon their appointment as a director; and Michael Hodowanec failed to timely file (i) a Form 3 upon becoming a 10% shareholder and (ii) a Form 4 reporting one transaction for the sale of shares.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officers during fiscal 2013 and 2012 and our other officer who had total compensation exceeding $100,000 for fiscal 2013 or 2012 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation($)		Total ($)
Timothy Hassett (1)	2013	27,000				125,500	(3)	177,750
CEO and Chairman	2012					80,000	(4)	80,000
Quentin Ponder (2)	2013					118,500	(5)	118,750
Chief Financial Officer and Director	2012					60,000	(6)	60,000
Theodore Banzhaf	2013	1				168,751	(7)	168,751
President	2012					0		0

(1)	Mr. Hassett was appointed Chief Executive Officer and Chairman as of April 5, 2012.
(2)	Mr. Ponder was Chief Executive Officer and President until April 5, 2012.
(3)	Represents consulting fees paid to Mr. Hassett pursuant to his consulting agreement with the Company.
(4)	Represents consulting fees paid to Mr. Hassett pursuant to his consulting agreement with the Company for eight months at $10,000 per month. Mr. Hassett agreed to forego four months of fees.
(5)	Represents consulting fees paid to Summit Management Consulting, Inc. ("Summit") for Quentin Ponder’s services. Summit is owned by Mr. Ponder.
(6)	Represents consulting fees paid to Summit for Quentin Ponder’s services for eight months at $7,500 per month. Mr. Ponder agreed to forego four months of fees.
(7)	Represents consulting fees accrued by Mr. Banzhaf.

Employment Agreement

We entered into an employment agreement, dated March 5, 2014, with Timothy Hassett to serve as our Chief Executive Officer for an initial annual salary of $210,000, to be paid in equal monthly installments. If the Company is cash flow positive for three consecutive months, the monthly compensation will increase to $25,000 per month. If the Company maintains profitability for four consecutive quarters, the monthly compensation will increase to $30,000 per month. The Company also agreed to reimburse Mr. Hassett for his healthcare costs until the Company adopts a healthcare plan. If Mr. Hassett’s employment is terminated without cause, he will be entitled to severance in the amount of two years’ salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company’s discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Hassett’s behalf that may be triggered under the Internal Revenue Code as a result. Mr. Hassett will not compete with the Company during the term of the agreement.

We entered into an employment agreement, dated February 10, 2014, with Mark Hodowanec to serve as our Chief Technical Officer for an initial annual salary of $175,000, to be paid in equal monthly installments. Mr. Hodowanec’s annual salary shall be increased to $210,000 upon commercialization of the 25/50 kW mobile generators; to $240,000 upon the Company generating $100,000 in revenues or $1,000,000 in new financing; to $300,000 upon the Company achieving profitability; and to $360,000 upon the Company maintaining profitability for four consecutive quarters. The Company also agreed to reimburse Mr. Hodowanec for his healthcare costs until the Company adopts a healthcare plan. If Mr. Hodowanec’s employment is terminated without cause, he will be entitled to severance in the amount of two years’ salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company’s discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Hodowanec’s behalf that may be triggered under the Internal Revenue Code as a result. Mr. Hodowanec will not compete with the Company during the term of the agreement.

We entered into an employment agreement, dated March 31, 2012, with Theodore Banzhaf to serve as our President. Prior to raising $3.5 million for the Company, Mr. Banzhaf’s compensation will be $1 per month and $20,000 per month subsequent to raising $3.5 million. If Mr. Banzhaf’s employment is terminated without cause, he will be entitled to severance equal to one month’s salary for each three months of employment, but not less than six nor more than twelve months’ salary. Subsequent to raising $3.5 million, Mr. Banzhaf will also be eligible for quarterly cash and equity bonuses, at the board of director’s discretion. Mr. Banzhaf was granted an option to purchase 5,000,000 shares of the Company’s common stock when the common stock trades at certain milestone prices or upon a change of control of the Company.

Consulting Agreements

We entered into a consulting agreement with Summit in April 2011 for services provided by Quentin Ponder to the Company for a consulting fee of $5,000 per month which fee was increased to $7,500 per month effective January 1, 2012. During 2012, Mr. Ponder agreed to forgo four months’ payment under the consulting agreement due to the financial condition of the Company. Mr. Ponder was paid $7,500 per month from January 2013 through July 2013 and accrued $2,500 during those months (except for the first month in which he accrued $1,250) and was paid $10,000 per month from August 2013 through December 2013.

We entered into a consulting agreement with Timothy Hassett in April 2011 pursuant to which he received $5,000 per month which consulting fee was increased to $10,000 per month effective January 1, 2012. During 2012, Mr. Hassett agreed to forgo four months’ payment on the agreement due to the financial condition of the Company. Mr. Hassett was paid $10,000 per month from January 2013 through July 2013 and accrued $3,500 during those months (except for the first month in which he accrued $1,750) and was paid $13,500 per month from August 2013 through October 2013. Such consulting agreement terminated on November 1, 2013, the date Mr. Hassett became a full-time, salaried employee of the Company.

On May 1, 2012, we entered into a consulting agreement with Bibb Productions & Consulting for Judson Bibb’s services for a monthly consulting fee of $6,000 conditional upon the financial ability of the Company. Mr. Bibb’s monthly consulting fee under this agreement was accrued but unpaid from May 2012 through April 2013 and was paid to Mr. Bibb for the months of May, June, July and August 2013. Such consulting agreement terminated on January 1, 2014, the date Mr. Bibb became a full-time, salaried employee of the Company and was paid $8,000 per month.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2013.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Theodore Banzhaf	4/2/13	0	5,000,000	(1)	$(1)	(1)
  __________________
(1)
Represents five options to purchase 1,000,000 shares each at such time as our common stock trades at $2.00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days while Mr. Banzhaf serves as President and for one year following Mr. Banzhaf’s termination without cause. Exercise prices of these options will be equal to the closing price of the Company’s stock on the date the option vests.

Compensation of Officers

On February 20, 2013, the Board approved the following compensation for its officers: (i) $12,500 per month for Timothy Hassett, as Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, as Chief Financial Officer and Treasurer, (iii) $14,500 per month for Theodore Banzhaf, as President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, as Vice-President and Secretary. Such compensation accrued commencing January 15, 2013 until July 2013 when the Company raised $1 million.

On February 20, 2013, the Board also approved increased compensation if and when the Company achieves certain milestones as follows: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President and the Chief Technical Officer will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President and the Chief Technical Officer shall increase to $20,000 per month, and the compensation for the Vice President and Secretary shall increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer shall increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $18,000 per month, the compensation for the President shall increase to $24,000 per month, the compensation for the Chief Technical Officer shall increase to $25,000 per month, and the compensation for the Vice President and Secretary shall increase to $12,000 per month. With the achievement of the fourth milestone, the compensation for the Chief Executive Officer shall increase to $30,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $24,000 per month, the compensation for the President shall increase to $29,000 per month, the compensation for the Chief Technical Officer shall increase to $30,000 per month, and the compensation for the Vice President and Secretary shall increase to $15,000 per month. The validity of the compensation is an issue in the pending litigation with Spirit Bear at described above in Item 3. Legal Proceedings.

In addition, the Board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for Common Stock available for each officer in addition to performance payments from 5% of the Company’s net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

The Board also approved the decrease in the exercise price of the five outstanding options to purchase 1,000,000 shares held by Theodore Banzhaf, and to provide for cashless exercise of these options. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices had been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause. The validity of the compensation is an issue in the pending litigation with Spirit Bear at described above in Item 3. Legal Proceedings.

On March 24, 2013, the Company and Theodore Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase 1,000,000 shares as well as the cashless exercise thereof.

On March 31, 2014, the Board amended Mr. Banzhaf's options to provide for cashless exercise and for the stock price milestones to be: $1.50, $1.75, $2.00, $2.25 and $2.50 in lieu of the current milestone prices of $2.00, $3.00, $5.00, $7.50 and $10.00.

On March 31, 2014, the Boavd approved the grant of options to Judson Bibb to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share and the grant of options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Messrs. Hassett, Hodowanec and Banzhaf.

Compensation of Directors

The Company has not yet established a compensation plan for its directors. Consequently, none of our directors received compensation for services rendered in their capacities as directors. However, Messrs. Hassett, Ponder and Bibb were compensated for services rendered in their capacities as officers of the Company. No arrangements are presently in place regarding compensation to directors for their services as directors.

In 2011, Judson Bibb received a gift of 5,000,000 shares from PPEG. For accounting purposes, the shares are being classified as compensation. The shares were subsequently returned on April 13, 2012 and no financial benefit was accrued.

On February 20, 2013, the Board granted Judson Bibb an option to purchase 2,000,000 shares of common stock, at a purchase price of par value, or $0.001 per share. The option was not exercised and on March 21, 2013, the Company and Judson Bibb signed an agreement rescinding such option grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 28, 2014, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o HPEV, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

As of March 28, 2014, there were 54,882,432 shares of common stock outstanding.

The percentages below are calculated based on 54,882,432 shares of common stock issued and outstanding on March 28, 2014 and 199 shares of preferred stock (each such share of preferred stock has the voting right of 50,000 shares of common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage

5% or Greater Stockholders Spirit Bear Limited (1) 1470 First Avenue, No 4a New York, NY 10075	15,984,597	(2)	23.37%

Mark Hodowanec	6,100,000		8.92%

Directors and named executive officers
Timothy Hassett	6,052,000	(3)(4)	8.85%

Quentin Ponder	2,000,000		2.92%

Theodore Banzhaf	5,000,000	(3)(5)	7.31%

Judson Bibb	200,400		*

All Officers and Directors as a Group (5 Persons)	19,352,400		28.30%

*	less than 1%

(1)	Jay Palmer, President of Spirit Bear, has sole voting and disposition power over shares held by Spirit Bear.

(2)
Represents 8,000,000 shares of Common Stock underlying 160 shares of Preferred Stock (having voting rights to 50,000 shares of Common Stock for each share of Preferred Stock) and currently exercisable warrants to purchase an aggregate of 6,491,054 shares of Common Stock. Does not include 4,000,000 shares of common stock underlying an additional 200 shares of Preferred Stock and warrants which are exercisable into an additional 6,000,000 shares of Common Stock of the Company, both of which Spirit Bear may be required to purchase under certain circumstances subject to the Company’s performance and at the Company’s discretion, but have not as of yet made such a purchase.

(3)
On February 19, 2013, Mr. Banzhaf granted a proxy to Timothy Hassett with respect to all his voting rights for any shares of common stock owned by Mr. Banzhaf and with respect to an aggregate of 5,000,000 shares of common stock subject to currently exercisable stock options at certain stock price milestones. The 5,000,000 options granted to Mr. Banzhaf subject to said proxy are not included in the amount of shares indicated above for Mr. Hassett.

(4)	Does not include (i) 700,000 shares held by Mr. Hassett’s wife and (ii) 90,000 shares held by Mr. Hassett’s minor children.

(5)
Represents five options to purchase 1,000,000 shares each at such time as our common stock trades at $2,00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days while Mr. Banzhaf serves as President and one year following a termination of Mr. Banzhaf without cause. Exercise prices of these options will be equal to the closing price of the Company’s stock on the date the option vests.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers, except that severance payments, if any, to which Mr. Hodowanec and Mr. Hassett may be entitled under his employment agreement, accelerates in the event of a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On September 7, 2010, the Company entered into a Loan Agreement (the “PPEG Loan Agreement”) with Phoenix Productions and Entertainment Group, LLC (“PPEG”) for interest-free loans up to $1,000,000. Repayment was not required by the Company until it received revenues. As no revenues were generated, no repayments or interest payments were made. The Company borrowed an aggregate of $911,894 under the PPEG Loan Agreement which was used for the Company’s operations, potential acquisitions, acquisition of intellectual property rights and its subsidiary. As of December 21, 2012, $911,894 outstanding under the PPEG Loan Agreement was forgiven pursuant to the Debt Settlement Agreement described below.

On March 7, 2012, the Company entered into a loan agreement with Action Media Group, LLC, an Arizona limited liability company (“AMG”) and a former shareholder for $500,000 (pursuant to which the Company borrowed $250,000) which loan accrued interest at 3% per annum, with payment of principal and interest to begin at a mutually agreed upon date in the future. In connection with the Debt Settlement Agreement, AMG agreed to forgive all outstanding debt and accrued interest under the loan in exchange for approximately 21% (representing its pro rata interest) of $400,000 to be paid in monthly increments if and when the Company’s revenues reach $1 million.

On August 8, 2012, Spirit Bear provided us a $186,222 bridge loan which matured in 180 days (which was subsequently extended on October 26, 2012 to November 30, 2012). In consideration therefor, we issued to Spirit Bear warrants to purchase up to 1,330,148 shares of common stock at an exercise price of $0.35 per share.

On December 11, 2012, pursuant to a debt settlement agreement (the “Debt Settlement Agreement”) by and among the Company, PPEG, Action Media (PPEG and Action Media collectively, the “Debt Holders”) and Spirit Bear, the Debt Holders agreed to forgive debt of $1,161,894 and accrued interest owed to them by the Company (the “Debt”) and release the Company of any future liability or claim related to the Debt, the shares of any class of equity in the Company, and any obligation or liability of the Company. Pursuant to the Debt Settlement agreement, the Debt Holders deposited 4,676,000 shares of common stock into escrow. Upon the filing of a registration statement with the SEC, on January 11, 2013, 3, 676,000 shares were cancelled and returned to treasury. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share at the rate of $10,000 per month commencing within 90 days after the Company achieves $1,000,000 in gross revenues from business operations.

In October 2011, Judson Bibb, our Vice President, Secretary and a director, received a gift of 5,000,000 shares from PPEG. The shares were subsequently returned on April 13, 2012.

On April 12, 2011, Judson Bibb, our Secretary and a director, provided an interest-free loan to the Company in the amount of $22,910 which remains outstanding.

On February 20, 2013, the Board at that time, consisting of Messrs. Hassett, Ponder and Bibb, approved the following compensation for its officers: (i) $13,500 per month for Timothy Hassett, as Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, as Chief Financial Officer and Treasurer, (iii) $12,500 per month for Theodore Banzhaf, as President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, as Vice President and Secretary. Such compensation accrues commencing January 15, 2013 but will not be paid until the Company raises $1,000,000. As of July 24, 2013, the Company raised $1,000,000.

On February 20, 2013, the Board also approved increased compensation if and when the Company achieves the following milestones: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President and the Chief Technical Officer will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President and the Chief Technical Officer shall increase to $20,000 per month, and the compensation for the Vice President and Secretary will increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer will increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer will increase to $18,000 per month, the compensation for the President will increase to $24,000 per month, the compensation for the Chief Technical Officer will increase to $25,000 per month, and the compensation for the Vice President and Secretary will increase to $12,000 per month. With the achievement of the fourth milestone, the compensation for the Chief Executive Officer will increase to $30,000 per month, the compensation for the Chief Financial Officer and Treasurer will increase to $24,000 per month, the compensation for the President will increase to $29,000 per month, the compensation for the Chief Technical Officer will increase to $30,000 per month, and the compensation for the Vice President and Secretary will increase to $15,000 per month.

The Board also authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for common stock available for each officer in addition to performance payments from 5% of the Company’s net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

In addition on February 20, 2013, the Board approved the decrease in the exercise price of the five outstanding options to purchase 1,000,000 shares held by Theodore Banzhaf, our President, and to provide for cashless exercise of these options. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices had been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause. On March 24, 2013, the Company and Theodore Banzhaf signed an agreement rescinding the decrease in the milestone price of the five options to purchase 1,000,000 shares as well as the cashless exercise thereof.

On February 20, 2013, the Board also granted Judson Bibb an option to purchase 2,000,000 shares of common stock, at a purchase price of par value, or $0.001 per share. The options expire one year after Mr. Bibb has been terminated without cause. The options can be exercised on a cashless basis. On March 21, 2013 Judson Bibb signed an agreement rescinding the option grant.

In January, 2013, Quentin Ponder, our Chief Financial Officer and a director, was repaid $12,100 on an interest-free unsecured loan made to the Company in 2012.

As of July 24, 2013, the Company had raised $1 million. Therefore, as per the board resolution passed on February 20, 2013, Mr. Hassett consulting fee increased to $13,500 a month, Mr. Banzhaf’s increased to $12,500 a month, Mr. Ponder’s increased to $10,000 a month and Mr. Bibb’s increased to $8,000 a month. As noted above, the accruals began on January 15, 2013. The validity of the compensation is an issue in the pending litigation with Spirit Bear at described above in Item 3. Legal Proceedings.

Spirit Bear Limited

On December 14, 2012, the Company entered into a Securities Purchase Agreement with Spirit Bear pursuant to which it sold to Spirit Bear (i) 200 shares of the Company’s Preferred Stock and (ii) warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share, 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, and 2,000,000 shares of the Company’s common stock at an exercise of $0.75 per share, each subject to adjustment as provided in the warrant. The aggregate purchase price for the Preferred Stock and warrants was $500,000, of which $313,777.62 was paid in cash and $186,222.38 was paid by cancelation of $186,222.38 in outstanding indebtedness held by Spirit Bear. The warrants may be exercised on a cashless basis.

The Company and Spirit Bear also entered into a registration rights Agreement, dated December 14, 2012 (the “Registration Rights Agreement”) pursuant to which the Company is obligated to file a registration statement to register the shares issuable upon conversion of the preferred stock and the shares issuable upon the exercise of the warrants held by it. Each share of the Preferred Stock was initially convertible into 20,000 shares of Company’s common stock at a conversion price of $2,500 per share. The holders of the Preferred Stock are entitled to be paid prior and in preference to any payment or distribution of any available funds and assets on any shares of common stock, an amount per share equal to a liquidation price of $2,500 per share of the Preferred Stock.

Pursuant to the Securities Purchase Agreement, as amended on April 12, 2013, the Company shall have the option to require Spirit Bear to purchase up to an additional 200 shares of Preferred Stock and associated warrants in the event that written certification from a federally licensed testing facility reasonably acceptable to Spirit Bear, evidencing that three motors or alternators or two motors and one AMP system incorporating the Company’s technology have been comprehensively tested in accordance with applicable NEMA, ANSI and IEEE standards and that the results of these tests meet or exceed the minimum requirements for certification under those standards; that those same motors, alternators and/or system incorporating the Company’s technology have passed tests with respect to (i) IEEE 112 in Methods E, E1, F or F1 with a maximum horsepower of 4,000 for F or F1, (ii) sound pressure testing to IEEE 85 and NEMA MG1 20 standards, (iii) bearing temperature testing, (iv) speed versus torque/current testing, (v) polarization index testing per IEEE 45 standards, and (vi) IEEE 112 Method B for full efficiency; and that testing evidences an improvement in power density of at least 12%) compared to the same motor or alternator not incorporating the technology. In the event the Company shall not have received such certification by December 14, 2013, Spirit Bear has a 12 month option, to purchase an additional 200 shares of Preferred Stock and associated warrants. On December 13, 2013 Spirit Bear and its counsel were advised that since the results of the testing of the Company's technology met or exceeded the minimum requirements as provided, Spirit Bear no longer has such option.

On February 6, 2013, the Company received a letter from Spirit Bear which stated that the Company was in default of the Securities Purchase Agreement. According to Spirit Bear, the Company had not acted promptly to make 50% of the board of directors Spirit Bear designees. In addition, Spirit Bear stated that the Company had not amended its Bylaws with respect to special meetings and meeting adjournments nor had it provided a certified copy of its Articles of Incorporation within 10 days of the closing of the Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, the Company’s bylaws relating to special meetings and meeting adjournments were amended as required. Jay Palmer and Carrie Dwyer were appointed to the board of directors on February 20, 2013 and Donica Holt was appointed to the board of directors on March 7, 2013.

The Company received another letter from counsel to Spirit Bear on March 7, 2013 indicating that the Company was still in default of its obligations under the Securities Purchase Agreement, that the Company knowingly prevented the Spirit Bear directors from considering certain self-dealing salary increases, and that the option grant to Judson Bibb discussed above triggered the anti-dilution provision provided for in the Securities Purchase Agreement.

On April 12, 2013, the Company and Spirit Bear Limited reached agreement regarding the settlement of allegations that the Company did not perform certain obligations pursuant to the Securities Purchase Agreement, and with respect to certain actions taken by the Company with respect to providing compensation to its management. Spirit Bear agreed to discharge the Company from all such claims Spirit Bear may have had as well as to forgo all actions of any kind related to those claims which existed on or prior to April 12, 2013. Both parties also agreed that the signing of the agreement did not constitute an admission of wrongdoing or liability. To satisfy the allegations, the Company and Spirit Bear agreed to amend the Company’s Certificate of Designation to provide that each share of Preferred Stock would be convertible into 50,000 shares of common stock and have voting rights equal to 50,000 shares.

Since the Company had never had a stockholders’ meeting since its inception, management of the Company desired to have such a meeting. The initial draft of a proxy for an annual meeting was first circulated to the Board in June and input was received from counsel retained by the three directors (the “SBL Directors”) nominated by Spirit Bear (namely, Jay Palmer, Carrie Dwyer and Donica Holt); the draft was circulated back and forth for over a month. Simultaneous with the preparation of said proxy, the Company and the SBL Directors were negotiating, among others, terms of future capital raises and board committees. Once counsel to the SBL Directors made it clear that they would not move further with these negotiations until and unless certain material changes were made with respect to the management of the Company, there were no further discussions regarding a settlement. Notwithstanding the litigation between the parties described below, in a further attempt to provide the stockholders of the Company an opportunity to be heard, on September 30, 2013, a draft of a special meeting of the stockholders was sent to counsel to Spirit Bear. One of the proposals of this meeting to be called by the Chairman of the Company was a proposal that was included in the previous drafts, to amend the Bylaws to provide that the Company’s Board shall have the power to remove a director from office. Counsel to the SBL Directors objected to the inclusion of such a proposal. Said counsel also objected to the narrative describing the relationship with SBL, and after several drafts the language which was ultimately agreed upon between management and the SBL Directors were contained in the proxy filed by the Company with the SEC on November 1, 2013.

However, after the filing of the definitive initial proxy on November 15, 2013, management determined that the stockholders holding a majority of the issued and outstanding shares should have the ability to elect the directors of the Company. In order for that to occur, the three management directors determined to add a proposal regarding amending the bylaws to the proxy. Accordingly, all disclosure contained in the initial proxy (which in its entirety had been approved by the SBL Directors and its counsel) is identical to that contained in the proxy filed on December 24, 2013 other than the disclosure with respect to proposals one and two as well as certain other disclosure which the Company revised from the initial proxy.

The entire Board, including the SBL Directors, received a draft of the proxy on December 5, 2013, with a note that the proxy was going to be filed that day. Neither the Company nor its counsel heard from any of the SBL Directors, their corporate counsel or their Nevada litigation firm prior to the filing of the preliminary proxy on December 5, 2013. Moreover, during the ten-day SEC review period neither the Company nor its counsel heard from any of the SBL Directors or their counsel regarding the proxy filed on December 24, 2013.

On August 16, 2013, the Company received a Demand for Documents and Demand to Cease and Desist from Nevada counsel representing Spirit Bear and Jay Palmer, one of the three directors of the Company who was appointed by Spirit Bear. Such notice requires the Company to provide Mr. Palmer all books and records regarding all equity or debt issued by the Company since January 1, 2013 and an accounting of all compensation disbursed to Company executive officers since such date. Spirit Bear contends that management of the Company issued equity or debt without authority, and established compensation levels for the Company’s officers and paid salaries to its officers in violation of its agreements with Spirit Bear and the Company’s public filings.

On August 27, 2013 the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and the defendants are bound by the Settlement Agreement. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating this Lawsuit. The Company amended its complaint and dismissed Mr. Palmer and Mrs. Dwyer and Holt from the Lawsuit and sought an emergency summary judgment motion requesting declaratory relief that the February resolutions are valid. Defendant Spirit Bear objected to the Company's designation of its motion as a purported emergency because it improperly denies Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims. On October 28, 2013, Spirit Bear responded to the Company's amended complaint and asserted derivative third-party claims in the Lawsuit on behalf of the Company against Messrs.Hassett, Banzhaf, Ponder, Bibb and Hodowanec.

On September 16, 2013, Jay Palmer brought an emergency petition for a writ ordering the Company to allow him to inspect the books and records of the Company. On October 1, 2013 the court granted Mr. Palmer the right to inspect the books and records regarding (a) all equity or debt issued by Company management since January 1, 2013 and (b) all compensation disbursed to the Company's executive officers since January 1, 2013, with an accounting of disbursements. To date, the Company has not received any notification from Mr. Palmer or his counsel regarding when he desires to inspect the books and records with respect to said two matters.

On October 5, 2013, the Company issued Spirit Bear a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.35 per share as a result of the Company not maintaining an effective registration statement for Spirit Bear’s securities.

See “Item 3. Legal Proceedings” above for a description of the legal proceedings between the Company and Spirit Bear.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the American Stock Exchange.

Item 14. Principal Accountant Fees and Services.

Principal Accountants:

For the year ended December 31, 2012
DeJoya Griffith and Company, LLC
2580 Anthem Village Drive
Henderson, NV 89052

For the year ended December 31, 2013
Anton and Chia, LLP
4400 MacArthur Blvd, Suite 970
Newport Beach, CA 92660

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Anton and Chia, LLP, for audit and review services for the fiscal year ended December 31, 2013 were $15,600 . The aggregate fees billed for professional services rendered by our principal accountant, DeJoya Griffith and Company, LLC, for audit and review services for the fiscal year ended December 31, 2012 were $21,400.

We incurred no audit-related fees, tax fees or other fees for professional services rendered by our principal accountants for the years ended December 31, 2013 and 2012.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

As we progress in our business plans and add directors, we hope to establish an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Anton and Chia’s and DeJoya, Griffith’s respective engagements to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC on August 9, 2007)

3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 9, 2010)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC on August 9, 2007)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2012)

3.5	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the SEC on May 15, 2012)

3.6	Bylaws dated February 20, 2013 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed with the SEC on April 15, 2013

3.6.1	Amendment to Article VII of the Bylaws (incorporated by reference to Exhibit 3.6.1 to the Company’s Form 8-K filed with the SEC on June 27, 2013)

3.7	Amendment to Article II, Section 2 of the Bylaws (incorporated by reference to Exhibit 3.7 to the Company’s Form 8-K filed with the SEC on January 17, 2014)

4.1	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)

4.1.1
Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2013)

10.1
Joint Venture Agreement dated September 3, 2010 between Phoenix Productions and Entertainment Group, LLC and the Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on September 9, 2010)

10.2
Loan Agreement between Phoenix Productions and Entertainment Group and the Company effective September 7, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed with the SEC on October 3, 2011)

10.3
Stock Purchase and Sale Agreement dated November 17, 2010 between Phoenix Productions and Entertainment Group, LLC, Judson Bibb and the Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on December 28, 2010)

10.4
Agreement for the Exchange of Common Stock of HPEV, Inc. dated March 29, 2011 among the Company, HPEV, Inc., Timothy Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the SEC on October 3, 2011)

10.5
Addendum to Share Exchange dated June 14, 2011 among the Company, HPEV, Inc., Timothy Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 19, 2011)

10.6
Memorandum of Agreement dated December 24, 2010 by and between the Company and Taharqa Aleem and Tunde Ra Aleem a/k/a Albert Allen and Arthur Allen (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on December 29, 2010)

10.7
Letter of Agreement dated September 17, 2010 among USEE, Inc., USEE, CA, Inc. and the Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on September 24, 2010)

10.8
Termination Letter dated November 15, 2010 from the Company to USEE, Inc. and USEE, CA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 15, 2010)

10.9
Amended and Restated Asset Purchase and Sale Agreement between Trinity Springs Ltd. and the Company effective January 26, 2011 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on March 15, 2011)

10.10
Membership Interest Purchase Agreement related to Harvest Hartwell CCP, LLC dated September 30, 2010 between Richard Glisky and the Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on October 7, 2010)

10.11	Rescission Agreement dated September 2, 2011 between Richard Glisky and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the SEC on October 3, 2011)

10.12	Consulting Agreement dated April 1, 2011 between Summit Management and HPEV, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the SEC on April 2, 2012)

10.13	Consulting Agreement dated April 1, 2011 between Timothy Hassett and HPEV, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the SEC on April 2, 2012)

10.14	Addendum to Summit Management Consulting Agreement dated January 2, 2012. (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the SEC on April 2, 2012)

10.15	Addendum to Timothy Hassett Consulting Agreement dated January 2, 2012(incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the SEC on April 2, 2012)

10.16	Consulting Agreement dated February 13, 2012 between Lagoon Labs, LLC and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 15, 2012)

10.17	Warrant issued to McMahon, Serepca LLP for financial accommodations dated June 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 19, 2012)

10.18	Spirit Bear Note and Warrant Purchase Agreement dated August 9, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on November 19, 2012)

10.19
Spirit Bear Promissory Note B-1 issued pursuant to the Note and Warrant Purchase Agreement and dated April 27, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on November 19, 2012)

10.20
Spirit Bear Promissory Note B-2 issued pursuant to the Note and Warrant Purchase Agreement and dated May 22, 2012. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on November 19, 2012)

10.21
Spirit Bear Promissory Note B-3 issued pursuant to the Note and Warrant Purchase Agreement and dated June 28, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the SEC on November 19, 2012)

10.22
Spirit Bear Promissory Note B-4 issued pursuant to the Note and Warrant Purchase Agreement and dated July 11, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the SEC on November 19, 2012)

10.23	Spirit Bear Loan Extension Agreement for Note B-1 dated October 26, 2012 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the SEC on November 19, 2012)

10.24
Securities Purchase Agreement, dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.25
Registration Rights Agreement dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc.  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.26	Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to Company’s Current Registration Statement on S-1filed with the SEC on January 11, 2013)

10.27	Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc (incorporated by reference to Company’s Current Registration Statement on S-1filed with the SEC on January 11, 2013)

10.28	Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc (incorporated by reference to Company’s Current Registration Statement on S-1filed with the SEC on January 11, 2013)

10.29
Patent and Security Agreement dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc.  (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.30
Debt Settlement Agreement, dated December 11, 2012, by and among HPEV, Inc., Phoenix Productions and Entertainment Group and Action Media Group, LLC (incorporated by reference to Company’s Current Registration Statement on S-1filed with the SEC on January 11, 2013)

10.32	Loan Agreement dated March 7, 2012 between HPEV and Action Media Group LLC (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.33
Warrant issued to McMahon, Serepca, LLP for financial accommodation dated August 6, 2012 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.34	Recission Letter dated March 21, 2013 between Judson Bibb and the Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.35
Rescission Letter dated March 24, 2013 between Theodore Banzhaf and the Company (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.36
Settlement Agreement, dated April 12, 2013 between Spirit Bear Limited and the Company (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.38	Form of Subscription Agreement and Warrant Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014)

10.39
Employment Agreement, dated February 14, 2014, between the Company and Mark Hodowanec (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014)

10.40
Purchase Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.41
Registration Rights Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.42*	Consulting Agreement, dated May 1, 2012 with Bibb Productions & Consulting

10.43*	Employment Agreement, dated March 31, 2012 with Theodore Banzhaf

10.44*	Placement Agent and Advisory Services Agreement

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on October 3, 2011).

31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, INC.

Date: April 1, 2014	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer	April 1, 2014
Timothy Hassett	(Principal Executive Officer)

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer, Treasurer	April 1, 2014
Quentin Ponder	(Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President and Secretary	April 1, 2014
Judson Bibb