Form 10-K/A
period 2013-12-31
HPEV, INC.
filed 2014-04-23
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  55,594,579 shares of common stock as of  April 21 , 2014.

TABLE OF CONTENTS

Item No.		Page No.
1	Business	4
1A	Risk Factors	10
1B	Unresolved Staff Comments	19
2	Properties	19
3	Legal Proceedings	19
4	Mine Safety Disclosures	20

PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
6	Selected Financial Data	23
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	26
8	Financial Statements and Supplementary Data	27
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
9A	Controls and Procedures	67
9B	Other Information	68

PART IV

15	Exhibits, Financial Statement Schedules	69

	SIGNATURES	72

EXPLANATORY NOTE

HPEV, Inc. (the “Company” , “HPEV”, “we” or “us”) is filing this Amendment No.1 (the “Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2014. This Amendment No. 1 is being filed to correct an accounting error that caused the misstatement of certain balance sheet and income statement amounts previously reported as of December 31, 2013. It was discovered that 200,000 warrants to be issued to Monarch Bay per the May 28, 2013 agreement had been treated as fully vested as of December 31, 2013, it was subsequently determined that Monarch Bay had not meet its contractual obligations as of December 31, 2013 and the warrants had not vested, causing the Company's financial statements as of December 31, 2013 to over-report consulting expense and over-report additional paid in capital by $103,944, respectively

This Amendment No.1 is also being filed to correct the omission of the report from our previous auditors, DeJoya Griffith and Company, LLC concerning their audit of the Company’s financial statements for the Company’s fiscal year ended December 31, 2012, in Item 8 of Part II of Form 10-K. At the time of the submission of the Form 10-K, we failed to include this as required. The amendment has no effect on the Company's financial statements for the year ended December 31, 2012 and 2013. In addition, this Amendment amends in its entirety Part I and Part II and incorporates various grammatical and other errors, none of which are considered material by management, our accountant or our auditors.

The other errors include:

Part I, Item 1, the correction of a typographical error to ensure that the 2013 research and development cost matches the cost stated in Part II, Item 8, Consolidated Statement of Operations;
Part II, Item 7, the correction of a transcription error to in Part II, Item 7 to ensure the two equity-based consultant expense totals are associated with their appropriate years’ end;
Part II, Item 8, fully diluted earnings per share were improperly displayed with the inclusion of dilutive instruments in the calculation. Diluted loss per share includes potentially dilutive securities such as warrants and converted notes using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the warrants should not have been included in the loss per share calculations because their inclusion would have been anti-dilutive, therefore, the notations were removed from 2012 and 2013 calculations;
Part II, Item 8, the correction of a typographical error in the Consolidated Statement of Cash Flows;
Part II, Item 8, the addition of supplemental information that was not appropriately displayed in the Consolidated Statement of Cash Flows;
Part II, Item 8, Note 6, the correction of a typographical error in the date of an agreement signed in 2012;
Part II, Item 8, Note 12, the correction of transcription error to match what was previously filed.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the original Form 10-K Filing has been amended to include as exhibits new certifications by our principal executive officer and principal financial and accounting officer.

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

Manufacturing

We do not plan to manufacture in-house. The Company plans to outsource manufacture of its on-board mobile auxiliary power kit. For our thermal technologies, the Company plans to rely on product development agreements with manufacturers who will then pay a license or royalty per unit. The agreements delineate the respective intellectual property owned by both companies, describe the goal of the testing to verify the savings and value to a particular company, the equipment to be modified, the criteria that constitute successful testing, how and where the tests will be conducted and the next steps to be taken in the event of successful testing. For plug-in, hybrid conversions, the Company plans to use off-the-shelf and made-to-order equipment combined with proprietary software owned by the Company and created specifically for use on our parallel platform. To that end, the Company has sourced and priced electric motors, generators and other components as well as software programming. Installations will be performed by licensees of our ELA technology, but we currently have no license agreements.

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

As a company, we do not plan to manufacture any of our products. Therefore, the government regulations we will be subject to will cover storage and involve rotating the shafts of electric motors on a regular basis.

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

Although we believe that our operations and products are in material compliance with current applicable regulations noted within this section, there can be no assurance that changes in such laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. New regulations could also require our licensees to redesign their products which could cause us to redesign our technologies which, consequently, could affect market growth for our products.

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

Research and Development

During fiscal 2012 and 2013, we incurred research and development costs of $242,717 and $486, 160, respectively. Such costs were not borne directly by customers.

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

We were incorporated in 2002 and in March 2011, we began commercialization of our technologies and research and development activities. We incurred losses since inception of $8,858,166 . We recorded a net loss of $3,037,594 as of December 31, 2013 and a net loss of $696,357 as of December 31, 2012. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop and commercialize our technologies and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition and results of operations will be adversely affected.

We were incorporated in 2002 and in March 2011, we began commercialization of our technologies and research and development activities. We incurred losses since inception of $7,118,405. We recorded a net loss of $3,161,896 as of December 31, 2013 and a net gain of $791.437 as of December 31, 2012. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop and commercialize our technologies and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition and results of operations will be adversely affected.

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

On August 27, 2013, the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, and the two other former directors and Spirit Bear Board appointees, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and that the defendants are bound by the Settlement Agreement, dated April 12, 2013. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating the Lawsuit. On October 9, 2013, the Company filed a First Amended Complaint which dismissed, without prejudice, Mr. Palmer, Mrs. Dwyer and Holt from the Lawsuit. On October 28, 2013, Spirit Bear responded to the Company's First Amended Complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV (“Third Party Lawsuit”) against Timothy Hassett, Theodore Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec (“Third Party Defendants”).

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

Results of Operations

Fiscal Year Ended December 31, 2013 compared to December 31 , 2012

Revenues

We generated no revenues for the fiscal years ended December 31, 2013 and December 31, 2012.

Expenses

Operating expenses for the fiscal year ended December 31, 2013 were $2,875,208 as compared to operating expenses of $52,311 for the fiscal year ended December 31, 2012.

Operating expenses for the fiscal year ended December 31, 2013 consisted primarily of professional fees of $491,643, consulting fees of $1,472,444 and research and development of $486,160 and general and administrative expenses of $395,476, as compared to professional fees of $447,139, consulting fees of $1,902,392 and research and development of $242,717 and general and administrative expenses of $110,063 in the year ending December 31, 2012.  The increase in operating expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was mainly due to increased net equity based compensation to consultants and general and administrative expenses incurred as result of increased activity to further develop the Company's technologies.  The Company incurred $844,126 in equity based compensation expense to consultants in the year ended December 31, 2013 as compared to net equity compensation to consultants and shareholders of $(1,022,090) for the year ended December 31, 2012 .

Net Loss

For the fiscal year ended December 31, 2013, the Company incurred a net loss of $3,037,594 as compared to a net loss of $696,357 for the fiscal year ended December 31, 2012 the difference was mainly a result of the reversal of $2,650,000 of director compensation to Judson Bibb which was paid from shares contributed by PPEG in the year ended December 31, 2011.

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

During the year ended December 31, 2013, the Company had working capital deficit of $58,880. Cash outflow used by operating activities was $1,728,057. The majority of which consisted of professional fees, payments to consultants and research and development. Cash outflow from investing activities was $25,115 consisting of legal fees incurred for patents assigned to us. Cash inflow from financing activities of $2,036,000 consisted of $900 in proceeds from notes payable from a related party and $2,047,200 from issuances of our common stock offset by $12,100 in payments on notes payable from a related party.

We have an accumulated deficit since inception of $8,858,166  and our auditors have expressed substantial doubt about our ability to continue as a going concern unless we are able to generate revenues.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $8,858,166 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct a misstatement of the Company’s original accounting for a stock warrant.

/s/ Anton & Chia, LLP

Newport Beach, CA
March 31, 2014, except as to Note 3 as to which the date is April 23, 2014

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

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

/s/ De Joya Griffith, LLC

Henderson, Nevada
May 17, 2013

HPEV, INC.
(A Development Stage Company)
 Consolidated Balance Sheets

	As of	As of
	December 31, 2013	December 31, 2012
	(Restated)	(Restated)
ASSETS

Current assets
Cash	$477,549	$194,721
Prepaid expenses	-	373,679
Total current assets	477,549	568,400
Intangible assets	98,697	73,582

Total assets	$576,246	$641,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$230,527	$177,280
Accounts payable – related party	272,564	52,305
Accrued payroll liabilities	10,428	-
Notes payable-related party	22,910	34,110
Total current liabilities	536,429	263,695

Total liabilities	536,429	263,695

Stockholders' equity
Preferred stock: $.001 par value: 15,000,000 shares authorized, 199 and 200 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock; $.001 par value; 100,000,000 shares authorized, 48,700,929 and 42,970,441 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	48,702	42,970
Additional paid-in capital	8,840,840	6,116,420
Common stock held in escrow	8,441	39,469
Accumulated deficit during development stage	(8,858,166)	(5,820,572)
Total stockholders' equity	39,817	378,287

Total liabilities and stockholders' equity	$576,246	$641,982

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Consolidated Statement of Operations

	Year Ended	Year Ended	From inception (March 24, 2011) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Restated)	(Restated)	(Restated)

Revenue	$-	$-	$-
Cost of goods sold	-	-	-
Gross profit	-	-	-

Operating expenses
Director stock Compensation	-	(2,650,000)	-
Payroll and related expenses	29,485	-	29,485
Consulting	1,472,444	1,902,392	4,979,416
Professional fees	491,643	447,139	1,477,261
Research and development	486,160	242,717	843,232
General and administrative	395,476	110,063	547,340
Loss on deposit	-	-	100,000
Loss on intangible property	-	-	75,000

Total operating expenses	2,875,208	52,311	8,051,734

Other income and expenses
Interest expense	(182,032)	(277,545)	(459,577)
Interest income	171	-	171
Finance cost	-	(622,522)	(622,522)
Gain on settlement of debt	19,475	256,021	275,496

Net loss	$(3,037,594)	$(696,357)	$ (8,858,166)

Basic and fully diluted loss per common share	$(0.07)	$(0.01)

Basic and fully diluted weighted average common shares outstanding	45,327,116	47,646,411

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Consolidated Statement of Shareholder’s equity

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock Held In	Stock	Stock	Accumulated During Development Deficit	Total Stockholders'
	Shares	Amount	Shares	Amrount	Capital	Escrow	Receivable	Payable	Stage	Equity

Inception, March 24, 2011	-	$-	-	$-	$-		$-		$-	$-

Founder shares April 4, 2011			22,000,000	22,000	-	-	-		-	22,000

Shares issued for reverse merger April 15, 2011			23,956,690	23,957	8,178,258	-	(8,000,000)	-	-	202,215

Shares issued for consulting services April 1, 2011 @ $.70			1,100,000	1,100	768,900	-	-	-	-	770,000
										-
Shares issued for consulting services May 11, 2011 @ $.75			1,823,185	1,823	1,365,566	-	-	-	-	1,367,389

Shares received through cancellation of shares written-off prior to reverse merger.			(416,750)	(417)	417	-	-	-	-	-

Shares issued for direct investment November 8, 2011 @ $.33			150,000	150	49,850	-	-	-	-	50,000

Options granted for legal services	-	-	-	-	108,420	-	-	-	-	108,420

Shares issued to director by shareholder as compensation	-	-	-	-	2,650,000	-	-	-	-	2,650,000

Net loss	-	-	-	-	-	-	-	-	(5,124,215)	(5,124,215)

Balance as of December 31, 2011	-	-	48,613,125	48,613	13,121,411	-	(8,000,000)	-	(5,124,215)	45,809

Shares received from rescinded transaction prior to reverse merger February 13, 2012			(1,920,000)	(1,920)	(7,998,080)		8,000,000			-

Shares received through cancellation of shares written-off prior to reverse merger. February 17, 2012			(83,350)	(83)	83					-

Shares issued for consulting services March 23, 2012 @$1.07			1,000,000	1,000	1,069,000					1,070,000

Shares returned by director to shareholder April 13, 2012					(2,650,000)					(2,650,000)

Spirit Bear loan warrants finance cost April 27, 2012					516,992					516,992

Spirit Bear loan warrants finance cost May 22, 2012					64,560					64,560

Issuance of warrants of common stock June 1, 2012					99,229					99,229

Shares issued for direct investment June 12, 2012 @ $0.50			10,000	10	4,990					5,000

Shares issued for manufacturing services June 12, 2012 @ $0.75			26,666	26	19,974					20,000

Spirit Bear loan warrants finance cost June 28, 2012					1,621					1,621

Spirit Bear loan warrants finance cost July 11, 2012					39,349					39,349

Issuance of warrants of common stock August 6, 2012					110,029					110,029

Spirit Bear penalty warrants finance cost September 30, 2012					68,234					68,234

issunace of warrants of common stock November 9, 2012					72,748					72,748

Shares issued for direct investment December 5, 2012 @2,500	200	-			500,000					500,000

Spirit Bear penalty warrants finance cost December 31, 2012					129,179					129,179

Debt settlement – escrow shares			(4,676,000)	(4,676)	(34,793)	39,469				-

Debt settlement- forgiveness of debt					911,894					911,894

Officer contributed capital					70,000					70,000

Net Income									(696,357)	(696,357)

Balance as of December 31, 2012 (restated)	200	$-	42,970,441	$42,970	$6,116,420	$39,469	$-	$-	$(5,820,572)	$378,287

Shares issued to settle debt for legal services February 27, 2013 @ $0.26			25,000	25	6,475					6,500

Shares issued for cashless exercise of option February 27, 2013 @ $.55			90,000	90	(90)					-

Escrow shares retuned to treasury and cancelled per debt settlement agreement					31,028	(31,028)				-

Warrant issued for corporate development advisory services May 6, 2013					245,376					245,376

Shares issued for direct investment May 16, 2013 @ $0.23			750,000	750	249,250					250,000

Vested Warrants granted as retainer, finance cost, May 28, 2013				103,994	103,994

Shares issued for direct investment June 10, 2013 @ $0.237		225,000	225	99,775	100,000

Shares issued for direct investment July 1, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 1, 2013 @ $0.45		388,889	389	174,611	175,000

Shares issued for direct investment July 1, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 9, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 10, 2013 @ $0.444		225,000	225	99,775	100,000

Shares issued for conversion of preferred shares July 12, 2013 @ $0.50	(1)	50,000	50	(50)	-

Shares issued for direct investment July 15, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 16, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 16, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 16, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 16, 2013 @ $0.45		222,222	222	99,778	100,000

Shares issued for direct investment July 17, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment July 17, 2013 @ $0.45		166,666	167	74,833	75,000

Shares issued for direct investment July 19, 2013 @ $0.45		55,555	56	24,944	25,000

Shares issued for direct investment July 22, 2013 @ $0.450		55,555	56	24,944	25,000

Shares issued for direct investment July 22, 2013 @ $0.45		55,555	56	24,944	25,000

Shares issued for direct investment July 22, 2013 @ $0.45		55,555	56	24,944	25,000

Shares issued for direct investment August 2, 2013 @ $0.45		111,111	111	49,889	50,000

Shares issued for direct investment August 12, 2013 @ $0.45			166,667	167	74,833					75,000

Shares issued for direct investment August 13, 2013 @ $0.45			111,111	111	49,889					50,000

Shares issued for direct investment August 14, 2013 @ $0.45			336,956	337	(337)					-

Shares issued for cashless exercise of warrant August 19, 2013 @ $0.45			48,328	48	(48)					-

Shares issued for direct investment August 19, 2013 @ $0.45			111,111	111	49,889					50,000

Shares issued for direct investment August 21, 2013 @ $0.45			55,555	56	24,944					25,000

Shares issued for direct investment September 9, 2013 @ $0.45			196,875	197	(197)					-

Spirit Bear penalty warrants finance cost October 6, 2013					174,977					174,977

Shares issued for direct investment October 11, 2013 @ $0.45			222,222	222	99,778					100,000

Shares issued for direct investment December 17, 2013 @ $0.30			166,667	167	45,833					46,000

Shares issued for direct investment December 17, 2013 @ $0.30			100,000	100	27,500					27,600

Shares issued for direct investment December 17, 2013 @ $0.30			166,667	167	45,833					46,000

Shares issued for direct investment December 17, 2013 @ $0.30			100,000	100	27,500					27,600

Shares issued for direct investment December 17, 2013 @ $0.45			125,000	125	49,875					50,000

Warrants issued as commission, finance cost, December 18, 2013					21,277					21,277

Warrants granted for service to be provided December 20, 2013 @ $.50					99,750					99,750

Shares issued for direct investment December 22, 2013 @ $0.45			125,000	125	49,875					50,000

Net loss (restated)									(3,037,594)	(3,037,594)

Balance as of December 31, 2013 (restated)	$199	$-	$48,700,929	$48,702	$8,840,840	$8,441	$-	$-	$(8,858,166)	$39,817

The accompanying notes are an integral part of these consolidated financial statements.

HPEV, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	From March 24, 2011 (Date of Inception) Through
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013
	(Restated)	(Restated)	(Restated)
Operating Activities:
Net loss	$(3,037,594)	$(696,357)	$(8,858,166)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued to founder	-	-	22,000
Stock issued for consulting services	373,679	1,627,910	3,602,391
Gain on settlement of debt	(19,475)	(256,021)	(275,496)
Warrants issued for loan penalty	-	197,413	197,413
Warrants issued for services	470,447	-	470,447
Warrants issued for interest	174,977	282,006	565,403
Director stock compensation from shareholder	-	(2,650,000)	-
Amortization of financing cost	-	622,522	622,522
Impairment of intangible asset and deposit	-	-	175,000
Changes in operating assets and liabilities:
Increase in accrued interest	-	6,021	6,021
Increase in accrued payroll and related costs	10,428	-	10,428
Increase in accounts payable related party	220,259	52,305	272,564
Increase in accounts payable	79,222	143,579	314,865
Net cash used by operating activities	(1,728,057)	(670,622)	(2,874,608)

Investing Activities:
Increase of intangible assets	(25,115)	(29,018)	(98,697)
Cash acquired through reverse merger	-	-	37
Net cash used by investing activities	(25,115)	(29,018)	(98,660)

Financing Activities:
Proceeds from sale of common stock	2,047,200	5,000	2,102,200
Proceeds from sale of preferred stock	-	500,000	500,000
Proceeds from loans payable	-	-	-
Proceeds from notes payable	-	439,722	439,722
Payments on notes payable	-	(189,722)	(189,722)
Proceeds from notes payable – related party	900	62,200	611,507
Payments on notes payable – related party	(12,100)	(1,200)	(13,300)
Bank overdraft	-	-	410
Net cash provided by financing activities	2,036,000	816,000	3,450,817

Net increase in cash	282,828	116,360	477,549

Cash, beginning of period	194,721	78,361	-

Cash, end of period	477,549	194,721	477,549

Supplemental Information
Interest paid with cash	$-	$1,327	$1,327
Supplemental schedule of non – cash activities
Shares issued to settle accounts payable	$(25,974)	$-	$(25,974)
Shares held in escrow	$(31,028)	$-	$(31,028)
Accrued interest forgiven	$-	$6,021	$6,021
Related party accrued salary forgiven	$-	$70,000	$70,000
Related party notes payable forgiven	$-	$911,894	$911,894
Shares issued for services	$-	$446,427	$1,358,016
Warrants issued for services	$245,376	$-	$245,376
Common stock receivable	$-	$(8,000,000)	$-
Assumed as part of reverse merger
Intangible assets	$-	$-	$75,000
Deposit	$-	$-	$100,000
Prepaid asset	$-	$-	$375,002
Accounts payable	$-	$-	$(11,637)
Notes payable – related party	$-	$-	$(336,187)
Shares issued for prepaid services	$-	$1,090,000	$1,090,000

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of approximately $8,858,166 during the period from March 24, 2011 (Date of Inception) through December 31, 2013 and has not fully commenced its operations. The Company is still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and repay its liabilities arising from normal business operations when they come due. At this time, the Company is no longer seeking additional sources of capital through the issuance of debt, equity, or joint venture agreements, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Restatement

Upon completing the Company's March 31, 2014 financial statements, an accounting error was discovered that misstated certain balance sheet and income statement amounts previously reported as of December 31, 2013.  It was discovered that 200,000 warrants to be issued to Monarch Bay per the May 28, 2013 agreement had been treated as fully vested as of December 31, 2013, it was subsequently determined that Monarch Bay had not meet its contractual obligations as of December 31, 2013 and the warrants had not vested, causing the Company's financial statements as of December 31, 2013 to over-report consulting expense and over-report additional paid in capital by $103,944, respectively.

The following is a summary of the impact of these restatements on the Company's Consolidated Balance Sheet at December 31, 2013:

	December 31, 2013
	As previously	Error
	reported	correction		As restated

Additional paid-in capital	$8,944,784	$(103,944)	(a)	$8,840,840

Accumulated deficit	$(8,962,110)	$103,944	(a)	$(8,858,166)

(a) To correct errors due to over recognition of expenses related to non-vested warrants.

The following is a summary of the impact of these restatements on the Company's Consolidated Statement of Operations for the year ending December 31, 2013:

	December 31, 2013
	As previously	Error
	reported	correction		As restated

Consulting Expense	$1,576,388	$(103,944)	(a)	$1,472,444

Total operating expenses	$2,979,152	$(103,944)	(a)	$2,875,208

Net Loss	$(3,141,538)	$103,944	(a)	$(3,037,594)

(a) To correct errors due to over recognition of expenses related to non-vested warrants.

(b) The restatement had no material impact on the reported basic and fully diluted loss per common share

The following is a summary of the impact of these restatements on the Company's Consolidated Statement of Operations from inception (March 24, 2011) to December 31, 2013:

	December 31, 2013
	As previously	Error
	reported	correction		As restated

Consulting Expense	$5,083,360	$(103,944)	(a)	$4,979,416

Total operating expenses	$8,155,678	$(103,944)	(a)	$8,051,734

Net Loss	$(8,962,110)	$103,944	(a)	$(8,858,166)

(a) To correct errors due to over recognition of expenses related to non-vested warrants.

The following is a summary of the impact of these restatements on the Company's Consolidated Statement of Shareholder's Equity from inception (March 24, 2011) to December 31, 2013:

	December 31, 2013
	As previously	Error
	reported	correction		As restated

Additional paid-in capital	$8,944,784	$(103,944)	(a)	$8,840,840

Accumulated deficit	$(8,962,110)	$103,944	(a)	$(8,858,166)

(a) To correct errors due to over recognition of expenses related to non-vested warrants.

The following is a summary of the impact of these restatements on the Company's Consolidated Statement of Cash Flows for the year ending December 31, 2013:

	December 31, 2013
	As previously	Error
	reported	correction		As restated

Net loss	$(3,141,538)	$103,944	(a)	$(3,037,594)

Warrants issued for services	$574,391	$(103,944)	(a)	$470,447

(a) To correct errors due to over recognition of expenses related to non-vested warrants.

The following is a summary of the impact of these restatements on the Company's Consolidated Statement of Cash Flows from inception (March 24, 2011) to December 31, 2013:

	December 31, 2013
	As previously	Error
	reported	correction		As restated

Net loss	$(8,962,110)	$103,944	(a)	$(8,858,166)

Warrants issued for services	$574,391	$(103,944)	(a)	$470,447

(a) To correct errors due to over recognition of expenses related to non-vested warrants.

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

NOTE 8 – LOSS PER SHARE

Components of net loss per share for the year ended December 31, 2013 and 2012 are as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
		(Restated)
Net income (loss) attributable to common stockholders	$(3,037,594)	$(696,357)

Basic and fully diluted loss per common share	$(0.07)	$(0.01)

Basic and fully diluted weighted average common shares outstanding	45,327,116	47,646,411

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

On May 28, 2013 the Company executed an agreement with Monarch Bay Securities, LLC which required the issuance of 400,000 warrants at an exercise price of ($0.49) as a retainer for their services. 200,000 of the warrants were considered fully vested upon execution of the agreement, however, the warrants were not issued to the company until July 24, 2013. The remaining 200,000 warrants will not vest until the consultant has directly assisted the company is raising $750,000 in financing. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of 1.02%; dividend yield of 0% and expected volatility of 358%. To account for such grants to non-employees, we recorded the issuance the warrants as consulting expense in the amount of $103,944.

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

On December 20, 2013, the Company issued a warrant for 200,000 shares of HPEV common stock to Andrew Kyzyk in order to induce him to join the Company’s Board of Advisors and retain his services for a period of at least 12 months.

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2013 and changes during the year ended on that date:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)
Outstanding at December 31, 2012	8,395,004	$0.48	3.71
Granted	6,810,325	$0.50	2.50
Exercised	(100,000)	$0.275	-
Expired	-	$-	-
Outstanding at December 31, 2013	145,105,329	$0.46	2.49
Exercisable at December 31, 2013	145,105,329	$0.46	2.49

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

The components of the Company's deferred tax asset as of December 31, 2013 and 2012 is as follows:

	Since Inception to December 31, 2013	Since Inception to December 31, 2012
Net operating loss carry forward	$1,215,458	$483,525
Valuation allowance	(1,215,458)	(483,525)
Net deferred tax asset	$--	$--

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	As of December 31, 2013	As of December 31, 2012
Tax at statutory rate (35%)	$706,472	$241,239
Increase in valuation allowance	(706,472)	(241,239)
Net deferred tax asset	$--	$--

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

HPEV, INC.

Date: April 23, 2014	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer	April 23, 2014
Timothy Hassett	(Principal Executive Officer)

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer, Treasurer	April 23, 2014
Quentin Ponder	(Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President and Secretary	April 23, 2014
Judson Bibb