Form 10-Q
period 2014-03-31
HPEV, INC.
filed 2014-05-15
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Registrant’s telephone number, including area code: (813) 975-7467

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2014, there were 56,411,075 shares of common stock, $0.001 par value, issued and outstanding.

HPEV, INC.
(A Development Stage Company)

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I. Financial Information

Item 1. Financial Statements

HPEV, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$2,519,665	$477,549
Prepaid expenses	14,107	-
Total current assets	2,533,772	477,549
Intangibles	113,933	98,697
Total assets	$2,647,705	$576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,972	$230,527
Accounts payable – related party	373,134	272,564
Accrued payroll liabilities	34,961	10,428
Notes payable – related party	22,910	22,910
Total current liabilities	554,977	536,429

Commitments and contingencies (Note 2)	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 160 and 200 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 54,577,432 and 48,700,929 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	53,906	48,702
Additional paid-in capital	24,346,621	8,944,784
Common stock issuable	1,635,652	-
Common stock held in escrow	8,441	8,441
Accumulated deficit during development stage	(23,951,892)	(8,962,110)
Total stockholders’ equity	2,092,728	39,817

Total liabilities and stockholders’ equity	$2,647,705	$576,246

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		March 24, 2011 (Date of Inception) Through March 31,
	2014	2013	2014
Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-

Operating expenses
Payroll and related expenses	197,511	-	226,996
Consulting	6,502,145	427,003	11,481,561
Professional fees	103,898	47,516	1,581,159
Research and development	176,074	2,000	1,019,306
General and administrative	156,259	52,010	703,599
Loss on deposit	-	-	100,000
Loss on intangible property	-	-	75,000
Equity-based compensation	7,950,000	-	7,950,000
Total operating expenses	15,085,887	528,529	23,137,621

Other income and (expense)
Interest expense, net	(7,839)	-	(467,245)
Finance cost	-	-	(622,522)
Gain on settlement of debt	-	19,475	275,496

Net loss	$(15,093,726)	$(509,054)	$(23,951,892)

Net loss per common share:
Basic and diluted	$(0.30)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	50,511,090	43,029,189

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		March 24, 2011 (Date of Inception) Through March 31,
	2014	2013	2014
Operating Activities:
Net loss	$(15,093,726)	$(509,054)	$(23,951,892)
Stock issued for services	302,250	296,985	3,926,641
Warrants issued for services	6,077,735	-	6,548,182
Warrants issued for interest	-	-	565,403
Warrants issued for loan penalty	-	-	197,413
Gain on settlement of debt	-	(19,475)	(275,496)
Amortization of financing cost	-	-	622,522
Impairment of intangible asset and deposit	-	-	175,000
Equity-based compensation	7,950,000	-	7,950,000
Changes in operating assets and liabilities:
Prepaid expenses	(14,107)	-	(14,107)
Accounts payable	(106,555)	4,972	208,310
Accounts payable – related party	100,570	64,922	373,134
Accrued payroll liabilities	24,533	-	40,982
Net cash used in operating activities	(759,300)	(161,650)	(3,633,908)

Investing Activities:
Intangible assets	(15,236)	(14,382)	(113,933)
Cash acquired through reverse merger	-	-	37
Net cash used in investing activities	(15,236)	(14,382)	(113,896)

Financing Activities:
Proceeds from sale of common stock	2,816,652	-	4,918,852
Proceeds from sale of preferred stock	-	-	500,000
Proceeds from notes payable	-	-	439,722
Payments on notes payable	-	-	(189,722)
Proceeds from notes payable – related party	-	900	611,507
Payments on notes payable – related party	-	(12,100)	(13,300)
Bank overdraft	-	-	410
Net cash provided by (used in) financing activities	2,816,652	(11,200)	6,267,469

Net increase (decrease) in cash	2,042,116	(187,232)	2,519,665

Cash, beginning of period	477,549	194,721	-

Cash, end of period	$2,519,665	$7,489	$2,519,665

Cash paid for interest	$7,848	$-	$9,185

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

HPEV, Inc., (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada on July 22, 2002. We are formerly known as Bibb Corporation and Z3 Enterprises. We have developed and are currently commercializing heat dispersion technology in three market segments: motors and generators, pumps (initially drypit submersible pumps) and mobile electric generation (Mobile Generation). We intend to commercialize our technology in several additional market segments, including bearings, brakes and calipers. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and reduce manufacturing cost structures in several large industries, beginning with motors and generators, drypit submersible pumps and fleet vehicles. We currently own the rights to five patents and have multiple patent applications pending.

Basis of Presentation

We are not generating revenue and our operations have consisted of general administrative and pre-production activities. Accordingly, we are considered a development stage company. The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2013.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses since inception and have not fully commenced operations. We are still in the development stage, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate future revenue, achieve profitable operations and repay our obligations when they come due. We have entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC, subject to certain limitations over a 36-month period, when the registration statement we filed is declared effective by the SEC, but there can be no assurance that we will be successful in accomplishing our objectives. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management believes that it has adequate funding to ensure completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible drypit applications; to license and sell a mobile generation (ultimate power truck and ultimate work truck) driven by our proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, tractor trailers and buses.

Recently Issued Accounting Pronouncements

We have evaluated the recent accounting pronouncements through ASU 2014-10 and believe that none of them will have a material effect on our financial statements.

Note 2 – Commitments and Contingencies

On December 12, 2012, we concluded negotiations on a debt settlement agreement by and among the Company, Phoenix Productions and Entertainment Group (“PPEG”), Action Media Group, LLC (“Action Media”) and Spirit Bear Limited (“Spirit Bear”) (PPEG and Action Media collectively, the “Debt Holders”). The Debt Holders were to return to escrow a total of 4,676,000 shares of our common stock. 3,676,000 of these shares were returned and cancelled on January 14, 2013, following our filing a registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share (or $400,000) at the rate of $10,000 per month commencing within 90 days of the Company achieving $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis, based on each company’s respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity on the balance sheets as common stock held in escrow.

We are a party to legal proceedings, which we are defending vigorously. At this time we cannot predict the outcome or estimate the cost to us, if any. Accordingly, we have not recorded any expense or liability associated with these proceedings. If these proceedings are not resolved in our favor, in future periods there may be an impact to our results of operations and financial position.

Note 3 – Equity

We routinely issue warrants in exchange for services, as well as to settle long-term debt. The following is a summary of warrant activity:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)
Outstanding, December 31, 2013	15,105,329	$0.50	2.2
Granted	10,788,113	0.65
Exercised	(574,717)	0.38
Expired	(200,000)	0.49
Outstanding, March 31, 2014	25,118,725	0.56	3.0
Exercisable, March 31, 2014	24,918,725	0.56	3.0

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected life and the expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for the estimated life of the warrant. The following summarizes the Black-Scholes assumptions used for warrant grants that were expensed:

Three months ended March 31,
	2014	2013
Volatility	325 – 330%	-
Risk-free interest rate	1.4 – 1.6%	-
Expected life (years)	2.5 – 5.0	-
Dividend yield	-	-

During the three months ended March 31, 2014, we entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC, subject to certain limitations, over a 36-month period, when the registration statement we filed is declared effective by the SEC. As part of that agreement, we issued 671,785 shares of common stock for no consideration.

Note 4 – Equity-based Compensation

Amounts recognized in the condensed consolidated financial statements related to equity-based compensation are as follows:

	Three months ended March 31,
	2014	2013
Total cost of stock-based compensation charged against income	$7,950,000	$-

Impact on net loss per common share:
Basic and diluted	$(0.16)	$-

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. The following summarizes the Black-Scholes assumptions used for stock option grants:

	Three months ended March 31,
	2014	2013
Volatility	325%	-
Risk-free interest rate	2.7%	-
Expected stock option life (years)	10	-
Dividend yield	-	-

The following is a summary of stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	-
Stock options granted	5,000,000	$2.00	No expiration	$-
Stock options forfeited	-
Stock options expired	-
Stock options exercised	-
Outstanding, March 31, 2014	5,000,000	$2.00	No expiration	$-
Exercisable, March 31, 2014	5,000,000	$2.00	No expiration	$-

Note 5 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2014	2013
Net loss available for stockholders	$(15,093,726)	$(509,054)
Weighted average outstanding shares of common stock	50,511,090	43,029,189
Dilutive effect of stock options and warrants	-	-
Common stock and equivalents	50,511,090	43,029,189

Net loss per share – Basic and diluted	$(0.30)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Discussion and Outlook

HPEV, Inc., (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada on July 22, 2002. We are formerly known as Bibb Corporation and Z3 Enterprises. We have developed and are currently commercializing heat dispersion technology in three market segments: motors and generators, pumps (initially drypit submersible pumps) and mobile electric generation (Mobile Generation). We intend to commercialize our technology in several additional market segments, including bearings, brakes and calipers. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and reduce manufacturing cost structures in several large industries, beginning with motors and generators, drypit submersible pumps and fleet vehicles. We currently own the rights to five patents and have multiple patent applications pending.

The patents and patents-pending cover heat pipe architecture(s) and their applications, a parallel power platform and a parallel power gearing system. Additionally, we believe that the technology enhances the lifespan and effectiveness of many types of heat-producing mechanical equipment including vehicle components. HPEV thermal technology delivers the power density of a water-cooled motor or generator in a totally enclosed and nearly maintenance free enclosure. We project that our patent-pending Radial Vent Thermal technology can increase power density in several classes of motor enclosure ratings including Open, WPI (Weather Protected I) and WPII (Weather Protected II) enclosures by up to 20%. The parallel power platform enables vehicles, regardless of their fuel type (diesel, gas, CNG, LNG, Fuel Cell and battery operated), to alternate between two sources of power and forms the basis of the electric load assist delivered to the engine. The parallel power input gearing unit enables vehicles to run an on-board generator to deliver mobile electric power.

We intend to license heat pipe technology to manufacturers of electric motors, electric generators, as well as manufacturers of vehicle parts, such as brakes, resistors and calipers. In Mobile Generation, we have completed conversion of our 25 kilowatt (“kW”) demonstration vehicle and others are nearing completion and we intend to commercialize the product for availability through retrofit on three vehicle platforms this year. We also intend to develop and commercialize Mobile Generation in power output ranges from 25kW up to 200kW in 2014. The demonstration vehicles are being used to showcase the effectiveness of the technology, generate data and as a marketing tool to generate orders. The target markets include public utilities, commercial and fleet vehicles, including heavy duty pick-up trucks, tractor trailer trucks and buses. We have executed product development agreements with two multi-national manufacturers. We are currently negotiating with a number of fleet owners and manufacturers to install our Mobile Generation system in their work vehicles.

We have not generated any revenues to date. We currently expect to begin generating revenues in the second quarter of 2014, and hope to be cash flow positive in 2015, although there can be no assurances that we will be able to do so in this timeframe, or at all. We generally incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Results of Operations

For The Three Months Ended March 31, 2014 and 2013

The following table sets forth, for the periods indicated, condensed statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended March 31,
	2014	2013	Change	%
Revenues	$-	$-	N/A	N/A

Operating expenses
Payroll and related expenses	$197,511	$-	$197,511	N/A
Consulting	6,502,145	427,003	6,075,142	1,423%
Professional fees	103,898	47,516	56,382	119%
Research and development	176,074	2,000	174,074	8,704%
General and administrative	156,259	52,010	104,249	200%
Equity-based compensation	7,950,000	-	7,950,000	N/A
Total operating expenses	$15,085,887	$528,529	$14,557,258	2,754%

Other income and (expense)	$(7,839)	$19,475	(27,314)	(140)%

Net loss	$(15,093,726)	$(509,054)	(14,584,672)	2,865%

Revenues

During the three months ended March 31, 2014 and 2013, and since inception, we have not generated any revenues.

Operating Expenses

Operating expenses have increased during the three months ended March 31, 2014 compared to March 31, 2013, due primarily to increased efforts and expenditures associated with raising capital, bringing our technology to the point of commercialization, and positioning ourselves to generate revenue. The most significant increase was for equity-based compensation to our key management members, and common stock warrants issued to individuals who assisted with our capital raises and provided other consulting services.

Other Income and Expense

The increase in other expense related to our debt structure, as we had a gain on debt settlement during the three months ended March 31, 2013, while we incurred interest expense during the three months ended March 31, 2014.

Net Loss

Since we are a development stage company and have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, and debt financing. This includes settling expenses and debt in exchange for warrants in our common stock. At March 31, 2014, we had cash and cash equivalents of $2,519,665.

We executed an agreement on February 19, 2014, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which gives us the right to sell to Lincoln Park up to $10,000,000 in shares of our common stock, subject to certain limitations, over a 36-month period when the registration statement that we filed is declared effective by the SEC. If the registration statement is declared effective, we hope that the funds from selling shares to Lincoln Park will be sufficient to meet our liquidity needs until we begin generating cash flows from revenues.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $1,978,795 and $(58,880), respectively, at March 31, 2014 and December 31, 2013. The increase in working capital was due primarily to sales of common and preferred stock.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	$(759,300)	$(161,650)
Net cash used in investing activities	(15,236)	(14,382)
Net cash provided by (used in) financing activities	2,816,652	(11,200)

Net cash used in operating activities increased primarily due to increased efforts and expenditures associated with bringing our technology to the point of commercialization. Our investing activity relates to the development of patents, and has remained steady since inception. Our improvement in cash provided by financing activities reflects our successful efforts to raise capital.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepared the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2013 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Our management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2014, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s five officers, and (2) there is no separate audit committee. As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2014.

Subsequent to March 31, 2014, we engaged an accounting and financial consulting firm to assist with our technical accounting and the preparation of our SEC filings.  Going forward, we intend to evaluate our processes and procedures and, where practicable, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Set forth below is an update of the litigation between the Company and Spirit Bear Limited and its affiliates (“Spirit Bear”). For a full description of the litigation among the parties, see the information previously provided in the Company’s filings with the Securities and Exchange Commission.

On April 7, 2014, management of the Company, except Mr. Banzhaf who had not yet been served, filed a Motion to Dismiss the Third Party Lawsuit for, among other things, lack of personal jurisdiction and failure to state a claim upon which relief may be granted. Spirit Bear opposed the Motion to Dismiss. The matter is fully briefed and is pending a decision from the Court.

Also on April 7, 2014, Spirit Bear filed an Emergency Motion for a Preliminary Injunction which seeks an Order from the Court requiring the Company to maintain an effective registration statement with the SEC applicable to the Company’s securities that Spirit Bear previously acquired.  The Company has opposed the Motion for Preliminary Injunction.  The matter is fully briefed and is pending a decision from the Court.

On May 5, 2014, Spirit Bear filed a Motion for Leave to Amend its Answer to First Amended Complaint and Verified Derivative Counter & Third Party Claim. The Company’s litigation counsel is assessing the Motion and proposed amendment.

Item 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K/A for the year ended December 31, 2013. There have been no material changes to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following sales of common stock and five-year warrants to purchase shares of our common stock at a purchase price of $0.60 per share, which have a cashless exercise feature, in private offerings to accredited investors during the three months ended March 31, 2014:

Date	Shares	Warrants	Proceeds
February 1, 2014	111,111	111,111	$50,000
February 4, 2014	222,222	222,222	100,000
February 5, 2014	2,177,779	2,177,779	980,000
February 7, 2014	111,111	111,111	50,000
February 10, 2014	144,444	144,444	63,780
February 14, 2014	88,889	88,889	37,972
February 15, 2014	333,333	333,333	150,000
February 24, 2014	333,333	333,333	150,000
February 25, 2014	458,333	40,000	269,000
February 27, 2014	144,444	144,444	65,000
February 28, 2014	829,779	829,779	373,400
March 1, 2014	716,667	716,667	322,500
March 8, 2014	233,339	233,340	105,000
March 11, 2014	166,667	-	100,000
Total	6,071,451	5,486,452	$2,816,652

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
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

HPEV, Inc.

Dated: May 15, 2014		/s/ Timothy Hassett
	By:	Timothy Hassett
	Its:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014		/s/ Quentin Ponder
	By:	Quentin Ponder
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)