Form 10-Q
period 2014-06-30
HPEV, INC.
filed 2014-08-13
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 56,721,075 shares of common stock, $0.001 par value, issued and outstanding.

HPEV, INC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HPEV, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$1,704,663	$477,549
Prepaid expenses	60,854	--
Total current assets	1,765,517	477,549
Intangibles	118,280	98,697
Total assets	$1,883,797	$576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,436	$230,527
Accrued liabilities – related party	806,977	272,564
Customer deposits – related party	400,000	--
Accrued payroll liabilities	14,167	10,428
Notes payable – related parties	22,910	22,910
Total current liabilities	1,368,490	536,429

Commitments and contingencies (Note 2)	--	--

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized;150 and 200 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	--	--
Common stock, $.001 par value; 100,000,000 shares authorized; 55,721,075 and 48,700,929 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	55,049	48,702
Additional paid-in capital	26,558,183	8,944,784
Common stock issuable	1,635,652	--
Common stock held in escrow	8,441	8,441
Accumulated deficit	(27,742,018)	(8,962,110)
Total stockholders’ equity	515,307	39,817
Total liabilities and stockholders’ equity	$1,883,797	$576,246

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	289,850	--	487,361	--
Consulting	743,005	595,314	7,245,150	1,022,317
Professional fees	213,073	38,853	316,971	86,369
Research and development	259,339	87,700	435,413	89,700
General and administrative	683,449	66,912	839,708	118,922
Equity-based compensation	1,600,000	--	9,550,000	--
Total operating expenses	3,788,716	788,779	18,874,603	1,317,308

Operating loss	(3,788,716)	(788,779)	(18,874,603)	(1,317,308)

Other income and (expense)
Interest expense, net	(1,410)	--	(9,249)	--
Gain on settlement of debt	--	--	--	19,475
Net loss	$(3,790,126)	$(788,779)	$(18,883,852)	$(1,297,833)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.02)	$(0.36)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	55,248,993	43,505,741	52,892,940	43,268,781

See accompanying notes to condensed consolidated financial statements

HPEV, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net loss	$(18,883,852)	$(1,297,833)
Stock issued for services	596,750	373,679
Warrants issued for services	6,395,940	349,370
Gain on settlement of debt	--	(19,475)
Equity-based compensation	9,550,000	--
Changes in operating assets and liabilities:
Prepaid expenses	(60,854)	--
Accounts payable	(138,322)	8,425
Accrued liabilities – related party	534,413	122,674
Customer deposits – related party	400,000	--
Accrued payroll liabilities	3,739	--
Net cash used in operating activities	(1,602,186)	(463,160)

Investing Activities:
Intangible assets	(19,583)	(21,225)
Net cash used in investing activities	(19,583)	(21,225)

Financing Activities:
Proceeds from sale of common stock	2,816,652	350,000
Proceeds from advances – related party	--	900
Payments on notes payable – related party	--	(12,100)
Bank overdraft	32,231	--
Net cash provided by financing activities	2,848,883	338,800

Net increase (decrease) in cash	1,227,114	(145,585)

Cash, beginning of period	477,549	194,721
Cash, end of period	$1,704,663	$49,136

Cash paid for interest	$--	$--

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

HPEV, Inc., (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada in July 2002, and Ultimate Power Truck, LLC (“Ultimate Power Truck”), our wholly-owned subsidiary, was formed in April 2014. We are formerly known as Bibb Corporation and Z3 Enterprises. We have developed and intend to commercialize dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. The Company currently has two trademarks in the application process: HPEV and TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. As of June 30, 2014, we have 5 patents and 5 patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. The Company intends to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We have entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC, subject to certain limitations over a 36-month period. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management believes that it has adequate funding to ensure completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible dry-pit applications; to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, tractor trailers and buses. There can be no assurance, however, that we will be successful in accomplishing these objectives.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

We have evaluated the recent accounting pronouncements through ASU 2014-12 and believe that none of them will have a material effect on our financial statements.

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

We are a party to various legal proceedings with Spirit Bear, which we are defending vigorously. At this time we cannot predict the outcome or estimate the cost to us, if any. Accordingly, we have not recorded any expense or liability associated with these proceedings. If these proceedings are not resolved in our favor, in future periods there may be an impact to our results of operations and financial position.

Note 3 – Customer deposits – Related party

These represent advance payments received on orders that have not yet been fulfilled, with companies controlled by the individual who, as described in Note 7, became a 5% owner of Ultimate Power Truck.

Note 4 – Equity

We routinely issue warrants in exchange for services, as well as to settle long-term debt. The following is a summary of warrant activity:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)
Outstanding, December 31, 2013	15,105,329	$0.50	2.2
Granted	11,203,113	0.66
Exercised	(1,123,138)	0.32
Outstanding, June 30, 2014	25,185,304	0.58	2.8
Exercisable, June 30, 2014	24,985,304	0.58	2.8

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

Six months ended June 30,
	2014	2013
Volatility	320 – 330%	325 – 360%
Risk-free interest rate	0.6 – 1.6%	0.2 – 1.0%
Expected life (years)	2.5 – 5.0	2.5 – 5.0
Dividend yield	-	-

During the six months ended June 30, 2014, we entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC. As part of entering into that agreement, we issued 671,785 shares of common stock for no consideration.

Note 5 – Equity-based Compensation

Amounts recognized in the condensed consolidated financial statements related to equity-based compensation are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total cost of stock-based compensation charged against income	$1,600,000	$--	$9,550,000	$--

Impact on net loss per common share:
Basic and diluted	$(0.03)	$--	$(0.18)	$--

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

	Six months ended June 30,
	2014	2013
Volatility	320 - 325%	-
Risk-free interest rate	2.7%	-
Expected stock option life (years)	10	-
Dividend yield	-	-

The following is a summary of stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	-
Stock options granted	6,000,000	$1.92	No expiration	$-
Outstanding, June 30, 2014	6,000,000	$1.92	No expiration	$-
Exercisable, June 30, 2014	6,000,000	$1.92	No expiration	$-

Note 6 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss available for stockholders	$(3,790,126)	$(788,779)	$(18,883,852)	$(1,297,833)
Weighted average outstanding shares of common stock	55,248,993	43,505,741	52,892,940	43,268,781
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	55,248,993	43,505,741	52,892,940	43,268,781

Net loss per share – Basic and diluted	$(0.07)	$(0.02)	$(0.36)	$(0.03)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

Note 7 – Subsequent Events

On July 1, 2014, we entered into a 36 month independent contractor agreement with PGC Investments LLC (“PGC Agreement”), to manage the day-to-day operations of Ultimate Power Truck. The PGC Agreement includes monthly cash compensation, warrants in our common stock and shares of our common stock, as follows: a) 350,000 cashless warrants with a strike price of $1.00 that vest upon reaching revenues of $1,000,000; b) 1,530,000 cashless warrants with a strike price of $1.00 that vest ratably upon reaching incremental revenues of $3,000,000 with a total target revenue of $100,000,000; c) 720,000 cashless warrants with a strike price of $1.00 that vest ratably over 36 months; and d) 500,000 shares of our common stock that vest upon reaching revenues of $100,000,000 or upon sale of the Company.

On July 30, 2014, we reached preliminary terms on an LLC Agreement (the “Preliminary LLC Agreement”) with Alfred A. Cullere (“Cullere”) concerning the governance and operations of Ultimate Power Truck.  Under the terms of the Preliminary LLC Agreement, we would own 95% of the membership interests and Cullere would own 5%.  Cullere’s interest cannot be diluted, even if additional membership interests are issued.  These terms may change upon formalizing the final agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Discussion and Outlook

HPEV, Inc., (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada on July 22, 2002. We are formerly known as Bibb Corporation and Z3 Enterprises. We have developed and intend to commercialize dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. The Company currently has two trademarks in the application process: HPEV and TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively impact the manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. As of June 30, 2014, we have 5 patents and 5 patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or ”heat dispersion technology”) and a parallel vehicle power platform. The Company intends to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

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

We intend to license heat pipe technology to manufacturers of electric motors, electric generators, as well as manufacturers of vehicle parts, such as brakes, resistors and calipers. In Mobile Generation, we have nearly completed the conversion of our 25 kilowatt (“kW”) demonstration vehicle and we intend to commercialize the product through retrofit on three vehicle platforms this year. We also intend to develop and commercialize Mobile Generation in power output ranges from 25kW up to 200kW in 2014. The demonstration vehicles will be used to showcase the effectiveness of the technology, generate data and as a marketing tool to generate orders. The target markets include public utilities, commercial and fleet vehicles, including heavy duty pick-up trucks, tractor trailer trucks and buses. We have executed product development agreements with two multi-national manufacturers. We are currently negotiating with a number of fleet owners and manufacturers to install our Mobile Generation system in their work vehicles. We expect to open our first showcase facility in the fourth quarter of 2014 in Largo, Florida, servicing the state’s west coast and Port Tampa Bay.

We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. We currently expect to begin generating revenues in the fourth quarter of 2014, and hope to be cash flow positive in 2015, although there can be no assurances that we will be able to do so in this timeframe, or at all. We generally incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended June 30,
	2014	2013	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	$289,850	$--	$289,850	N/A
Consulting	743,005	595,314	147,691	25%
Professional fees	213,073	38,853	174,220	448%
Research and development	259,339	87,700	171,639	196%
General and administrative	683,449	66,912	616,537	921%
Equity-based compensation	1,600,000	--	1,600,000	N/A
Total operating expenses	$3,788,716	$788,779	$2,999,937	380%

Other income and (expense)	$(1,410)	$--	$(1,410)	N/A

Net loss	$(3,790,126)	$(788,779)	$(3,001,347)	381%

	Six months ended June 30,
	2014	2013	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	$487,361	$--	$487,361	N/A
Consulting	7,245,150	1,022,317	6,222,833	609%
Professional fees	316,971	86,369	230,602	267%
Research and development	435,413	89,700	345,713	385%
General and administrative	839,708	118,922	720,786	606%
Equity-based compensation	9,550,000	--	9,550,000	N/A
Total operating expenses	$18,874,603	$1,317,308	$17,450,628	1,333%

Other income and (expense)	$(9,249)	$19,475	$(28,724)	N/A

Net loss	$18,883,852	$(1,297,833)	$(17,586,019)	1,355%

Revenues

During the three months ended June 30, 2014 and 2013, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale.

Operating Expenses

Operating expenses have increased during the three and six months ended June 30, 2014 compared to June 30, 2013, due primarily to increased efforts and expenditures associated with raising capital, bringing our technology to the point of commercialization, and positioning ourselves to generate revenue. The most significant increase was for equity-based compensation to our key management members, and common stock warrants issued to individuals who assisted with our capital raises and provided other consulting services.

Other Income and Expense

The increase in other expense related to our debt structure, as we had a gain on debt settlement during the three and six months ended June 30, 2013, while we incurred interest expense during the three and six months ended June 30, 2014.

Net Loss

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At June 30, 2014, we had cash and cash equivalents of $1,704,663.

We executed an agreement on February 19, 2014, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which gives us the right to sell to Lincoln Park up to $10,000,000 in shares of our common stock, subject to certain limitations, over a 36-month period.  The registration statement with respect to 4,671,785 of our common stock was declared effective July 3, 2014.  We hope that the funds from selling shares to Lincoln Park will be sufficient to meet our liquidity needs until we begin generating cash flows from revenues.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $397,027 and $(58,880), respectively, at June 30, 2014 and December 31, 2013. The increase in working capital was due primarily to sales of common stock.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(1,602,186)	$(463,160)
Net cash used in investing activities	(19,583)	(21,225)
Net cash provided by financing activities	2,848,883	338,800

Net cash used in operating activities increased primarily due to increased efforts and expenditures associated with bringing our technology to the point of commercialization. Our investing activity relates to the development of patents, and has remained steady since inception. Our improvement in cash provided by financing activities reflects our successful efforts to raise capital.

Going Concern

We have incurred net losses since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2013 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2014, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s five officers, (2) there is no separate audit committee, and (3) there is a lack of segregation of duties, due to our limited personnel. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2014.

Going forward, we intend to evaluate our processes and procedures and, where practicable, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than engaging an accounting and financial consulting firm to assist with our technical accounting and the preparation of our SEC filings, there have been no changes in our internal control over financial reporting during the last quarterly period covered by this report, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Also on April 7, 2014, Spirit Bear filed an Emergency Motion for a Preliminary Injunction which seeks an Order from the Court requiring the Company to maintain an effective registration statement with the SEC applicable to the Company’s securities that Spirit Bear previously acquired.  The Company has opposed the Motion for Preliminary Injunction.  By Order dated August 5, 2014, the Court denied Spirit Bear’s Motion for Preliminary Injunction.

On May 5, 2014, Spirit Bear filed a Motion for Leave to Amend its Answer to First Amended Complaint and Verified Derivative Counter & Third Party Claim.  The Amended Counterclaim sets forth various causes of action against the Company including Breach of the Securities Purchase Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing with respect to the Securities Purchase Agreement, Breach of the Registration Rights Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing with respect to the Registration Rights Agreement, Conversion, Declaratory Relief seeking a declaration that (a) Spirit Bear’s three designees to the Board (i.e. Palmer, Dwyer and Holt) remain holdover directors of the Company until their successors are elected, (b) every action taken by the Board since the annual meeting is not valid, (c) the Lincoln Park Registration Statement is not valid, (d) every action to be taken by the Board in the future is invalid, and (e).the amendment to HPEV’s Bylaws from plurality voting to majority voting and the election of directors that occurred at the annual meeting was improper and invalid. The Company has filed a Motion to Dismiss respecting the Amended Counterclaim.

On July 8, 2014, Spirit Bear filed a Motion for Partial Summary Judgment regarding the composition of the Company’s Board of Directors. The Motion seeks an Order from the Court declaring that HPEV’s Board is and has been comprised of six directors since March 6, 2013, which includes the Management Directors and the Spirit Bear Directors. The Company has opposed this Motion.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following sales of common stock and five-year warrants to purchase shares of our common stock at a purchase price of $0.60 per share, which have a cashless exercise feature, in private offerings to accredited investors during the six months ended June 30, 2014:

Date	Common	Warrants	Proceeds
February 2014	4,954,778	4,536,445	$2,289,152
March 2014	1,116,673	950,007	527,500
Total	6,071,451	5,486,452	$2,816,652

We issued common stock in exchange for preferred stock held by an accredited investor, during the six months ended June 30, 2014, as follows:

Date	Common	Preferred
March 2014	1,950,000	(39)
April 2014	500,000	(10)
Total	2,450,000	(49)

We issued common stock to accredited investors in exchange for services during the six months ended June 30, 2014, as follows:

Date	Common	Consideration
March 2014	195,000	$302,250
June 2014	310,000	294,500
Total	505,000	$596,750

We issued warrants for our common stock to accredited investors in exchange for services during the six months ended June 30, 2014, as follows:

Date	Warrants	Consideration
February 2014	2,914,666	$1,709,161
March 2014	2,402,000	4,368,574
May 2014	400,000	318,205
Total	5,716,666	$6,395,940

We issued to employees stock options for our common stock in exchange for services during the six months ended June 30, 2014, as follows:

Date	Options	Consideration
March 2014	5,000,000	$7,950,000
May 2014	1,000,000	1,600,000
Total	6,000,000	$9,550,000

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

_______________

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

HPEV, Inc.

Dated: August 13, 2014	By:	/s/ Timothy Hassett
Timothy Hassett
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2014	By:	/s/ Quentin Ponder
Quentin Ponder
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

