Form 10-Q
period 2014-09-30
HPEV, INC.
filed 2014-11-13
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 62,439,134 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

HPEV, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$916,224	$477,549
Prepaid expenses	92,932	--
Total current assets	1,009,156	477,549
Intangibles	123,618	98,697
Total assets	$1,132,774	$576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,685	$230,527
Accrued liabilities – related party	934,530	272,564
Customer deposits – related party	400,000	--
Accrued payroll liabilities	14,167	10,428
Notes payable – related parties	22,910	22,910
Total current liabilities	1,470,292	536,429

Commitments and contingencies (Note 2)	--	--

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized;140 and 199 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	--	--
Common stock, $.001 par value; 100,000,000 shares authorized; 59,832,772 and 48,700,929 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	59,160	48,702
Additional paid-in capital	29,428,714	8,840,840
Common stock issuable	610,000	--
Common stock held in escrow	8,441	8,441
Accumulated deficit	(30,436,570)	(8,858,166)
Total HPEV equity	(330,255)	39,817
Noncontrolling interest	(7,263)	--
Total stockholders’ equity	(337,518)	39,817

Total liabilities and stockholders’ equity	$1,132,774	$576,246

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	278,425	--	765,786	--
Consulting	879,633	30,615	8,124,783	1,052,932
Professional fees	231,540	142,635	548,511	229,004
Research and development	500,808	212,389	936,221	302,089
General and administrative	415,006	203,965	1,254,714	322,887
Employee stock options	394,000	--	9,944,000	--
Total operating expenses	2,699,412	589,604	21,574,015	1,906,912

Operating loss	(2,699,412)	(589,604)	(21,574,015)	(1,906,912)

Other income and (expense)
Interest expense, net	(2,403)	--	(11,652)	--
Gain on settlement of debt	--	--	--	19,475

Net loss	(2,701,815)	(589,604)	(21,585,667)	(1,887,437)
Less: Noncontrolling interest in net loss	(5,718)	--	(7,263)	--

Net loss to HPEV shareholders	$(2,696,097)	$(589,604)	$(21,578,404)	$(1,887,437)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.01)	$(0.39)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	59,636,423	46,181,529	55,190,022	45,545,420

See accompanying notes to condensed consolidated financial statements

HPEV, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013
		(Restated)
Operating Activities:
Net loss	$(21,585,667)	$(1,887,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	596,750	373,679
Warrants issued for services	7,240,930	349,370
Gain on settlement of debt	--	(19,475)
Employee stock options	9,944,000	--
Changes in operating assets and liabilities:
Prepaid expenses	(92,932)	--
Accounts payable	(131,842)	58,932
Accrued liabilities – related party	661,966	155,945
Customer deposits – related party	400,000	--
Accrued payroll liabilities	3,739	--
Net cash used in operating activities	(2,963,056)	(968,986)

Investing Activities:
Intangible assets	(24,921)	(25,115)
Net cash used in investing activities	(24,921)	(25,115)

Financing Activities:
Proceeds from sale of common stock	3,426,652	1,700,000
Proceeds from notes payable – related party	--	900
Payments on notes payable – related party	--	(12,100)
Net cash provided by financing activities	3,426,652	1,688,800

Net increase in cash	438,675	694,699

Cash, beginning of period	477,549	194,721

Cash, end of period	$916,224	$889,420

Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

HPEV, Inc., (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada in July 2002. Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which we own 95% and a shareholder of HPEV owns 5%, was formed in April 2014. We were formerly known as Bibb Corporation and Z3 Enterprises.

We have developed and intend to commercialize dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. We currently have two trademarks in the application process: HPEV and TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.

Our technologies are divided into three distinct but complementary categories: heat dispersion technology, mobile electric power and electric load assist. As of September 30, 2014, we have 5 patents and 5 patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2013.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013, have been restated (see Note 8).

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We have entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC, subject to certain limitations, over a 36-month period. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management believes that it has adequate funding to ensure completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, tractor trailers and buses. There can be no assurance, however, that we will be successful in accomplishing these objectives.

Recently Issued Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

We have evaluated the other recent accounting pronouncements through ASU 2014-15 and believe that none of them will have a material effect on our financial statements.

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

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 3 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of HPEV.

Note 4 – Equity

Common Stock

In September, 2014, we received $610,000 for 1,109,091 shares of our common stock; however, the shares were not issued until October, 2014. During the first quarter of 2014, we received $1,635,652 for 3,586,452 shares of our common stock; however, the shares were not issued until the third quarter of 2014. These transactions are reflected in Common stock issuable within the equity section of the condensed consolidated balance sheet.

In February, 2014, we entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC. As part of entering into that agreement, we issued 671,785 shares of common stock as equity issuance costs for no consideration.

Note 5 – Equity-based compensation

Amounts recognized in the condensed consolidated statements of operations related to equity-based compensation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total equity-based expense charged against income	$1,238,990	$--	$17,781,680	$723,049

Impact on net loss per common share:
Basic and diluted	$(0.02)	$--	$(0.32)	$(0.02)

Common stock

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

We will recognize expense when it becomes probable that the condition will occur. As of September 30, 2014, no expense was recognized under this agreement and no common stock was issued.

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we have agreed to issue 60,000 shares of common stock each quarter through May 2015.

Common stock warrants - Overview

We routinely issue warrants for our common stock to non-employees in exchange for services, as part of the sale of our common stock, or to settle long-term debt. Historically, we have issued warrants that are fully-vested at the date of grant. In July, 2014, we granted warrants that are subject to service and performance conditions. When warrants are exercised we issue shares of our common stock.

Common stock warrants -- Fully-vested

The following summarizes the activity for warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	15,105,329	$0.50	1.4	$1,968,963
Granted	13,484,022	0.68		184,031
Exercised	(1,181,805)	0.32
Forfeited	(465,374)	0.32
Outstanding, September 30, 2014	26,942,172	0.60	2.6	1,730,973
Exercisable, September 30, 2014	26,942,172	0.60	2.6	1,730,973

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected life and the expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for the estimated life of the warrant. The following summarizes the Black-Scholes assumptions used for fully-vested warrant grants that were expensed:

Nine months ended September 30,
	2014	2013
Volatility	320 – 330%	225 – 360%
Risk-free interest rate	0.6 – 1.6%	0.2 – 1.0%
Expected life (years)	2.5 – 5.0	2.5 – 5.0
Dividend yield	-	-

Common stock warrants -- Service and performance conditions

The following summarizes the terms for warrants we granted that are subject to performance and service conditions:

Vesting Condition	Number of Warrants	Category
Fully vest upon UPT generating $1 million of revenue	350,000	Performance
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	1,530,000	Performance
400,000 warrants for financing advisory services	400,000	Performance
60,000 warrants for every three months of completed service managing UPT	720,000	Service
	3,000,000

The following summarizes the activity for warrants that have performance and service conditions:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	--
Granted	3,000,000	$1.13	3.3	$--
Outstanding, September 30, 2014	3,000,000	1.13	3.3	--
Exercisable, September 30, 2014	60,000	1.00	3.0	--

When it is probable that the vesting condition will be met for performance-based warrants, the proportionate expense is recorded based on the estimated fair value of the warrant. The ultimate amount of the expense for performance-based warrants will be determined on the date the vesting condition is fully satisfied, defined as the measurement date. Service-based warrants are valued based on the estimated fair value of the warrant on the date the service condition is completed. As of September 30, 2014, none of the performance conditions were deemed probable, so no expense was recognized. We recognized expense for 60,000 warrants that vested subject to the service condition.

The fair value of each warrant is estimated on the date expense is recognized using the Black-Scholes option pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected life and the expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for the estimated life of the warrant. The following summarizes the Black-Scholes assumptions used for fully-vested warrant grants that were expensed:

	Nine months ended September 30,
	2014	2013
Volatility	322%	-
Risk-free interest rate	1.1%	-
Expected life (years)	3	-
Dividend yield	-	-

Employee stock options – Fully-vested

We granted certain options that were fully-vested at the date of grant.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. The following summarizes the Black-Scholes assumptions used for fully-vested stock option grants:

	Nine months ended September 30,
	2014	2013
Volatility	325%	-
Risk-free interest rate	2.7%	-
Expected stock option life (years)	10	-
Dividend yield	-	-

The following is a summary of fully-vested stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	-
Stock options granted	5,000,000	$2.00	No expiration	$--
Outstanding, September 30, 2014	5,000,000	$2.00	No expiration	--
Exercisable, September 30, 2014	5,000,000	$2.00	No expiration	--

Employee stock options – Market-based

We granted certain options that vest upon the achievement of certain stock prices for 20 days, as follows:

Market Price	Number of Options
$1.50	1,000,000
1.75	1,000,000
2.00	1,000,000
2.25	1,000,000
2.50	1,000,000
5,000,000

The fair value of each option award is estimated on the date of grant using the lattice-based option valuation model that uses the assumptions noted in the following table. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. The following summarizes the lattice-based assumptions used for market-based stock options:

	Nine months ended September 30,
	2014	2013
Volatility	300%	-
Risk-free interest rate	1.7%	-
Expected stock option life (years)	5	-
Dividend yield	-	-

The following is a summary of market-based stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	5,000,000	$2.00		$--
Stock options granted	--		No expiration
Outstanding, September 30, 2014	5,000,000	2.00	No expiration	--
Exercisable, September 30, 2014	1,000,000	1.50	No expiration	--

In April 2014, the first 1,000,000 tranche of options vested when the stock price was at or above $1.50 per share for 20 consecutive days.

Note 6 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss available for stockholders	$(2,696,097)	$(589,604)	$(21,578,404)	$(1,887,437)
Weighted average outstanding shares of common stock	59,636,423	46,181,529	55,190,022	45,545,420
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	59,636,423	46,181,529	55,190,022	45,545,420

Net loss per share – Basic and diluted	$(0.05)	$(0.01)	$(0.39)	$(0.04)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

Note 7 – Subsequent Events

There were no events subsequent to September 30, 2014, and up to the date of this filing that would require disclosure.

Note 8 – Restatement

During the Company’s closing process for the 2013 10-K, accounting errors were discovered that required restatement of amounts previously reported, related to under-accrued consulting fees, warrants issued for services, and shares issued for cash. It was also discovered that 200,000 warrants to be issued to Monarch Bay per the May 28, 2013 agreement had been treated as fully vested. It was subsequently determined that Monarch Bay had not met its contractual obligations and the warrants had not vested. This caused the previously issued financial statements to over-report consulting expense and additional paid in capital. These errors were corrected and properly reflected in our Annual Report on Form 10-K/A as of and for the year ended December 31, 2013. Accordingly, there is no restatement of the December 31, 2013 condensed consolidated balance sheet. We have also reclassified certain amounts to conform to our current period presentation. The following tables reflect the impact of these corrections on our September 30, 2013, statements of operations and cash flows.

	Condensed Consolidated Statements of Operations
	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Originally Stated	Adjustments (a)	Restated	Originally Stated	Adjustments (b)	Restated
Gross profit	$--	$--	$--	$--	$--	$--

Operating expenses
Consulting	220,493	(189,878)	30,615	805,086	247,846	1,052,932
Professional fees	123,160	19,475	142,635	209,529	19,475	229,004
Research and development	212,389	--	212,389	302,089	--	302,089
General and administrative	138,985	64,980	203,965	322,887	--	322,887
Total operating expenses	695,027	(105,423)	589,604	1,639,591	267,321	1,906,912

Operating loss	(695,027)	105,423	(589,604)	(1,639,591)	(267,321)	(1,906,912)

Gain on settlement of debt	--	--	--	--	19,475	19,475

Net loss	$(695,027)	$105,423	$(589,604)	$(1,639,591)	$(247,846)	$(1,887,437)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.04)	$--	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	46,181,529	46,181,529	46,181,529	45,545,420	45,545,420	45,545,420

(a) To reduce consulting expense for the unvested warrants ($103,944) and to reclassify certain amounts to conform presentation.

(b) To record additional consulting expense for warrants issued for services ($349,370), reduce consulting expense for the unvested warrants ($103,944), and to reclassify certain amounts to conform presentation.

	Condensed Consolidated Statements of Cash Flows
	Nine months ended September 30, 2013
	Originally Stated	Adjustments	Restated
Operating Activities:
Net loss	$(1,639,591)	$(247,846)	$(1,887,437)	(a)
Stock issued for services	373,679	--	373,679
Warrants issued for services	--	349,370	349,370	(b)
Gain on settlement of debt	--	(19,475)	(19,475)	(c)
Changes in operating assets and liabilities:
Accounts payable	(91,451)	150,383	58,932	(d)
Accrued liabilities – related party	(52,305)	208,250	155,945	(e)
Net cash used in operating activities	(1,409,668)	440,682	(968,986)

Investing Activities:
Intangible assets	(25,115)	--	(25,115)
Loan receivable	(17,858)	17,858	--	(d)
Net cash used in investing activities	(42,973)	17,858	(25,115)

Financing Activities:
Proceeds from sale of common stock	1,950,290	(250,290)	1,700,000	(d)
Proceeds from notes payable – related party	(11,200)	12,100	900	(e)
Payments on notes payable – related party	208,250	(220,350)	(12,100)	(e)
Net cash provided by financing activities	2,147,340	(458,540)	1,688,800

Net increase (decrease) in cash	694,699		694,699

Cash, beginning of period	194,721		194,721

Cash, end of period	$889,420		$889,420

(a) Additional consulting expense for warrants issued for services ($349,370), and reduced consulting expense for the unvested warrants ($103,944).

(b) Additional consulting expense for warrants issued for services is a non-cash adjustment.

(c) Gain on settlement of debt was previously shown as a change in accounts payable.

(d) The above transactions were improperly recorded to accounts payable, loan receivable and equity.

(e) Certain accrued liabilities to related parties were improperly categorized as notes payable to related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Discussion and Outlook

HPEV, Inc., (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada on July 22, 2002. We were formerly known as Bibb Corporation and Z3 Enterprises. We have developed and intend to commercialize dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. The Company currently has two trademarks in the application process: HPEV and TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively impact the manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. As of September 30, 2014, we have 5 patents and 5 patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or ”heat dispersion technology”) and a parallel vehicle power platform. The Company intends to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

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

We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. We anticipate receiving additional production orders in the fourth quarter of 2014, with delivery on these orders to generate revenue in the first half of 2015. We expect to achieve positive cash flows from operations by the end of 2015. There can be no assurances that we will be able to do so in this timeframe, or at all. We generally incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended September 30,
	2014	2013	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	$278,425	$--	$278,425	N/A
Consulting	879,633	30,615	849,018	2,773%
Professional fees	231,540	142,635	88,905	62%
Research and development	500,808	212,389	288,419	136%
General and administrative	415,006	203,965	211,041	103%
Employee stock options	394,000	--	394,000	N/A
Total operating expenses	$2,699,412	$589,604	$2,109,808	358%

Other income and (expense)	$(2,403)	$--	$(2,403)	N/A

Net loss	$(2,701,815)	$(589,604)	$(2,112,211)	358%

	Nine months ended September 30,
	2014	2013	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	$765,786	$--	$765,786	N/A
Consulting	8,124,783	1,052,932	7,071,851	672%
Professional fees	548,511	229,004	319,507	140%
Research and development	936,221	302,089	634,132	210%
General and administrative	1,254,714	322,887	931,827	289%
Employee stock options	9,944,000	--	9,944,000	N/A
Total operating expenses	$21,574,015	$1,906,912	$19,667,103	1,031%

Other income and (expense)	$(11,652)	$19,475	$(31,127)	(160

Net loss	$(21,585,667)	$(1,887,437)	$(19,698,230)	1,044%

Revenues

During the three months ended September 30, 2014 and 2013, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is the 5% owner of UPT and a shareholder of HPEV

Operating Expenses

Operating expenses have increased during the three and nine months ended September 30, 2014 compared to September 30, 2013, due primarily to increased efforts and expenditures associated with raising capital, bringing our technology to the point of commercialization, and positioning ourselves to generate revenue. The most significant increase was for stock options to key management members, and common stock warrants issued to individuals who assisted with our capital raises and provided other consulting services.

Other Income and Expense

The increase in other expense related to our debt structure, as we had a gain on debt settlement during the nine months ended September 30, 2013, while we incurred interest expense during the three and nine months ended September 30, 2014.

Net Loss

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2014, we had cash and cash equivalents of $916,224.

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

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $461,136 and $58,880, respectively, at September 30, 2014 and December 31, 2013. The decrease in working capital was due to an increase in amounts due to related parties, primarily management, and an increase in customer deposits, offset by an increase in cash from the sale of our common stock.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(2,963,056)	$(968,986)
Net cash used in investing activities	(24,921)	(25,115)
Net cash provided by financing activities	3,426,652	1,688,800

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2014, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s five officers, (2) there is no separate audit committee, and (3) there is a lack of segregation of duties, due to our limited personnel. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2014.

Going forward, we intend to evaluate our processes and procedures and, where practicable, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Set forth below is an update of the litigation between the Company and Spirit Bear Limited and its affiliates (“Spirit Bear”). For a full description of the litigation among the parties, see the information previously provided in the Company’s filings with the Securities and Exchange Commission.

The Company filed a lawsuit on September 25, 2014, in the United States District Court for the Eastern District of New York against Spirit Bear, Jay Palmer and Robert Olins (the “New York Defendants’). Among other things, the Company’s lawsuit seeks the rescission on the December 14, 2012 Securities Purchase Agreement through which Spirit Bear acquired preferred shares in the Company as well as certain related warrants (the “SPA”). The Company’s suit alleges that the SPA should be rescinded because, among other things, it was the product of duress and was induced by fraud. In the event the SPA is rescinded, the Company will seek the return of all shares, warrants and other interests in the Company that Spirit Bear acquired pursuant to the SPA.

The Company’s lawsuit also seeks the rescission of an April 12, 2013, settlement agreement between the Company and Spirit Bear (the “Settlement Agreement”) on grounds of duress and fraudulent inducement. Pursuant to the Settlement Agreement, Spirit Bear received an increase in the conversion rate of its preferred stock in the Company from 20,000 to 50,000 common shares per preferred share. In the event the Court declines to rescind the SPA, but orders the rescission of the Settlement Agreement, the Company would seek to have Spirit Bear’s conversion rate restored to 20,000 common shares per preferred share. The Company’s lawsuit also alleges other claims against the New York Defendants, including claims of negligent misrepresentation and securities fraud under federal and state law.

In addition to the foregoing, the Company continues to litigate a separate declaratory judgment action that it previously filed against Spirit Bear in the United States District Court for the District of Nevada.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following sales of common stock and five-year warrants to purchase shares of our common stock at a purchase price of $0.60 per share, which have a cashless exercise feature, in private offerings to accredited investors during the three months ended September 30, 2014:

Date	Common	Warrants	Proceeds
September 2014	1,109,091	730,909	$610,000

We issued common stock upon conversion of preferred stock held by an accredited investor, during the three months ended September 30, 2014, as follows:

Date	Common	Preferred
July 2014	500,000	(10)

We issued warrants for our common stock to accredited investors in exchange for services during the three months ended September 30, 2014, as follows:

Date	Warrants	Consideration
July 2014	200,000	$134,407
August 2014	750,000	417,338
September 2014	460,000	293,245
Total	1,410,000	$844,990

We believe the issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. None of the above issuances involved any underwriters, underwriting discounts, or any public offering. We have engaged two firms to provide general investment and capital funding advisory services, for which we paid $30,000 during the three months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, Inc.

Dated: November 13, 2014		/s/ Timothy Hassett
	By:	Timothy Hassett
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2014		/s/ Quentin Ponder
	By:	Quentin Ponder
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

