Form 10-Q/A
period 2013-09-30
HPEV, INC.
filed 2015-03-31
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of March 20, 2015, there were 61,728,102 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as originally filed with the Securities and Exchange Commission on November 19, 2013. This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by our principal executive officer and principal financial officer, as required by Rule 12b-15.

During the closing process for our December 31, 2013 Annual Report on Form 10-K, accounting errors were discovered that required restatement of amounts previously reported, related to under-accrued consulting fees, warrants issued for services, and shares issued for cash. Additionally, during the analysis of the restatement for the three and nine months ended September 30, 2013, we identified an error in the statement of operations for the nine months ended September 30, 2012, that were presented for comparative purposes in our September 30, 2013 Form 10-Q, related to the return of previously issued shares resulting in the reversal of expense. As a result of correcting these errors, our net loss decreased by $105,423 for the three months ended September 30, 2013, increased by $247,846 for the nine months ended September 30, 2013, and decreased $2,650,000 for the nine months ended September 30, 2012.

2

HPEV, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q/A and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q/A. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q/A and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q/A.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I. Financial Information

Item 1. Financial Statements

HPEV, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2013 (Restated) (Unaudited)	December 31, 2012 (Previously Restated)
ASSETS
Current assets:
Cash	$889,420	$194,721
Prepaid finance costs	--	373,679
Total current assets	889,420	568,400
Intangibles	98,697	73,582
Total assets	$988,117	$641,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,237	$177,280
Accrued liabilities – related parties	208,250	52,305
Note payable – related party	22,910	34,110
Total current liabilities	441,397	263,695

Commitments and contingencies (Note 3)	--	--

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 199 and 200 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	--	--
Common stock, $.001 par value; 100,000,000 shares authorized; 47,695,373 and 42,970,441 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	47,696	42,970
Additional paid-in capital	8,198,592	6,116,420
Common stock held in escrow	8,441	39,469
Accumulated deficit	(7,708,009)	(5,820,572)
Total stockholders’ equity	546,720	378,287

Total liabilities and stockholders’ equity	$988,117	$641,982

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013 (Restated)	2012 (Restated)	2013 (Restated)	2012 (Restated)
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Consulting	30,615	491,923	1,052,932	1,398,002
Professional fees	142,635	139,450	229,004	362,616
Research and development	212,389	4,744	302,089	453,875
General and administrative	203,965	4,620	322,887	84,053
Director stock compensation	--	--	--	(2,650,000)
Total operating expense (gain)	589,604	640,737	1,906,912	(351,454)

Operating income (loss)	(589,604)	(640,737)	(1,906,912)	351,454

Other income and (expense)
Interest expense, net	--	(70,685)	--	(73,613)
Finance costs	--	(315,773)	--	(513,599)
Gain on settlement of debt	--	--	19,475	--

Net loss	$(589,604)	$(1,027,195)	$(1,887,437)	$(235,758)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	46,181,529	47,646,411	45,545,420	47,864,741

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013 (Restated)	2012 (Restated)
Operating Activities:
Net loss	$(1,887,437)	$(235,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	373,679	1,201,520
Warrants issued for services	349,370	--
Warrants issued for interest	--	209,258
Warrants issued for loan penalties	--	68,233
Gain on settlement of debt	(19,475)
Director stock compensation	--	(2,650,000)
Amortization of financing costs	--	513,599
Changes in operating assets and liabilities:
Accounts payable	58,932	272,627
Accrued interest	--	5,380
Accrued liabilities – related parties	155,945	66,500
Net cash used in operating activities	(968,986)	(548,641)

Investing Activities:
Intangible assets	(25,115)	(25,193)
Net cash used in investing activities	(25,115)	(25,193)

Financing Activities:
Proceeds from sale of common stock	1,700,000	5,000
Proceeds from notes payable	--	436,222
Proceeds from note payable – related party	900	55,470
Payments on note payable – related party	(12,100)	(1,200)
Net cash provided by financing activities	1,688,800	495,492

Net increase (decrease) in cash	694,699	(78,342)

Cash, beginning of period	194,721	78,361

Cash, end of period	$889,420	$19

Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

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

Our technologies are divided into three distinct but complementary categories: heat dispersion technology, mobile electric power and electric load assist. As of September 30, 2013, we have 5 patents and 5 patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012, have been restated (see Note 8).

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings or financial position.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We have entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC, subject to certain limitations, over a 36-month period. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q/A, management believes that it has adequate funding to ensure completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, tractor trailers and buses. There can be no assurance, however, that we will be successful in accomplishing these objectives.

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

We have evaluated the other recent accounting pronouncements through ASU 2015-02 and believe that none of them will have a material effect on our financial statements.

Note 2 – Debt

As of December 31, 2011, we had interest-free debt of $911,894 with Phoenix Productions and Entertainment Group (“PPEG”).

In March 2012, we borrowed $250,000 under a 3% note with Action Media Group, LLC (“Action Media”).

In April, May, June and July of 2012, we borrowed a total of $186,222 from Spirit Bear Limited (“Spirit Bear”), payable within 180 days from each date of funding. We also granted 665,374 common stock warrants to Spirit Bear with an exercise price of $0.35 per share. We estimated the value of the warrants using the Black-Scholes option pricing model with the following assumptions: volatility of 250%, risk-free interest rate of 0.33%, expected life of two years and no dividend yield. We recorded the estimated value of the warrants of $622,253 as prepaid financing costs and recorded the amortization of the expense as financing costs.

In December 2012, we negotiated a debt settlement agreement with PPEG, Action Media and Spirit Bear (“Debt Settlement Agreement”). Under the terms of the debt settlement agreement, PPEG and Action Media forgave the debt of $911,894 and $250,000, respectively. We entered into an agreement with Spirit Bear pursuant to which we sold 200 shares of our Series A Convertible Preferred Stock and three separate tranches of warrants to 2,000,000 shares of our common stock, for a total of 6,000,000 warrants. The exercise prices the warrants within each tranche were $0.35, $0.50 and $0.75 per share. In consideration, we received $313,777 in cash and $186,222 for the settlement of the debt with Spirit Bear.

Note 3 – Commitments and Contingencies

In December, 2012, pursuant to the Debt Settlement Agreement, PPEG and Action Media were to return to escrow a total of 4,676,000 shares of our common stock. 3,676,000 of these shares were returned and cancelled on January 14, 2013, following our filing a registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share (or $400,000) at the rate of $10,000 per month commencing within 90 days of the Company achieving $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis, based on each company’s respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity on the balance sheets as common stock held in escrow.

We are a party to various legal proceedings with Spirit Bear, which we are defending vigorously. At this time we cannot predict the outcome or estimate the cost to us, if any. Accordingly, we have not recorded any expense or liability associated with these proceedings. If these proceedings are not resolved in our favor, in future periods there may be an adverse impact to our results of operations and financial position.

Note 4 – Equity

Common Stock

In April 2012, we amended our articles of incorporation to increase our authorized shares of common stock to 100,000,000.

In April 2012, a director of the Company returned 5,000,000 shares that had been issued to him by a shareholder as compensation, resulting in a reversal of expense of $2,650,000.

Note 5 – Equity-based compensation

Amounts recognized in the condensed consolidated statements of operations related to equity-based compensation are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Total expense charged against income	$--	$217,612	$723,049	$1,992,610

Impact on net loss per common share:
Basic and diluted	$--	$(0.00)	$(0.02)	$(0.04)

Common stock

We may issue our common stock to non-employees in exchange for services, financing costs and interest.

Common stock warrants - Overview

We routinely issue warrants for our common stock to non-employees in exchange for services, as part of the sale of our common stock, or to settle long-term debt, including penalties and interest. Historically, we have issued warrants that are fully-vested at the date of grant.

Common stock warrants -- Fully-vested

The following summarizes the activity for warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	8,395,004	$0.47	2.4	$238,044
Granted	4,685,019	0.69		23,333
Exercised	(100,000)	0.28
Outstanding, September 30, 2013	12,980,023	0.50	2.4	249,877
Exercisable, September 30, 2013	12,980,023	0.50	2.4	249,877

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

	Nine months ended September 30,
	2013	2012
Volatility	325 – 360%	245 – 250%
Risk-free interest rate	0.2 – 1.2%	0.3 – 0.6%
Expected life (years)	2.5 – 5.0	2.0
Dividend yield	--	--

Non-employee stock options – Fully-vested

In 2011, we granted 200,000 stock options to one of our attorneys for services provided. These options were exercised in February 2013 on a cashless basis, and 90,000 shares of common stock were issued.

Employee stock options – Market-based

We granted certain options that vest upon the achievement of certain stock prices for 20 days, as follows:

Market Price	Number of Options
$2.00	1,000,000
3.00	1,000,000
4.00	1,000,000
4.50	1,000,000
5.00	1,000,000
5,000,000

The following is a summary of market-based stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	5,000,000	$3.70	No expiration	$--
Stock options granted	--
Outstanding, September 30, 2013	5,000,000	3.70	No expiration	--
Exercisable, September 30, 2013	--			--

Note 6 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss available for stockholders	$(589,604)	$(1,027,195)	$(1,887,437)	$(235,758)
Weighted average outstanding shares of common stock	46,181,529	47,646,411	45,545,420	47,864,741
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	46,181,529	47,646,411	45,545,420	47,864,741

Net loss per share – Basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

Note 7 – Subsequent Events

In February 2014, we entered into an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to $10,000,000 in shares of our common stock, subject to certain limitations, from time to time over a 36-month period commencing on the date that a registration statement is declared effective by the SEC.

In April 2014, we formed Ultimate Power Truck, LLC (“UPT”), of which we own 95% and a shareholder of HPEV owns 5%. UPT was formed to support and sell our mobile electric power system platform.

Note 8 – Restatements

Three and nine months ended September 30, 2013

During the closing process for our December 31, 2013 Annual Report on Form 10-K, accounting errors were discovered that required restatement of amounts previously reported, related to under-accrued consulting fees, warrants issued for services, and shares issued for cash. It was also discovered that 200,000 warrants to be issued to Monarch Bay per the May 28, 2013 agreement had been treated as fully vested. It was subsequently determined that Monarch Bay had not met its contractual obligations and the warrants had not vested. This caused the previously issued financial statements to over-report consulting expense and additional paid in capital. These errors were corrected and properly reflected in our Annual Report on Form 10-K/A as of and for the year ended December 31, 2013. Accordingly, there is no restatement of the December 31, 2013 condensed consolidated balance sheet. We have also reclassified certain amounts to conform to our current period presentation. The following tables reflect the impact of these corrections on our September 30, 2013, statements of operations and cash flows.

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

Three and nine months ended September 30, 2012

During the analysis of the restatement for the three and nine months ended September 30, 2013, we identified an error in the statement of operations for the nine months ended September 30, 2012, that were presented for comparative purposes in our September 30, 2013 10-Q. In April 2012, a director of the Company returned 5,000,000 shares that had been issued to him by a shareholder as compensation, resulting in a reversal of expense of $2,650,000. This was not reflected in the statement of operations for the nine months ended September 30, 2012, however, it was included in the September 30, 2012 10-Q. We have also reclassified certain amounts to conform to our current period presentation. The following table reflects the impact of these corrections on our September 30, 2012, statements of operations.

	Condensed Consolidated Statements of Operations
	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Originally Stated	Adjustments (a)	Restated	Originally Stated	Adjustments (b)	Restated
Gross profit	$--	$--	$--	$--	$--	$--

Operating expenses
Consulting	501,923	(10,000)	491,923	1,408,002	(10,000)	1,398,002
Professional fees	19,480	119,970	139,450	162,984	199,632	362,616
Research and development	4,744	--	4,744	453,875	--	453,875
General and administrative	4,561	59	4,620	64,427	19,626	84,053
Director stock compensation	--	--	--	--	(2,650,000)	(2,650,000)
Total operating expenses	530,708	110,029	640,737	2,089,288	(2,440,742)	(351,454)

Operating gain (loss)	(530,708)	(110,029)	(640,737)	(2,089,288)	2,440,742	351,454

Interest expense	(180,714)	110,029	(70,685)	(282,871)	209,258	(73,613)
Finance cost	(315,773)	--	(315,773)	(513,599)	--	(513,599)

Net loss	$(1,027,195)	$--	$(1,027,195)	$(2,885,758)	$2,650,000	$(235,758)

Net loss per common share:
Basic and diluted	$(0.02)	$--	$(0.02)	$(0.06)	$0.06	$--

Weighted average common shares outstanding:
Basic and diluted	47,646,411	47,646,411	47,646,411	47,864,741	47,864,741	47,864,741

(a) Reclassification of certain amounts to conform to current period presentation.

(b) Record reversal of expense associated with the return of the previously issued shares and reclassification of certain amounts to conform to current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Discussion and Outlook

HPEV, Inc., (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada on July 22, 2002. We were formerly known as Bibb Corporation and Z3 Enterprises. We have developed and intend to commercialize dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively impact the manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. As of September 30, 2013, we have 5 patents and 5 patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or ”heat dispersion technology”) and a parallel vehicle power platform. The Company intends to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

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

	Three months ended September 30,
	2013 (Restated)	2012 (Restated)	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	$30,615	$491,923	$(461,308)	(94)%
Professional fees	142,635	139,450	3,185	2%
Research and development	212,389	4,744	207,645	4,377%
General and administrative	203,965	4,620	199,345	4,315%
Total operating expenses	$589,604	$640,737	$(51,113)	(8)%

Other income and (expense)	$--	$(386,458)	$386,458	(100)%

Net loss	$(589,604)	$(1,027,195)	$437,591	(43)%

	Nine months ended September 30,
	2013 (Restated)	2012 (Restated)	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	$1,052,932	$1,398,002	$(345,070)	(25)%
Professional fees	229,004	362,616	(133,612)	(37)%
Research and development	302,089	453,875	(151,786)	(33)%
General and administrative	322,887	84,053	238,834	284%
Director stock compensation	--	(2,650,000)	2,650,000	(100)%
Total operating expenses	$1,906,912	$(351,454)	$2,258,366	(643)%

Other income and (expense)	$19,475	$(587,212)	$606,687	(103)%

Net loss	$(1,887,437)	$(235,758)	$(1,651,679)	701%

Revenues

During the three and nine months ended September 30, 2013 and 2012, and since inception, we have not generated any revenues.

Operating Expenses

Three months ended September 30, 2013 compared to 2012

Consulting expense was higher in 2012 due to equity-based payments to companies that assisted us with raising capital, which did not recur in 2013. Equity-based consideration is typically higher than cash-based consideration. Research and development expense was higher in 2013 due to the timing of efforts by our subcontractors to develop our technology. General and administrative expense was higher in 2013 primarily due to expenses incurred by management in raising capital.

Nine months ended September 30, 2013 compared to 2012

Consulting expense was higher in 2012 due to equity-based payments to companies that assisted us with raising capital, while in 2013 the equity-based expense for raising capital was significantly lower. Equity-based consideration is typically higher than cash-based consideration. Research and development expense was higher in 2012 due to the timing of efforts by our subcontractors to develop our technology. General and administrative expense was higher in 2013 primarily due to expenses incurred by management in raising capital. The reversal of the director stock compensation expense in 2012 relates to the return of stock by a director of the Company that had been issued to him by a shareholder as compensation.

Other Income and Expense

The decrease in other expense related to our debt structure, as we had a gain on debt settlement during the nine months ended September 30, 2013, while we incurred interest expense and finance costs during the three and nine months ended September 30, 2012.

Net Loss

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2013, we had cash and cash equivalents of $889,420.

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

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $448,023 and $304,705, respectively, at September 30, 2013 and December 31, 2012. The increase in working capital was due primarily to an increase in cash from the sale of our common stock.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2013 (Restated)	2012 (Restated)
Net cash used in operating activities	$(968,986)	$(548,641)
Net cash used in investing activities	(25,115)	(25,193)
Net cash provided by financing activities	1,688,800	495,492

Net cash used in operating activities increased primarily due to increased efforts to raise capital and an increase in cash-based payments over equity-based payments. Our investing activity relates to the development of patents, and has remained steady since inception. Our improvement in cash provided by financing activities reflects our successful efforts to raise capital.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2013, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. Other Information

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, Inc.

Dated: March 27, 2015		/s/ Timothy Hassett
	By:	Timothy Hassett
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 27, 2015		/s/ Quentin Ponder
	By:	Quentin Ponder
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

