Form 10-K
period 2014-12-31
HPEV, INC.
filed 2015-03-31
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates based upon the closing price of $0.93 per share of such common stock as of June 30, 2014 was $36,310,478.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 61,728,102 shares of common stock as of March 20, 2015.

TABLE OF CONTENTS

Item No.		Page No.
PART I

1	Business	3
1A	Risk Factors	11
1B	Unresolved Staff Comments	11
2	Properties	11
3	Legal Proceedings	11
4	Mine Safety Disclosures	14

PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
6	Selected Financial Data	16
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
7A	Quantitative and Qualitative Disclosures About Market Risk	20
8	Financial Statements and Supplementary Data	21
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
9A	Controls and Procedures	38
9B	Other Information	39

PART III

10	Directors, Executive Officers and Corporate Governance	40
11	Executive Compensation	43
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
13	Certain Relationships and Related Transactions, and Director Independence	48
14	Principal Accounting Fees and Services	50

PART IV

15	Exhibits, Financial Statement Schedules	51

	SIGNATURES	53

PART I

Item 1. Business

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to HPEV, Inc. and our 95% owned subsidiary, Ultimate Power Truck, LLC (“UPT”), unless the context otherwise indicates.

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

As of March 20, 2015, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as ‘thermal’ or ‘heat dispersion technology’) and a parallel vehicle power platform. The Company intends to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

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

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. Our initial target markets include those involved in moving materials and moving people, such as:

•	Motors/Generators,
•	Mobile auxiliary power,
•	Compressors,
•	Turbines (Wind, Micro),
•	Bearings,
•	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
•	Brakes/rotors/calipers,
•	Pumps/fans,
•	Passenger vehicles: auto, bus, train, aircraft,
•	Commercial vehicles: SUV, light truck, tram, bucket truck
•	Military: boats, Humvee, truck, aircraft, and
•	Marine: boats ranging in size from 30 feet to 120 feet and beyond.

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

Recent tests by independent laboratories showed a 200% increase in horsepower capability for a dry pit submersible pump and a 25% to 35% increase in power density for a 650 kVA alternator.

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

The tests confirmed our belief that our heat pipe cooling system equals the effectiveness of a more complex water-cooled system. Extrapolating the results leads us to believe that simple designs incorporating our thermal technology combined with the increase in potential output will result in lower costs to manufacture by reducing the amount of material needed to produce a product with a specific output.

We also believe that products produced with our technologies have the potential to deliver operational savings as well, including savings from:

-	reduced maintenance costs,
-	the standardization of multiple platforms down to a single platform,
-	the standardization of drawings and data around existing platforms,
-	the ability to use standard designs and standard insulation systems versus customization, and
-	the ability to integrate and produce on existing production lines with no retooling and no additional, or minimal, capital investment.

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

We currently expect to begin to generate revenues from our heat dispersion technology business in the second half of 2015.

Mobile Power Generation

The Company has a proprietary gearing system for its ELA, which may also be used to power an on-board generator, eliminating the need for some commercial vehicles to tow a mobile generator to a work site. Management believes that there is a need for on-board, continuous generation of up to 200 kilowatts (kW) of power to remote jobsites, as well as mobile generation of emergency power in the event of an outage or disaster. We intend to offer an on-board generator installation kit as a stand-alone (Mobile Generator) and as part of a hybrid conversion (Ultimate Work Truck).

Once quality testing and standards certification are completed for the electrical utility industry, we expect to introduce 25kW mobile generators early in the middle of 2015 and a 50kW later in 2015.

Our revenue model for the mobile electric power generation is to rely on either direct sales or indirect sales through a network of distributors. We hope to begin to generate revenues from our mobile electric power technology business in the second half of 2015.

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

Initially, we plan to implement a simple version of our ELA system technology for on-board mobile auxiliary power, which we anticipate will generate revenue from transport companies and other businesses which own and/or manage fleets of Class 2, 3, 4 and 6 or light to medium-duty trucks. Our revenue model for the ELA technology will be to license the technology in exchange for royalties based on fuel savings.

We currently expect to begin to generate revenues from our ELA technology business in the second half of 2015.

Competition

Heat Dispersion Technology

Cooling solutions to remove or control heat produced by industrial electric motors, generators and alternators are provided by the manufacturers. Their current best practices are based on technology that’s over 50 years old. They either add a liquid cooling system to the motor or build an extra large frame around the motor to provide additional surface area to help dissipate the heat. Both practices increase the cost and complexity of their products.

The Company is not aware of any new alternatives on the market.

Mobile Electric Power

Other companies use a vehicle’s engine to charge on-board batteries, which then run the generator when the vehicle is stopped. While this eliminates idling, output tends to be less than 50 kW and lithium-ion batteries typically power the system. The batteries have limited runtimes and a shorter lifespan than acid batteries. In addition, they must be cooled to operate properly. Two companies dominate belt driven systems: Aura Systems, Inc. and Mobile Electric Power Solutions, Inc. (“MEPS”). Their systems use a vehicle’s engine to power a generator and produce electricity whenever the engine is running. The interface to the vehicle is under the hood via a separate belt system. Both are very efficient, capable of delivering the rated power at or near the engine’s idle revolutions per minute (“RPM”). According to Aura Systems’ 2013 annual report filed on Form 10-K, the Aura Systems system is over 80% efficient at the low RPM range and is approximately 75% efficient at the very high RPM range. Aura Systems offers an axial-plus style motor and control that outputs up to approximately 16 kW. MEPS uses the alternator to power a belt-driven system that provides up to 15 kW. Both provide clean power to operate sophisticated electronic equipment. MEPS delivers alternating current (“AC”) power, whereas Aura Systems proves both AC and direct current (“DC”).

A variety of engine or transmission-based electrical power take-off systems also provide exportable power. They tend to output small amounts like 7 kW of 110/220 volt power.

Management believes that the Company can compete in the mobile electric power market because there is a need for on-board generators, as opposed to trailer-mounted generators towed behind a vehicle. In comparison to the purchase price of new Doosan towable generator, we believe we can provide up to 200 kilowatts (“kW”) of auxiliary mobile power to any location for less than half the production cost of a towable, trailer-mounted generator, which may weigh over 5,000 pounds. We intend to deliver the same power at under 1,000 pounds.

We believe our competition in the mobile generator market will be from well-established companies such as Cummins, Caterpillar, Doosan, WackerNeuson, Multi Quip and Generac. All of them offer towable, trailer-mounted generators. Only Cummins offers an onboard generator and it’s specifically engineered for mobile emergency vehicle use.

Vehicle companies are also working to provide customers and partners with exportable power in conjunction with the development of hybrid vehicles. According to a January 2013 press release from VIA Motors, Inc., the company worked with Pacific Gas and Electric Company, the leading subsidiary of PG&E Corporation, to convert two GM trucks into plug-in hybrids that export 15 kW of power for about $400,000, and is now working to boost that to 50 kW. VIA Motors plans to produce them commercially with prices in the $70,000 range, according to a January 2012 article in Forbes.com.

Electric Load Assist Technology

While the new hybrid electric vehicle industry is intensely competitive and features several multi-national companies such as Ford, GM, Toyota, Volvo and Honda, we believe that the market for hybrid conversions is in its infancy. There are a number of small companies, such as EVDrive, Inc, and Verde Sustainable Energy, Inc., selling do-it-yourself conversion kits for individual vehicles. XL Hybrids, Inc. offers hybrid conversions through aftermarket installers for specific van, delivery and shuttle vehicles. EV Power Systems, Inc. is involved in conversions for fleet vehicles. AMP Holding Inc., is a manufacturer of AMP Electric Vehicles. Wrightspeed Inc. offers replacement electric drive trains for high fuel consumption vehicles. VIA Motors, Inc. is offering conversions of a GM pick-up, van and SUV. Echo Automotive, Inc., a company with a similar business plan, offers a technology based on a series platform. XL Hybrids technology features a bolt-on retrofit kit that attaches to the drive train and adds lithium ion batteries and a controller. To our knowledge, no other company is involved in developing and commercializing ELA technology in a parallel platform or an aftermarket commercial platform.

ALTe Powertrain Technologies and Eaton Corporation are converting commercial vehicles by replacing the entire power-train, including the engine, transmission, fuel tank and drive shaft. We intend to perform conversions by adding standard components along with a patented thermal-engineered traction motor and the patent-pending electric load assist.

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

Some of our competitors and potential competitors may have greater resources than we do and may be able to respond more quickly and efficiently to changes in the marketplace, whether as a result technological, economic or customer requirements or preferences.

Some of our potential competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal. That enhances their ability to obtain top engineering talent as well as sales representatives with strong industry ties. Plus, their greater market clout could effectively overwhelm our promotional and marketing efforts.

Equipment

As a company that intends to commercialize or license its proprietary technology for others to install, manufacture and/or distribute, our equipment needs are project specific and temporary. We do not intend to purchase any production equipment to implement our business operations, but instead we will rent, lease or outsource as needed.

Manufacturing

We do not plan to manufacture in-house. The Company plans to outsource manufacture of its on-board mobile auxiliary power kit. For our thermal technologies, the Company plans to rely on product development agreements with manufacturers who will then pay a license or royalty per unit. We anticipate that such agreements will delineate the respective intellectual property owned by both companies, describe the goal of the testing to verify the savings and value to a particular company, the equipment to be modified, the criteria that constitute successful testing, how and where the tests will be conducted and the next steps to be taken in the event of successful testing. For plug-in, hybrid conversions, the Company plans to use off-the-shelf and made-to-order equipment combined with proprietary software owned by the Company and created specifically for use on our parallel platform. To that end, the Company has sourced and priced electric motors, generators and other components as well as software programming. Installations will be performed by licensees of our ELA technology, but we currently have no license agreements.

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

For the thermal technology applications in electric motors, Thermacore, Inc. will supply the heat pipes and mechanical structure, which combine to make the heat exchangers. HPEV coordinates with Thermacore to combine HPEV technology with Thermacore technology in the creation of heat exchangers.

For dry pit submersibles, the wound stator and the rotor-shaft will be purchased from Nidec Motor Corporation or General Electric Company. The castings will be purchased from the Quality Castings Company, located in Orville, Ohio. These components will then be assembled and tested by Consulting Point, Inc. located in Brownsville, Texas.

Intellectual Property

Our success depends in part on our ability to protect our technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights. As of March 20, 2015, we own five patents and have seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications and a parallel vehicle platform. Currently, we have no licenses or contractual rights in place to protect our technology and intellectual property.

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

The following table sets forth the patents we own or license which we believe support our technology.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
8,283,818 B2	US	February 4, 2009	October 9, 2012	October 9, 2032	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	March 13, 2032	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	April 3, 2032	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	June 12, 2032	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	August 4, 2029	Electric Motor with Heat Pipes

Government and Industry Regulation

We intend to conduct business worldwide and, therefore, we must comply with local, state, federal, and international regulations, both in operations and for our products.

As a company, we do not plan to manufacture any of our products. Therefore, the government regulations we will be subject to will be limited to storage and involve rotating the shafts of electric motors on a regular basis.

Applicable laws and regulations include those governing, among other things, noise and employee safety, as well as the handling, storage and transportation of materials and products. In addition, some of our products are subject to various laws and regulations relating to, among other things, emissions and fuel requirements.

Accordingly, we may be required or may voluntarily determine to obtain approval of our products from one or more of the organizations engaged in regulating product or environmental safety. These approvals could require significant time and resources from our technical staff and, if redesign were necessary, could result in a delay in the introduction of our products in various markets and applications.

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

In addition to an existing generator incorporating HPEV thermal technology, the stand-alone version of our auxiliary mobile power system will include a specialized gearing package, which connects the drive train to a generator that will be added on-board. We believe that the vehicle and drive train will operate normally in accordance with manufacturer’s specifications and that no regulations will be violated or exceeded as well. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

The most significant regulatory burden the Company will face will be upon our hybrid conversion systems. All hybrid conversions must comply with Environmental Protection Agency (“EPA”) emission standards.

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

The Department of Transportation, National Highway Traffic Safety Administration (“NHTSA”) is charged with writing and enforcing safety and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle's chassis or their voltage is below specified levels considered safe from electric shock hazards. Our products will be designed to meet or exceed these requirements.

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

In addition, the total weight of the additional components should remain within the vehicle’s gross vehicle weight rating As a result, we believe that our conversions will be in compliance with federal and state transportation regulations.

While we do not create and market our products around government subsidies and tax incentives, there are many state and federal subsidies which our products would be eligible for. For example, in Colorado consumers can qualify for up to $7,600 in tax credits for plug-in hybrid electric vehicle conversions. There are a number of other states that offer a variety of incentives for such conversions.

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

Employees

As of March 20, 2015, we had four full time employees and no part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During 2014 and 2013, we incurred research and development costs of $1,518,807 and $486,160, respectively. Such costs were not borne directly by customers.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents a virtual office, which it uses as its corporate headquarters for a monthly rent of $300. The office is located at 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637. We believe that currently this space is adequate. The Company rents a standalone commercial building located at 13800 US Highway 19 North, Clearwater, Florida 33764, which it uses as the headquarters for UPT, under a 36 month lease commencing July 1, 2014 for a monthly rent of $2,568. The lease is renewable by the Company for two additional 36- month terms, subject to rental adjustment.

Item 3. Legal Proceedings

U.S. District Court Action, District of Nevada

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

On August 27, 2013, the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, and the two other former directors and Spirit Bear Board appointees, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the “Lawsuit”) seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and that the defendants are bound by the Settlement Agreement, dated April 12, 2013. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating the Lawsuit. On October 9, 2013, the Company filed a First Amended Complaint which dismissed, without prejudice, Mr. Palmer,Mrs. Dwyer and Holt from the Lawsuit. On October 28, 2013, Spirit Bear responded to the Company's First Amended Complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV (“Third Party Lawsuit) against Timothy Hassett, Theodore Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec (“Third Party Defendants”).

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

On October 15, 2013, the Company filed an Emergency Motion for Partial Summary Judgment on its claim for Declaratory Relief in the Lawsuit in an effort to streamline the litigation as delay could have a negative impact on the business, including meeting contractual milestones by December 14, 2013. In the Motion, the Company sought a declaration that the resolutions are valid, the Company’s capital raises are authorized and the settlement agreement signed with Spirit Bear on April 14, 2013 is valid and enforceable. Spirit Bear opposed the Company’s Motion for Partial Summary Judgment. Among other things, Defendant Spirit Bear objected to the Company's designation of its Motion as a purported “emergency” because it improperly denied Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims. By Order filed August 5, 2014, the Court found that genuine issues of material fact exist on the issues raised in the Motion and, on that basis, denied the Motion.

On January 22, 2014 Spirit Bear’s counsel filed a motion to withdraw from representing Spirit Bear in the Lawsuit and Third Party Lawsuit. That Motion was granted on February 11, 2014. Spirit Bear was granted fourteen days to retain new counsel. That deadline was later extended by the Court. On March 13, 2014, new counsel for Spirit Bear filed a Notice of Appearance with the Court.

Also, on February 7, 2014, the Clerk of the Court filed a Notice that Spirit Bear’s Third Party Lawsuit would be dismissed on March 9, 2014 unless Spirit Bear filed Proof of Service of their Summons and Complaint upon Third Party Defendants by that date. Spirit Bear’s time for service was later extended to March 24, 2014. The Company believes that service of all the Third Party Defendants except Theodore Banzhaf occurred prior to March 2014 and Spirit Bear sought additional time to serve Mr. Banzhaf. A return of service was filed with the Court on May 5, 2014 asserting that Mr. Banzhaf was served on April 28, 2014.

On April 7, 2014, the Third Party Defendants, except Mr. Banzhaf who had not yet been served, filed a Motion to Dismiss the Third Party Complaint for, among other things, lack of personal jurisdiction and failure to state a claim upon which relief may be granted. Spirit Bear has opposed the Motion to Dismiss. On May 19, 2014, Mr. Banzhaf joined in the Motion to Dismiss. By Order dated June 26, 2014, the Court granted Spirit Bear’s Motion to Amend its Answer, Third Party Complaint and Counterclaims (see below). The Court stated that it would “treat HPEV’s motion [to dismiss] as a challenge to the newly amended third-party complaint and issue a separate order on that motion.” By Order dated November 21, 2015, the Court granted the Motion to Dismiss as to Defendant Mark Hodowanec and denied it with respect to the other Defendants.

Also on April 7, 2014, Spirit Bear filed an Emergency Motion for a Preliminary Injunction which seeks an Order from the Court requiring the Company to maintain an effective registration statement with the SEC applicable to the HPEV securities that Spirit Bear previously acquired. The Company has opposed the Motion for Preliminary Injunction. By Order dated August 5, 2014, the Court denied Spirit Bear’s Motion for Preliminary Injunction.

On May 5, 2014, Spirit Bear filed a Motion for Leave to Amend its Answer to First Amended Complaint and Verified Derivative Counter & Third Party Claim. The Company opposed this Motion. However, by Order dated June 26, 2014, the Court granted Spirit Bear’s Motion to Amend and on June 27, 2014, Spirit Bear filed its Amended Answer to First Amended Complaint; Amended Verified Derivative Counter and Third-Party Claim; and Verified Counterclaim. The Amended Counterclaim sets forth various causes of action against the Company including Breach of the Securities Purchase Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing with respect to the Securities Purchase Agreement, Breach of the Registration Rights Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing with respect to the Registration Rights Agreement, Conversion, Declaratory Relief seeking a declaration that (a) Spirit Bear’s three designees to the Board (i.e. Palmer, Dwyer and Holt) remain holdover directors of the Company until their successors are elected, (b) every action taken by the Board since the annual meeting is not valid, (c) the Lincoln Park Registration Statement is not valid, (d) every action to be taken by the Board in the future is invalid, and (e).the amendment to HPEV’s Bylaws from plurality voting to majority voting and the election of directors that occurred at the annual meeting was improper and invalid. The Company filed a Motion to Dismiss the Amended Counterclaim. By Order dated November 26, 2014, the Court denied the Company’s Motion to Dismiss.

On May 12, 2014, Spirit Bear filed a Motion to Strike New Arguments Contained in the Reply to Spirit Bear's Opposition to Motion to Dismiss Third-Party Defendants. The Company opposed the Motion. By Order dated November 21, 2015, the Court denied Spirit Bear’s Motion to Strike New Arguments.On June 13, 2014, Spirit Bear filed an Emergency Motion for Hearing Spirit Bear's Emergency Motion for a Federal Rule of Civil Procedure 16(a) Status Conference. This Motion essentially sought an order from the Court for a hearing to attempt to expedite a decision of Spirit Bear’s Motion to Amend its Answer and Counterclaim. The Company opposed the Motion. Since the Court granted Spirit Bear’s Motion to Amend by Order dated June 26, 2014, it denied the Motion for Hearing as moot.

On June 19, 2014, the Company filed two Motions as follows: (1) Motion for Leave to File Supplemental Points and Authorities to Opposition to Motion for Preliminary Injunction and (2) Motion to Supplement Opposition to Motion to Amend-Correct Complaint Re [39] Answer to Amended Complaint, Third Party Complaint, Counterclaim. The basis of these motions is that the Company obtained new information since it filed its oppositions to the two motions that it believes the Court should consider. Inasmuch as the Court granted Spirit Bear’s Motion to Amend its Answer on June 26, 2014, it denied, as moot, the Company’s Motion to Supplement Opposition to Motion to Amend-Correct Complaint Re [39] Answer to Amended Complaint, Third Party Complaint, Counterclaim. Inasmuch as the Court denied Spirit Bear’s Motion for Preliminary Injunction, it denied as moot he Company’s Motion for Leave to File Supplemental Points and Authorities to Opposition to Motion for Preliminary Injunction.

On July 8, 2014, Spirit Bear filed a Motion for Partial Summary Judgment regarding the composition of the Company’s Board of Directors. The Motion sought an Order from the Court declaring that HPEV’s Board is and has been comprised of six directors since March 6, 2013, which includes Timothy Hassett, Quentin Ponder and Judson Bibb (the "Management Directors") and the Spirit Bear Directors. The Company opposed this Motion. By Order dated November 26, 2014, the Court granted Spirit Bear’s Motion, in part, granting a partial declaratory judgment in favor of Spirit Bear declaring that Jay Palmer, Carrie Dwyer, and Donica Holt remained holdover director on the Company’s board despite the January 2014 director election wherein they failed to receive a majority vote of the shareholders.

On January 28, 2015, the Company and its Management Directors entered into a comprehensive settlement agreement with Spirit Bear and its affiliates and assignees which, upon the purchase by the Company or its designee of certain specified securities held by Spirit Bear on a date and at an amount specified in the agreement, would permanently resolve, settle, dismiss, and release all actual and potential claims among them (except for breaches under the settlement agreement itself, if any were to arise) without liability therefor. Section 2.6 of the January 28 settlement agreement provides, in relevant part, that “any portion of public filings with the SEC addressing this settlement . . . shall require the approval of a majority of the voting members of the HPEV Board of Directors . . . .” Attached to the January 28 settlement agreement was a Derivative Action Settlement Agreement related to shareholder derivative claims filed by Spirit Bear against the Management Directors in the matter styled HPEV, Inc. v. Spirit Bear Limited, No. 13-cv-01548 (JAD) (GWF) (D. Nev.). As indicated in the Derivative Action Settlement Agreement the parties agreed, subject to receiving Court approval, to settle the derivative action filed by Spirit Bear against the Management Directors. The Court has given preliminary approval to the settlement of the derivative lawsuit, approved a Notice to Shareholders, and set April 30, 2015 as the deadline for filing any objections to the derivative suit settlement agreement. A complete and accurate copy of the fully executed January 28 settlement agreement, including a complete and accurate copy of the fully executed Derivative Action Settlement Agreement, was filed with the Securities and Exchange Commission as an attachment to the Schedule 13D/A filed by Spirit Bear on March 13, 2015.  The Schedule 13D/A filing was not approved by a majority of the voting members of the Company’s Board of Directors.

SEC Subpoena

On September 18, 2013, separate and distinct from the Lawsuit discussed above, the Securities and Exchange Commission served the Company with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear, Robert Olins and all of their respective affiliates. Although the company has not heard anything further concerning the investigation, the Company continues to comply with the subpoena, providing documents in its possession to the SEC on a rolling basis.

New York Special Proceeding

On May 6, 2014, Timothy Hassett initiated a New York Special Proceeding on behalf of HPEV, captioned Hassett v. Palmer (Case No. 14-004473), in which Hassett sought to compel Palmer, Dwyer and Holt to produce and submit for inspection and examination, the corporate books, records and other HPEV related documents, that Palmer, Dwyer and Holt have in their possession. Palmer, Dwyer, and Holt opposed Hassett’s request and moved to dismiss the New York proceeding on July 2, 2014.

Nevada Indemnification Case

On July 9, 2014, Jay Palmer, Carrier Dwyer, and Donica Holt filed a complaint against HPEV in the Clark County District Court of Nevada (Case: A-14-703641-B), titled Palmer, et. al. v. HPEV, seeking indemnification and advancement of attorney’s fees related to the New York Special Proceeding, captioned Hassett v. Palmer (Case No. 14-004473).

On October 2, 2014, the Court entered an order granting HPEV’s Motion to Dismiss Palmer, et. al. v. HPEV (Case: A-14-703641-B), finding that Palmer, Dwyer, and Holt’s request for indemnification and advancement of fees was not ripe for adjudication.

U.S. District Court, District of New York

On September 25, 2014, HPEV filed a complaint against Spirit Bear, Jay Palmer and Robert Olins in the United States District Court for the Eastern District of New York (Case 14-CV-5619) (the “EDNY Action”).

HPEV voluntarily dismissed the EDNY Action and re-filed its claims in the United States District Court for the Southern District of New York (Case No. 14-CV-9175) (the “SDNY Action”) to accommodate the defendants’ concerns regarding venue.  The SDNY Action includes claims for: rescission of an August 2012 Note and Warrant Purchase Agreement on grounds of duress and fraud in the inducement; rescission of the Spirit Bear Securities Purchase Agreement on grounds of duress, fraud in the inducement, illegality, and negligent misrepresentation; rescission of the April 2013 settlement agreement with HPEV based on duress, and fraud in the inducement; breach of the April 2013 Settlement Agreement; breach of the covenant of good faith and fair dealing; and damages against Spirit Bear, Palmer and Olins for federal securities fraud and Nevada Securities fraud, as well as personal liability against Palmer and Olins for injury caused by Spirit Bear for the aforementioned causes of action.  On January 29, 2015, all parties notified the court of the January 28, 2015 settlement agreement and requested a stay of all proceedings, which request was granted on February 3, 2015.  The parties are scheduled to appear for a status conference on April 3, 2015.

On October 30, 2014, Manhattan Transfer Registrar Company filed an interpleader action in the United States District Court for the Eastern District of New York (Case No. 2:14-CV-6418) (the “Interpleader Action”), based in part on issues raised in the EDNY Action.  The Interpleader Action was not dismissed or transferred following HPEV’s filing of the SDNY Action.  The Interpleader Action names as defendants HPEV and Michael Kahn, an individual, and seeks guidance from the Court regarding the defendants’ rights concerning certain disputed shares of HPEV.  On February 11, 2015, all parties to the Interpleader Action notified the Court of the January 28, 2015 settlement agreement and requested a stay of all proceedings.  The Court granted a 60-day stay on February 13, 2015.

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

Quarter Ended	High	Low

March 31, 2014	$2.00	$0.39
June 30, 2014	$2.05	$0.80
September 30, 2014	$1.00	$0.56
December 31, 2014	$0.65	$0.45
March 31, 2013	$0.97	$0.84
June 30, 2013	$0.52	$0.52
September 30, 2013	$0.42	$0.35
December 31, 2013	$0.50	$0.46

The last reported sales price of our common stock on the OTCQB on March 20, 2015, was $0.53.

As of March 20, 2015, there were 182 stockholders of record of our common stock

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	0		0	0
Equity compensation plans not approved by security holders	18,608,235	(1)	$1.26	0

(1)

Represents (i) five options granted to Theodore Banzhaf, to purchase 1,000,000 shares each at such time as our common stock trades at $1.50, $1.75, $2.00, $2.25 and $2.50 for 20 consecutive days or upon a change of control of the Company, while Mr. Banzhaf serves as President and for one year following Mr. Banzhaf’s termination without cause. Exercise prices of these options will be equal to the closing price of the Company’s stock on the date of vesting; (ii) options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Theodore Banzahaf, Timothy Hassett and Mark Hodowanec; (iii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iv) warrants to purchase 8,608,235 shares of common stock as set forth in Note 7 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We made the following sales of common stock and warrants to purchase shares of our common stock, which have a cashless exercise feature, in private offerings to accredited investors during the three months ended December 31, 2014:

			Warrants
Date	Proceeds	Common Shares	Quantity	Exercise Price	Life (Years)
October 2014	$250,000	454,545	304,545	$0.75	3
October 2014	50,000	90,909	90,909	0.70	5
October 2014	10,000	18,182	18,182	0.75	5
November 2014	100,000	181,818	181,818	0.75	3
November 2014	27,500	50,000	50,000	0.70	5
November 2014	50,000	90,909	90,909	0.70	5
December 2014	65,330	118,781	118,781	0.55	3
December 2014	158,650	288,456	288,456	0.75	3

We issued warrants for our common stock to an accredited investor in exchange for services during the three months ended December 31, 2014, as follows:

Date	Consideration	Quantity	Exercise Price	Life (Years)
December 2014	$28,183	60,000	$1.00	3

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 6. Selected Financial Data

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

We opened our UPT headquarters in Largo, Florida in May 2014. We use the facility to perform research and development for our mobile generator business and it will serve as a sales showroom in the future.

Plan of Operation

We have not generated any revenues to date. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. We estimate that we will generate revenue in the second half of 2015. We currently hope to generate positive cash flows from operations by the end of 2015. There can be no assurances that we will be able to do so in this timeframe, or at all. We generally incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

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

Management is currently negotiating additional funding arrangements to support completion of the initial phases of our business plan, which is to license its thermal technologies and applications; to license or sell a mobile electric power system powered by the Company’s proprietary gearing system; and to license it submersible motor dry pit technologies and/or to bring to market its technologies and applications through key distribution partners.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2013 and 2014, which includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must raise additional capital to begin to generate revenue from our three product lines, so that we can fund our operations from our sales and licensing. If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended December 31,
	2014	2013	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	1,056,621	29,485	1,027,136	3,484%
Consulting	8,436,442	1,472,444	6,963,998	473%
Professional fees	946,273	491,643	454,630	92%
Research and development	1,518,807	486,160	1,032,647	212%
General and administrative	11,602,139	395,476	11,206,663	2,834%
Total operating expenses	23,560,282	2,875,208	20,685,074	719%

Other income and (expense)	(14,966)	(162,386)	147,420	(91)

Net loss	(23,575,248)	(3,037,594)	(20,537,654)	676%

Less: Noncontrolling interest	(12,269)	--	(12,269)	N/A
Net loss to HPEV shareholders	$(23,562,979)	$(3,037,594)	$(20,525,385)	676%

Revenues

During the years ended December 31, 2014 and 2013, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of HPEV.

Operating Expenses

Operating expenses increased during the year ended December 31, 2014 compared to December 31, 2013, due primarily to increased efforts and expenditures associated with raising capital, bringing our technology to the point of commercialization and positioning ourselves to generate revenue. The most significant increase was for stock options to key management and common stock warrants issued to individuals who assisted with our capital raises and provided other consulting services.

Other Income and Expense

The decrease in other expense related to our capital structure, as we had interest expense related to short-term borrowings during the year ended December 31, 2013, while our interest expense during the year ended December 31, 2014, related to vendors and test vehicle financing.

Noncontrolling Interest

This represents the 5% third-party ownership in UPT.

Net Loss to HPEV Shareholders

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through a) raising funds through the private placement of equity securities, b) issuing common stock and common stock warrants for professional and consulting services, and c) issuing common stock options to employees. At December 31, 2014, we had cash and cash equivalents of $171,871.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $1,244,784 and $58,880, at December 31, 2014 and 2013, respectively. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and an increase in customer deposits.

We executed an agreement on February 19, 2014, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which gave us the right to sell to Lincoln Park up to $10,000,000 in shares of our common stock, subject to certain limitations, over a 36-month period, under a registration statement with respect to 4,671,785 shares of our common stock, which was declared effective by the SEC on July 3, 2014.  To date, there have been no shares sold to Lincoln Park due to the litigation with Spirit Bear.  We are in discussions with Lincoln Park concerning its ability to perform under the agreement, based on the litigation with Spirit Bear.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2014	2013
Net cash used in operating activities	$(4,334,071)	$(1,728,057)
Net cash used in investing activities	(68,603)	(25,115)
Net cash provided by financing activities	4,096,996	2,036,000

Net cash used in operating activities increased primarily due to increased efforts and expenditures associated with bringing our technology to the point of commercialization. Our investing activity relates to the development of patents, and has remained steady since inception. Our improvement in cash provided by financing activities reflects our successful efforts to raise capital.

The Company’s capital requirements for the next 12 months will consist of $6 million with anticipated expenses of $1.5 million for salaries, public company filings, and consultants and professional fees.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months., The Company is currently negotiating additional funding to support product development or for other purposes.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Contingent liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both of these conditions does not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities based on the best information we have available at the time. If we have a range of possible outcomes, we accrue the low end of the range.

Share-based Payments

All of our share-based awards are classified as equity, as they may only be settled in shares of our common stock.

We recognize expense for fully-vested warrants at the time they are granted. For awards with service or performance conditions, we generally recognize expense when the service is complete; however, there may be circumstances in which we determine that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so we determine the fair value of common stock grants based on the price of the common stock on the measurement date, and the fair value of common stock warrants using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

We issue two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. We recognize expense for fully-vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. We recognize expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model (“Lattice Model”) over the estimated life of the options used in the Lattice Model. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. In the event we modify the terms of a nonvested share-based payment award, we would incur additional expense for the excess of the fair value of the modified share-based payment award over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. We have significant net operating loss carryforwards, for which we have established a valuation allowance. If our estimate of the amount of such deferred tax assets change, we may recognize a benefit in the future. UPT is a limited liability company (“LLC”), which is treated as a partnership for income tax purposes, where all tax obligations flow through to the owners of the LLC during the period in which income taxes were incurred.

Recent Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (“DSE”) from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

We have evaluated the other recent accounting pronouncements through ASU 2015-02 and believe that none of them will have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HPEV, Inc.

We have audited the accompanying consolidated balance sheets of HPEV, Inc. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $32,421,145 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

March 31, 2015

HPEV, Inc. and subsidiary

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$171,871	$477,549
Prepaid expenses	57,018	--
Total current assets	228,889	477,549
Intangibles	139,800	98,697
Equipment, net	118,453
Total assets	$487,142	$576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$529,736	$230,527
Accrued liabilities – related party	489,535	272,564
Customer deposits – related party	400,000	--
Accrued payroll	14,167	10,428
Debt, current portion	40,235	22,910
Total current liabilities	1,473,673	536,429

Debt, long-term portion	77,076	--
Total liabilities	$1,550,749	$536,429

Commitments and contingencies (Note 5)	--	--

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value;15,000,000 shares authorized;140 and 199 shares issued and outstanding at December 31, 2014 and 2013, respectively	--	--
Common stock, $.001 par value; 100,000,000 shares authorized; 61,439,134 and 48,700,929 shares issued and December 31, 2014 and 2013, respectively	60,767	48,702
Additional paid-in capital	30,864,669	8,840,840
Common stock issuable	435,930	--
Common stock held in escrow	8,441	8,441
Accumulated deficit	(32,421,145)	(8,858,166)
Total HPEV equity	(1,051,338)	39,817
Noncontrolling interest in subsidiary	(12,269)	--
Total stockholders’ (deficit) equity	(1,063,607)	39,817
Total liabilities and stockholders’ (deficit) equity	$487,142	$576,246

See accompanying notes to consolidated financial statements.

HPEV, Inc. and subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	1,056,621	29,485
Consulting	8,436,442	1,472,444
Professional fees	946,273	491,643
Research and development	1,518,807	486,160
General and administrative	11,602,139	395,476
Total operating expenses	23,560,282	2,875,208

Operating loss	(23,560,282)	(2,875,208)

Other income and (expense)
Interest expense, net	(14,966)	(181,861)
Gain on settlement of debt	--	19,475
Net loss	(23,575,248)	(3,037,594)
Less: Noncontrolling interest in net loss	(12,269)	--
Net loss to HPEV shareholders	$(23,562,979)	$(3,037,594)

Net loss per common share:
Basic and diluted	$(0.42)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	56,742,881	45,327,116

See accompanying notes to consolidated financial statements

HPEV, Inc. and subsidiary

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
December 31, 2012	200	$--	42,970,441	$42,970	$6,116,420	$--	$39,469	$(5,820,572)	$--	$378,287
Sale of common stock	--	--	5,517,160	5,519	2,041,681	--	--	--	--	2,047,200
Common stock for services	--	--	25,000	25	6,475	--	--	--	--	6,500
Cashless warrant exercises	--	--	138,328	138	(138)	--	--	--	--	--
Conversion of preferred stock to common stock	(1)	--	50,000	50	(50)	--	--	--	--	--
Warrants issued for services	--	--	--	--	470,447	--	--	--	--	470,447
Warrants issued for finance costs	--	--	--	--	174,977	--	--	--	--	174,977
Escrow shares returned	--	--	--	--	31,028	--	(31,028)	--	--	--
Net loss	--	--	--	--	--	--	--	(3,037,594)	--	(3,037,594)
December 31, 2013	199	--	48,700,929	48,702	8,840,840	--	8,441	(8,858,166)	--	39,817

Sale of common stock	--	--	7,707,815	7,707	3,708,945	401,130	--	--	--	4,117,782
Common stock for services	--	--	505,000	505	596,245	34,800	--	--	--	631,550
Equity issuance costs	--	--	671,785	--	--	--	--	--	--	--
Cashless warrant exercises	--	--	933,605	933	(933)	--	--	--	--	--
Conversion of preferred stock to common stock	(59)	--	2,950,000	2,950	(2,950)	--	--	--	--	--
Warrants issued for services	--	--	--	--	7,469,492	--	--	--	--	7,469,492
Employee stock options	--	--	--	--	10,271,000	--	--	--	--	10,271,000
Cancellation of share issuance	--	--	(30,000)	(30)	(17,970)	--	--	--	--	(18,000)
Net loss	--	--	--	--	--	--	--	(23,575,248)	--	(23,575,248)
Noncontrolling interest	--	--	--	--	--	--	--	12,269	(12,269)	--
December 31, 2014	140	--	61,439,134	$60,767	$30,864,669	$435,930	$8,441	$(32,421,145)	$(12,269)	$(1,063,607)

See accompanying notes to consolidated financial statements

HPEV, Inc. and subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
Operating Activities:
Net loss	$(23,575,248)	$(3,037,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	631,550	373,679
Warrants issued for services	7,469,492	470,447
Warrants issued for interest	--	174,977
Gain on settlement of debt	--	(19,475)
Employee stock options	10,271,000	--
Depreciation expense	6,234	--
Changes in operating assets and liabilities:
Prepaid expenses	(57,018)	--
Accounts payable	299,209	79,222
Accrued liabilities – related party	216,971	220,259
Customer deposits – related party	400,000	--
Accrued payroll liabilities	3,739	10,428
Net cash used in operating activities	(4,334,071)	(1,728,507)

Investing Activities:
Expenditure for Intangible assets	(41,103)	(25,115)
Expenditure for Equipment	(27,500)	--
Net cash used in investing activities	(68,603)	(25,115)

Financing Activities:
Proceeds from sale of common stock, net	4,099,782	2,047,200
Proceeds from debt	--	900
Payments on debt	(2,786)	(12,100)
Net cash provided by financing activities	4,096,996	2,036,000

Net increase in cash	(305,678)	282,828

Cash, beginning of period	477,549	194,721

Cash, end of period	$171,871	$477,549

Cash paid for:
Interest	$979	$--
Income taxes	--	--

Non-cash transactions:
Shares issued to settle accounts payable	$--	$25,974
Shares held in escrow	--	31,028
Purchase of equipment with debt	97,187	--

See accompanying notes to consolidated financial statements.

HPEV, Inc. and subsidiary

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

HPEV, Inc. and subsidiary, (we, us, our, the “Company” or “HPEV”) was incorporated in the State of Nevada in July 2002. In April 2014, we formed Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which we own 95% and a shareholder of HPEV owns 5%. We were formerly known as Bibb Corporation and as Z3 Enterprises.

We have developed and intend to commercialize heat dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. We currently have two trademarks in the application process: HPEV and TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.

Our technologies are divided into three distinct but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist. As of December 31, 2014, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of HPEV and UPT. Intercompany accounts and transactions have been eliminated. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to HPEV.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $32,421,145 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Annual Report on Form 10-K, management is negotiating additional funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, tractor trailers and buses. There can be no assurance, however, that we will be successful in accomplishing these objectives.

Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.

Intangible assets

Our intangible assets consist of patents on our technology, recorded at cost. Cost is based on third party expenditures for patent applications. We will begin amortizing our intangibles over their estimated remaining useful life when we begin revenue-producing activities. We will determine the useful lives of our intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Equipment

Equipment consists of vehicles we use for testing and demonstrating our technology to potential customers. Depreciation is recorded using the straight-line method over five years, the estimated useful life.

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

Accrued liabilities – related party

These represents amount due to management and their affiliates for services performed.

Research and development costs

Internal costs related to research and development efforts on existing or potential products are expensed as incurred. External costs incurred for intangible assets, such as attorney fees for patents, are capitalized.

Share-based payments

All of our share-based awards are classified as equity. We do not have any liability classified share-based awards. Each warrant or stock option is exercisable for one share of our common stock.

Nonemployees – We may enter into agreements with nonemployees to make share-based payments in return for services. These payments may be made in the form of common stock or common stock warrants. We recognize expense for fully-vested warrants at the time they are granted. For awards with service or performance conditions, we generally recognize expense over the service period or when the performance condition is met; however, there may be circumstances in which we determine that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so we determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty’s performance is complete), and the fair value of common stock warrants using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

Employees – We issue two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. We recognize expense for fully-vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. We recognize expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model (“Lattice Model”) over the estimated life of the options used in the Lattice Model. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

Modification of share-based payment awards– In the event we modify the terms of a nonvested share-based payment award, we would incur additional expense for the excess of the fair value of the modified share-based payment award, measured at the date of modification, over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

Sale of common stock with warrants – When we sell common stock we may also issue common stock warrants. We treat the value of these warrants as equity issuance costs. Accordingly, the value of the common stock warrants is included as a component of additional paid-in capital upon recording the sale of common stock.

Nonemployee stock option – In 2012, we issued an equity-based award in the form of stock options to a nonemployee, which have been aggregated and classified with nonemployee common stock warrants, as the terms are similar to the common stock warrants we issued to nonemployees. The stock options were exercised on a cashless basis in 2013.

Cashless exercise – Most of our common stock warrants and stock options may be exercised on a cashless basis. The number of shares of our common stock received upon exercising on a cashless basis is based on a) the volume weighted-average price of our common stock for three trading days immediately preceding the exercise date; b) the exercise price of the warrant or option; and c) the number of common shares issuable under the instrument.

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2014 and 2013, determined that there were no material uncertain tax positions.

UPT is a limited liability company (“LLC”), which is treated as a partnership for income tax purposes, where all tax obligations flow through to the owners of the LLC during the period in which income taxes were incurred.

Fair value of financial instruments

Our financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of our debt approximates fair value, because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

Reportable segments

We have identified our operating segments, our chief operating decision maker (“CODM”), and the discrete financial information reviewed by the CODM. After evaluating this information, we have determined that we have one reportable segment.

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

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2014	2013
Test vehicles	$124,687	$--
Less: accumulated depreciation	(6,234)	--
	$118,453	$--

Depreciation expense for the year ended December 31, 2014, was $6,234.

Note 3 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of HPEV.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2014	2013
Note payable – related party	$22,910	$22,910
Test vehicle financing	94,401	--
	117,311	22,910
Less: current portion	40,235	22,910
	$77,076	$--

The note payable – related party is non-interest bearing and is due on demand, payable to the Secretary of HPEV.

In October 2014, we entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Future contractual maturities of debt are as follows:

Year ending December 31,
2015	$40,235
2016	18,410
2017	19,563
2018	20,788
2019	18,315
$117,311

Note 5 – Commitments and Contingencies

On December 12, 2012, we concluded negotiations on a debt settlement agreement by and among the Company, Phoenix Productions and Entertainment Group (“PPEG”), Action Media Group, LLC (“Action Media”) and Spirit Bear Limited (“Spirit Bear”) (PPEG and Action Media collectively, the “Debt Holders”). PPEG and Action Media were significant shareholders in our predecessor company and Spirit Bear is a related party through voting rights. The Debt Holders were to return to escrow a total of 4,676,000 shares of our common stock. 3,676,000 of these shares were returned and cancelled on January 14, 2013, following our filing a registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share (or $400,000) at the rate of $10,000 per month commencing within 90 days of the Company achieving $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis, based on each company’s respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity on the balance sheets as common stock held in escrow.

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

In January 2015, we entered into a comprehensive settlement agreement with Spirit Bear and its affiliates and assignees which, upon the purchase by the Company or its designee of certain specified securities held by Spirit Bear on a date and at an amount specified in the agreement, would permanently resolve, settle, dismiss, and release all actual and potential claims among them (except for breaches under the settlement agreement itself, if any were to arise) without liability therefor. Attached to the January 28, 2014 settlement agreement was a Derivative Action Settlement Agreement related to shareholder derivative claims filed by Spirit Bear. As indicated in the Derivative Action Settlement Agreement, the parties agreed, subject to receiving Court approval, to settle the derivative action filed by Spirit Bear against the Management Directors. The Court has given preliminary approval to the settlement of the derivative lawsuit, approved a Notice to Shareholders, and set April 30, 2015 as the deadline for filing any objections to the derivative suit settlement agreement.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred stock

Spirit Bear, a related party, holds all of our preferred stock. Each share of Series A Preferred Stock (“Preferred Stock”) is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the “Certificate of Designation”), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common stock

In December, 2014, we received $401,130 for 729,328 shares of our common stock; however, the shares were not issued until 2015, and are included in Common stock issuable within the equity section of the consolidated balance sheet. We will also issue 729,328 warrants associated with the sale of these shares, with a weighted-average exercise price of $0.71 per share and a weighted-average life of 3.4 years.

In February, 2014, we entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC (“Lincoln Park") from time to time over a 36-month period commencing on the date that a registration statement filed with the Securities and Exchange Commission (“SEC”) is declared effective by the SEC, and a final prospectus is filed. We may direct Lincoln Park to purchase up to 75,000 shares of our common stock in separate transactions not to exceed $500,000 per transaction (“Regular Purchase”). We may request multiple Regular Purchases so long as at least two business days have passed since the most recent regular purchase was completed. The price of the common shares is based on the market price of the common stock during the twelve business days preceding the request, with a floor of $0.25 per common share. If the market price of the common stock is above $0.60 per share, in certain circumstances we may direct Lincoln Park to purchase up to 150,000 shares of our common stock. The number of shares of our common stock sold to Lincoln Park is limited such that at no time will Lincoln Park have beneficial ownership of more than 9.99% of the then outstanding shares of our common stock. As part of entering into that agreement, we issued 671,785 shares of common stock as equity issuance costs for no consideration. To date, there have been no shares of our common stock sold to Lincoln Park due to the litigation with Spirit Bear.  We are in discussions with Lincoln Park concerning its ability to perform under the agreement based on the litigation with Spirit Bear.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of December 31, 2014, and changes during the year then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	12,901,955	$0.52
Granted	6,612,810	0.58
Exercised	(400,000)	0.35
Forfeited or expired	(1,084,597)	0.35
Outstanding, December 31, 2014	18,030,168	$0.56	2.1	$457,500
Exercisable, December 31, 2014	18,030,168	$0.56	2.1	$457,500

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2014	2013
Nonemployee common stock	$631,550	$6,500
Nonemployee warrants – fully vested upon issuance	7,204,573	645,424
Nonemployee warrants – service and performance conditions	264,919	--
Employee stock options – fully vested upon grant	7,950,000	--
Employee stock options – market price-based	2,321,000	--
Total share-based expense charged against income	$18,372,042	$651,924

Impact on net loss per common share:
Basic and diluted	$(0.32)	$(0.01)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of December 31, 2014, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued. The fair value of these unearned shares of common stock was $338,000 as of December 31, 2014.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. As of December 31, 2014, we have recognized the issuance of 120,000 shares, and recorded expense at fair value of $91,800. The fair value of the 120,000 unearned shares of common stock was $62,400 as of December 31, 2014.

Other

During the years ended December 31, 2014 and 2013, we issued an additional 445,000 and 25,000 shares of common stock in exchange for services, with a fair value of $539,750 and $6,500, respectively.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,203,374	$0.38
Granted	7,266,666	0.74
Exercised	(781,805)	0.31
Forfeited or expired	(200,000)	0.31
Outstanding, December 31, 2014	8,488,235	$0.69	3.2	$145,184
Exercisable, December 31, 2014	8,488,235	$0.69	3.2	$145,184

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants were as follows:

Year ended December 31,
	2014	2013
Volatility	208 – 330%	188 – 382%
Risk-free interest rate	0.6 -- 1.7%	0.2 – 1.8%
Expected life (years)	2.5 -- 5.0	2.5 – 5.0
Dividend yield	--	--

The weighted-average grant date fair value of fully-vested common stock warrants granted during the years ended December 31, 2014 and 2013, was $7,204,573 and $645,424, respectively. The total intrinsic value of fully-vested common stock warrants exercised during the years ended December 31, 2014 and 2013, was $1,059,248 and $20,500, respectively.

Nonemployee common stock warrants -- Service and performance conditions

The following summarizes the terms for warrants we granted that are subject to performance and service conditions.

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of December 31, 2014, we did not estimate meeting the performance conditions as probable, so no expense was recognized and no common stock warrants vested. During the year ended December 31, 2014, 120,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $64,540. As of December 31, 2014, the fair value of the unvested common stock warrants, which is also the estimated unrecognized expense, was $1,165,000. We cannot estimate the period over which the expense for the performance awards will be recognized, if at all. The remaining service award expense will be recognized over a period of 2.5 years.

Financing advisory services

In March, 2014, we entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. As of December 31, 2014, we deemed it probable that the vesting conditions will be met. Accordingly, during the year ended December 31, 2014, we recognized expense of $200,379. The grant date fair value of these warrants was $352,000.

Summary

The following summarizes the activity for warrants that have performance and service conditions:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	--
Granted	3,000,000	$1.20
Outstanding, December 31, 2014	3,000,000	$1.20	2.7	$--
Exercisable, December 31, 2014	120,000	$1.00	2.5	$--

The following summarizes of the status of our nonvested common stock warrants with performance and service conditions as of December 31, 2014, and changes during the year then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Nonvested, December 31, 2013	--
Granted	3,000,000	$0.98
Vested	(120,000)	0.99
Nonvested, December 31, 2014	2,880,000	$0.98

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions:

Year ended December 31,
	2014	2013
Volatility	208 -- 322%	--
Risk-free interest rate	1.1 -- 1.7%	--
Expected life (years)	3.0 – 5.0	--
Dividend yield	--	--

Employee stock options – Fully-vested upon grant

We granted stock options to certain members of management that were fully-vested at the date of grant. The following is a summary of fully-vested stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	--
Stock options granted	5,000,000	$2.00	No expiration
Outstanding, December 31, 2014	5,000,000	$2.00	No expiration	$--
Exercisable, December 31, 2014	5,000,000	$2.00	No expiration	$--

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested stock option grants:

	Year ended December 31,
	2014	2013
Volatility	325%	--
Risk-free interest rate	2.7%	--
Expected stock option life (years)	10	--
Dividend yield	--	--

We recognized expense at a fair value of $7,950,000 in the year ended December 31, 2014, for fully-vested stock option grants. There were no grants in 2013.

Employee stock options – Market price-based grants

We granted stock options to a member of management that vest upon the achievement of certain stock prices for 20 days, as follows:

Market Price	Number of Options
$ 1.50	1,000,000
1.75	1,000,000
2.00	1,000,000
2.25	1,000,000
2.50	1,000,000
5,000,000

The following is a summary of market price-based stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	5,000,000	$2.00		$--
Granted	--
Outstanding, December 31, 2013	5,000,000
Granted	--		No expiration
Outstanding, December 31, 2014	5,000,000	2.00	No expiration	$--
Exercisable, December 31, 2014	1,000,000	1.50	No expiration	$--

A following summarizes of the status of our nonvested market price-based stock options as of December 31, 2014, and changes during the year then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Nonvested, December 31, 2013	5,000,000	$1.58
Vested	(1,000,000)	1.58
Nonvested, December 31, 2014	4,000,000	$1.58

The following summarizes the lattice-based assumptions used to estimate the fair value of market price-based stock options:

	Year ended December 31,
	2014	2013
Volatility	300%	--
Risk-free interest rate	1.7%	--
Expected stock option life (years)	5.0	--
Dividend yield	--	--

As of December 31, 2014, there was $5,562,000 of total unrecognized cost related to nonvested market price-based stock options, which will be recognized over 4.5 years.

Note 8 – Income Taxes

When it is more likely than not that a tax asset cannot be realized through future taxable income, we must establish a valuation allowance against this future tax benefit. We provided a full valuation allowance on our net deferred tax asset, consisting of net operating loss carryforwards, because management has determined we have no objectively verifiable evidence to support realization of the deferred tax assets during the carryforward periods. As of December 31, 2014 and 2013, we had net operating loss carryforwards of $8,522,831 and $3,502,611, respectively, expiring beginning in 2031.

The components of our deferred tax asset are as follows:

	December 31,
	2014	2013
Net operating loss carryforwards	$3,034,310	$1,215,458
Valuation allowance	(3,034,310)	(1,215,458)
Deferred tax asset	$--	$--

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2014	2013
Tax at statutory rate (35%)	$1,818,852	$706,472
Increase in valuation allowance	(1,818,852)	(706,472)
Income tax benefit	$--	$--

We had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We have not accrued any interest or penalties associated with income taxes. We file income tax returns in the United States federal jurisdiction. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2008. No tax returns are currently under examination by any tax authorities.

Note 9 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2014	2013
Net loss available for stockholders	$(23,562,979)	$(3,037,594)
Weighted average outstanding shares of common stock	56,742,881	45,327,116
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	56,742,881	45,327,116

Net loss per share – Basic and diluted	$(0.42)	$(0.07)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2014	2013
Stock options	10,000,000	5,000,000
Common stock warrants	29,518,403	15,105,329
Common stock issuable	729,328	--
Common stock issuable - warrants	729,328	--
Total	40,977,059	20,105,329
Total exercisable at December 31	34,097,059	15,105,329

Note 10 -- Subsequent Events

In January 2015, we received a $250,000 advance from the 5% owner of UPT.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because we have only five officers and limited personnel, the Company’s internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the five officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company’s internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1993. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. We use a third party consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and prepare our financial statements.

(c) Remediation of Material Weaknesses

We have engaged a third party consultant to evaluate and document appropriate controls and procedures; however, we can provide no assurance that our internal controls over financial reporting will be compliant in the near future.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	53	Chairman and Chief Executive Officer and Director
Quentin Ponder	85	Vice Chairman Chief Financial Officer and Director
Judson Bibb	58	Vice President, Secretary and Director
Theodore Banzhaf	50	President
Mark Hodowanec	50	Chief Technical Officer
Jay Palmer	46	Director
Carrie Dwyer	68	Director
Donica Holt	46	Director

Our directors are elected for a term of one year and serve such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees at this time.

BACKGROUND INFORMATION

The following summarizes the occupational and business experience of our officers and directors.

Timothy Hassett is a co-founder of the Company and has been its Chairman since its inception and Chief Executive Officer since April 5, 2012. Mr. Hassett began his career as a marketing and business manager, for Rockwell Automation Incorporated’s Motor Special Products division from 1990 to 1995, where he launched new product platforms and developed and implemented global distribution initiatives and channels. Mr. Hassett worked at General Electric from January 1996 to February 1998, as a general manager of Distribution Services in the Industrial Systems Division and from February 1998 to March 2000, in the Electric Motors Unit of the Industrial Systems Division where he restructured the unit, consolidated product lines and grew the business. From March 2000 to August 2003, he served as President of Hawk Motors and Rotors, a division of Hawk Corporation, a brake manufacturer, where he restructured the company. From August 2003 to October 2005, Mr. HassettasHH served as Vice President and General Manager of Wavecrest Laboratories, a propulsion systems and controls start-up, where he led the development and launch of four new product platforms. From June 2006 to October 2010, Mr. Hassett served as President and Managing Director of LEMO USA, a Swiss-based connector company, where he restructured the company, helped contain costs and improved operating margins and business. From December 2010 to October 2011, Mr. Hassett served as President of Cavometrix, a connector company serving the medical, energy and alternative energy industries. Mr. Hassett has a BS in Mechanical Engineering from Cleveland State University and a BS in Physics from Youngstown State University. Mr. Hassett’s patents and patents pending and his extensive experience and professional contacts in the electric motor industry led to the decision to appoint him to the Board.

Quentin Ponder has served as President from October 20, 2011 until April 5, 2012, Secretary from October 20, 2011 until November 11, 2011 and Treasurer of the Company since October 20, 2011. On April 5, 2012, Mr. Ponder was appointed Chief Financial Officer and Vice Chairman. Mr. Ponder is a seasoned executive with over 40 years of management experience. From November 1962 to July 1967, Mr. Ponder served as Senior Manufacturing Engineer at General Electric where he worked in the development of a flow manufacturing system. From July 1980 to June 1985, he was President of Franklin Electric, Inc., an electric motor company, where he restructured the company which became a global leader in submersible motors for water wells. From July 1985 to March 1990, Mr. Ponder was President of Baldor Electric, Inc., an electric motor company, where he restructured the company. From April 1990 to May 1997, Mr. Ponder worked for Lincoln Electric, Inc., as a consultant. From May 1990 to the present, Mr. Ponder has worked as an independent management consultant. Mr. Ponder serves as a director and is a 33.3% owner of Reliable Electric Motor Company, Inc., an electric motor importer. Mr. Ponder is the sole owner and a director of Summit Management Consulting, Inc. and Capital Alternatives, Inc., a semi-trailer leasing company. Mr. Ponder earned a Ph.D. from Columbia University in general management, accounting, and economics. Mr. Ponder’s extensive experience in the electric motor industry led to the decision to appoint him to the Board.

Judson W. Bibb has been a director of the Company since April 15, 2011. Mr. Bibb was appointed Secretary on November 11, 2011 and Vice President on April 5, 2012. Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. Over the past five years, he has worked as a writer and director for Image Alliance Inc., writing and producing segments for KPMG, T. Rowe Price, Agstar Financial Services, Briggs & Stratton, Caterpillar, Georgia-Pacific, Lowes, Celebrity Cruises, Alaska Air, Pepsico, Hewlett-Packard, Bayer, Caremark, Wellpoint and T-Mobile. Mr. Bibb graduated cum laude from the University of South Florida with a B.A. in mass communications-film. Mr. Bibb’s broad background and wide variety of resources, including experience in marketing and public relations and business experience in automotive, trucking, electronics, retail, direct response and the Internet led to the decision to appoint him to the Board.

Theodore Banzhaf has been President of the Company since April 5, 2012. Mr. Banzhaf has more than twenty years of experience working with growing public and private companies in all facets of finance, growth strategies and management. From January 2007 through July 2009, Mr. Banzhaf served as President of Pink Boxers Corporation, a clothing company dedicated to raising money for breast cancer in honor of his widow who passed away from the disease in early 2007. From April 2009 to March 2012, Mr. Banzhaf served as President of Applied BioFuels Corporation, a privately held developer of biofuel production facilities, and from 2003 to 2007, Mr. Banzhaf served as President and Chief Executive Officer of SpatiaLight Technologies, Inc., a wholly-owned subsidiary of SpatiaLight Inc. (NASDAQ: HDTV). Prior thereto, Mr. Banzhaf worked in capital markets primarily in institutional equities for a number of firms including Raymond James & Associates and C.E. Unterberg Towbin. Mr. Banzhaf also ran a philanthropic organization to raise money for breast cancer charities from 2007-2009. Mr. Banzhaf received his M.B.A. from Southern Methodist University and his Bachelor of Arts from Miami University.

Mark Hodowanec has been Chief Technical Officer of the Company since February 14, 2014. Mr. Hodowanec was a program manager and lead engineer for Curtiss-Wright Corporation from September 2006 through February 2014. From May 2004 through September 2006 he operated his own consulting firm, MMH Consulting, assisting research and development, and product development companies develop custom motors solutions. From September 2004 through October 2005, Mr. Hodowanec worked at Wavecrest Laboratories. From May 1994 through February 2004, Mr. Hodowanec was at Siemens Energy & Automation as a Manager, Mechanical Engineering. Mr. Hodowanec received a B.S. and M.S. degree in mechanical engineering from the University of Akron and his M.B.A. from Xavier University.

Jay A. Palmer was appointed a director on February 20, 2013 pursuant to the Securities Purchase Agreement, dated as of December 14, 2012, by and between HPEV, Inc. and Spirit Bear Limited. He is a 1979 summa cum laude graduate of the University of Pennsylvania. In 1984, Mr. Palmer founded Cardiff Consultants, Limited, a residential construction company specializing in renovation of fine private residences in Manhattan and he continues to serve as the President of that company. In 1999, Cardiff Consultants began development of software products geared toward the CAD (computer-assisted design) market for architects, builders and designers. In 2003, Cardiff Consultants sold one of its CAD software businesses to a major software developer and thereafter began to develop software for other markets, focusing on add-ons, which Cardiff Consultants still produces, for Microsoft’s Outlook email software. Mr. Palmer, who resides in New York City, is the President of Spirit Bear Limited, a company founded in November of 2009 for the purpose of investment in energy and technology ventures.

Carrie Dwyer was appointed a director on February 20, 2013 pursuant to the Securities Purchase Agreement, dated as of December 14, 2012, by and between HPEV, Inc. and Spirit Bear Limited. She is a Certified Public Accountant and a 1994 graduate of William Jewell College. Ms. Dwyer has more than 20 years of experience in the areas of accounting, management and human resources. In the past, Ms. Dwyer served as Business Operations Manager with Comcast Cable (2008-2009), Chief Financial Officer/Human Resources with Virtual Nvision LLC, Finance Director/Human Resources with Foss Training & Consulting, Inc., Finance Manager with Caremark, Incorporated, Manager of Corporate Accounting with Yellow Corporation and Controller with Aircraft Conversions, L.L.C./Alg Inc. Ms. Dwyer, who resides in Blue Springs, Missouri, has been a consultant with Perfect Biz Solutions, LLC since 1989.

Donica Holt was appointed a director on March 7, 2013 pursuant to the Securities Purchase Agreement, dated as of December 14, 2012, by and between HPEV, Inc. and Spirit Bear. She is a manager with over 15 years of experience in business planning, team building, client relationships and customer service. Ms. Holt has previously served as a Customer Service Manager at Allied National, a Call Center Manager at Caremark, Inc., a Branch Manager at Gallagher Benefits, an Operations Manager at MHM Business Services and a Manager at Fortis Benefits. Ms. Holt resides in Lees Summit, Missouri and has been employed as a Benefit Manager at American Sterling Insurance Services since 2004.

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

Committees of the Board of Directors

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a "financial expert" within the meaning of the rules and regulations of the SEC.

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

Board of Advisors

The Company has a Board of Advisors which currently consists of six members. Scott Van Dornis currently engineering director at Navistar Corporation, has more than 20 years of experience in global engineering and management in vehicles, engines electronics and design. Richard.Schul is a veteran of the motor/generator industry. The other members include Bill Finely of Siemens, Dan Ustian, a former chief executive officer of Navistar, Chris McKee, senior vice president and general counsel of GTT and Donald Bowman, chief executive officer of BVU Utilities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2014, all reporting persons complied with all applicable Section 16(a) filing requirements except that Theodore Banzhaf, our President, failed to timely file one Form 4 reporting the purchase of 15,000 shares of common stock, and Spirit Bear failed to timely file one Form 4 to report the cashless exercise of warrants, one Form 4 to report the sale of common stock and two Form 4s to report the conversion of preferred stock to common stock.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2014 and 2013 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2014 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other ($)		Total ($)
Timothy Hassett	2013	27,000	--	--	--	125,500	(2)	152,500
CEO and Chairman	2014	210,000	150,000	--	1,590,000	1,500	(3)	1,951,500

Judson Bibb	2013	96,000	--	--	--	--		96,000
Vice President, Secretary and Director	2014	112,000	--	--	3,180,000	1,500	(3)	3,293,500

Theodore Banzhaf	2013	1	--	--	--	168,751	(4)	168,752
President	2014	235,000	78,000	--	3,911,000	14,617	(5)	4,238,617

______________

(1)

Represents stock-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using either the Black-Scholes or lattice option pricing model as set forth in Note 7 to the Company’s financial statements.

(2)	Represents consulting fees pursuant to his consulting agreement with the Company, and a payment of $25,000 for achieving the filing of a patent during 2013.
(3)	Represents a health care allowance paid made by the Company.
(4)	Represents consulting accrued to Mr. Banzhaf.
(5)	Represents $1,500 of health care allowance paid by the company and $13,117 for Company car.

We have no pension, health, annuity, bonus, insurance, stock option, profit sharing or similar benefit plans.

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

We entered into an employment agreement, dated March 31, 2012, with Theodore Banzhaf to serve as our President, which was modified by a board resolution on February 20, 2013. Mr. Banzhaf’s compensation will initially be $1 per month; $17,500 per month after raising $1.0 million; $20,000 per month subsequent to raising $3.5 million; $24,000 per month upon the Company achieving profitability; and $29,000 upon the Company maintaining profitability for four consecutive quarters. If Mr. Banzhaf’s employment is terminated without cause, he will be entitled to severance equal to one month’s salary for each three months of employment, but not less than six nor more than twelve months’ salary. Subsequent to raising $3.5 million, Mr. Banzhaf will also be eligible for quarterly cash and equity bonuses, at the board of director’s discretion. Mr. Banzhaf was granted an option to purchase 5,000,000 shares of the Company’s common stock when the common stock trades at certain milestone prices or upon a change of control of the Company.

Consulting Agreements

We entered into a consulting agreement with Summit Management in April 2011 for services provided by Quentin Ponder to the Company for a consulting fee of $5,000 per month which fee was increased to $7,500 per month effective January 1, 2012. During 2012, Mr. Ponder agreed to forgo four months’ payment under the consulting agreement due to the financial condition of the Company. Mr. Ponder was paid $7,500 per month from January 2013 through July 2013 and accrued $2,500 during those months (except for the first month in which he accrued $1,250); was paid $10,000 per month from August 2013 through April 2014; and was paid $12,000 per month from May 2014 through December 2014.

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

On May 1, 2012, we entered into a consulting agreement with Bibb Productions & Consulting for Judson Bibb’s services for a monthly consulting fee of $6,000 conditional upon the financial ability of the Company. Mr. Bibb’s monthly consulting fee under this agreement was accrued but unpaid from May 2012 through April 2013 and was paid to Mr. Bibb for the months of May, June, July and August 2013. Such consulting agreement terminated on January 1, 2014, the date Mr. Bibb became a full-time, salaried employee of the Company and was paid $8,000 per month. Mr. Bibb’s compensation increased to $10,000 per month in May 2014.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2014.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date

Timothy Hassett	3/31/14	1,000,000	--	2.00	(2)
Theodore Banzhaf(1)	3/29/12	1,000,000	4,000,000	--	(1)
	3/31/14	1,000,000	--	2.00	(2)
Judson Bibb	3/31/14	2,000,000	--	2.00	(2)

______________

(1)

Represents five options to purchase 1,000,000 shares each at such time as our common stock trades at $2.00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days while Mr. Banzhaf serves as President and for one year following Mr. Banzhaf’s termination without cause. Exercise prices of these options will be equal to the closing price of the Company’s stock on the date the option vests. On March 31, 2014, the Board amended Mr. Banzhaf's options to provide for cashless exercise and for the stock price milestones to be: $1.50, $1.75, $2.00, $2.25 and $2.50 in lieu of the milestone prices of $2.00, $3.00, $5.00, $7.50 and $10.00. As of December 31, 2015, 1,000,000 of such options have vested. Also includes an option to purchase 1,000,000 at $2.00 per share, which are currently exercisable.

(2)	No expiration date.

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

On March 31, 2014, the Board approved the grant of options to Judson Bibb to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share and the grant of options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Messrs. Hassett, Hodowanec and Banzhaf.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 20, 2015, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o HPEV, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 61,728,102 shares of common stock issued and outstanding on March 20, 2015 and 140 shares of preferred stock (each such share of preferred stock has the voting right of 50,000 shares of common stock).

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage

5% or Greater Stockholders
Spirit Bear Limited (1) 1470 First Avenue, No 4a New York, NY 10075	14,491,054	(2)	19.15%

Mark Hodowanec	7,100,000	(3)	11.32%

Directors and named executive officers
Timothy Hassett	6,901,000	(4)(5)	11.00%

Theodore Banzhaf	6,030,000	(4)(6)	8.90%

Judson Bibb	2,217,400	(7)	3.48%

Quentin Ponder	2,000,000		3.24%

Jay A. Palmer	14,491,054	(1) (2)	19.15%

Carrie Dwyer	-		-

Donica Holt	-		-
All officers and directors as a group (8 persons) (8)	38,739,454		45.23%

_______________

(1)	Jay Palmer, President of Spirit Bear, has sole voting and disposition power over shares held by Spirit Bear.

(2)

Includes (i) 561,894 shares of common stock, (ii) 7,000,000 shares of common stock underlying 140 shares of Preferred Stock (having voting rights of 50,000 shares of common stock for each share of Preferred Stock) and (iii) currently exercisable warrants to purchase an aggregate of 6,929,160 shares of common stock. These shares are subject to dispute as a result of ongoing litigation with Spirit Bear.

(3)	Includes options to purchase 1,000,000 shares of common stock at $2.00 per share.

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

(5)

Includes options to purchase 1,000,000 shares of common stock at $2.00 per share. Does not include (i) 700,000 shares held by Mr. Hassett’s ex-wife and (ii) an aggregate of 90,000 shares held by Mr. Hassett’s minor children.

47

(6)

Includes five options to purchase 1,000,000 shares each at such time as our common stock trades at $2.00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days while Mr. Banzhaf serves as President and one year following a termination of Mr. Banzhaf employment without cause. Exercise prices of these options will be equal to the closing price of the Company’s stock on the date the option vests. On March 31, 2014, the Board amended Mr. Banzhaf's options to provide for cashless exercise and for the stock price milestones to be: $1.50, $1.75, $2.00, $2.25 and $2.50 in lieu of the current milestone prices of $2.00, $3.00, $5.00, $7.50 and $10.00. Also includes options to purchase 1,000,000 shares of common stock at $2.00 per share

(7)	Includes options to purchase 2,000,000 shares of common stock at $2.00 per share.

(8)	Includes Mark Hodowanec, Chief Technology Officer.

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

On February 20, 2013, the Board at that time, consisting of Messrs. Hassett, Ponder and Bibb, approved the following compensation for its officers: (i) $13,500 per month for Timothy Hassett, as Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, as Chief Financial Officer and Treasurer, (iii) $12,500 per month for Theodore Banzhaf, as President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, as Vice President and Secretary. Such compensation accrues commencing January 15, 2013, but will not be paid until the Company raises $1,000,000. As of July 24, 2013, the Company raised $1,000,000.

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

In January 2013, Quentin Ponder, our Chief Financial Officer and a director, was repaid $12,100 on an interest-free unsecured loan made to the Company in 2012.

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

On March 14, 2014, a five-year warrant to purchase 400,000 shares of common stock at an exercise price of $0.60 was issued to Paul Hodowanec, the brother of Mark Hodowanec, our Chief Technical Officer, for business development services provided to the Company. The warrant may be exercised on a cashless basis.

On March 31, 2014, the Board amended Mr. Banzhaf's options to provide for cashless exercise and for the stock price milestones to be: $1.50, $1.75, $2.00, $2.25 and $2.50 in lieu of the current milestone prices of $2.00, $3.00, $5.00, $7.50 and $10.00.

On March 31, 2014, the Board approved the grant of options to Judson Bibb to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share and the grant of options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Messrs. Hassett, Hodowanec and Banzhaf.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Anton and Chia, LLP, for audit and review services for the fiscal years ended December 31, 2014 and December 31, 2013 were $83,906 and $15,600, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2014 and 2013.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Anton and Chia, LLP’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC on August 9, 2007)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 9, 2010)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC on August 9, 2007)
3.4	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2012)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the SEC on May 15, 2012)
3.6	Bylaws, dated February 20, 2013 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed with the SEC on April 15, 2013
3.6.1	Amendment to Article VII of the Bylaws (incorporated by reference to Exhibit 3.6.1 to the Company’s Form 8-K filed with the SEC on June 27, 2013)
3.7	Amendment to Article II, Section 2 of the Bylaws (incorporated by reference to Exhibit 3.7 to the Company’s Form 8-K filed with the SEC on January 17, 2014)
3.8	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)
3.9

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

10.34	Rescission Letter dated March 21, 2013 between Judson Bibb and the Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2013)
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
10.39

Employment Agreement, dated February 14, 2014, between the Company and Mark Hodowanec (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014)

10.40

Purchase Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.41

Registration Rights Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.42

Consulting Agreement, dated May 1, 2012 with Bibb Productions & Consulting (incorporated by reference to Exhibit 10. (1 Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 23, 2014)

10.43

Employment Agreement, dated March 31, 2012 with Theodore Banzhaf (incorporated by reference to Exhibit 10.43 to the C 10.43 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 23, 2014

10.46	Placement Agent and Advisory Services Agreement(incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K/A filed with the Sec on April 23, 2014)
10.47

Letter Agreement, dated May 28, 2014 between the Company and Cranshire Capital Master Fund Ltd. and Equitec Specialists, LLC(incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 3, 2014)

21.1*	Subsidiaries of the registrant
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPEV, INC.

Date: March 31, 2015	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer	March 31, 2015
Timothy Hassett	(Principal Executive Officer)

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	March 31, 2015
Quentin Ponder	Treasurer and director (Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	March 31, 2015
Judson Bibb

