Form 10-Q
period 2015-03-31
HPEV, INC.
filed 2015-05-08
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
(Do not check if a smallerreporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2015, there were 64,448,186 shares of common stock, $0.001 par value, issued and outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential sales and revenues; acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

PART I. Financial Information

Item 1. Financial Statements

HPEV, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$54,733	$171,871
Prepaid expenses	57,018	57,018
Total current assets	111,751	228,889
Intangibles	149,043	139,800
Equipment, net	117,052	118,453
Total assets	$377,846	$487,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$784,911	$529,736
Accrued liabilities – related party	569,039	489,535
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	20,852	14,167
Debt, current portion	290,500	40,235
Total current liabilities	2,065,302	1,473,673

Debt, long-term portion	72,577	77,076
Total liabilities	2,137,879	1,550,749

Commitments and contingencies (Note 5)	--	--

Stockholders’ deficit:
Preferred stock, $.001 par value; 15,000,000 shares authorized;140 and 140 shares issued and outstanding at March 31, 2015 and December 31, 2014, Respectively	--	--
Common stock, $.001 par value; 100,000,000 shares authorized; 62,559,284 and 61,439,134 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	61,887	60,767
Additional paid-in capital	31,647,161	30,864,669
Common stock issuable	239,980	435,930
Common stock held in escrow	8,441	8,441
Accumulated deficit	(33,699,581)	(32,421,145)
Total HPEV deficit	(1,742,112)	(1,051,338)
Noncontrolling interest in subsidiary	(17,921)	(12,269)
Total stockholders’ deficit	(1,760,033)	(1,063,607)

Total liabilities and stockholders’ equity	$377,846	$487,142

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	214,925	197,511
Consulting	130,423	6,502,145
Professional fees	147,860	103,898
Research and development	299,645	176,074
General and administrative	489,277	8,106,259
Total operating expenses	1,282,130	15,085,887

Operating loss	(1,282,130)	(15,085,887)

Interest expense, net	(1,958)	(7,839)

Net loss	(1,284,088)	(15,093,726)
Less: Noncontrolling interest in net loss	(5,652)	--

Net loss to HPEV shareholders	$(1,278,436)	$(15,093,726)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	61,583,086	50,511,090

See accompanying notes to condensed consolidated financial statements

HPEV, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net loss	$(1,284,088)	$(15,093,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	31,200	302,250
Warrants issued for services	4,462	6,077,735
Employee stock options	327,000	7,950,000
Depreciation expense	6,401	--
Changes in operating assets and liabilities:
Prepaid expenses	--	(14,107)
Accounts payable	255,175	(106,555)
Accrued liabilities – related party	79,504	100,570
Accrued payroll liabilities	6,685	24,533
Net cash used in operating activities	(573,661)	(759,300)

Investing Activities:
Intangible assets	(9,243)	(15,236)
Equipment purchase	(5,000)	--
Net cash used in investing activities	(14,243)	(15,236)

Financing Activities:
Proceeds from sale of common stock	225,000	2,816,652
Proceeds from debt	250,000	--
Payments on debt	(4,234)	--
Net cash provided by financing activities	470,766	2,816,652

Net (decrease) increase in cash	(117,138)	2,042,116

Cash, beginning of period	171,871	477,549

Cash, end of period	$54,733	$2,519,665

Cash paid for:
Interest	$1,416	$7,848
Income taxes	$--	$--

Non-cash transaction:
Reduction of stock issuable by issuing common stock	$410,950	$--

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc. and subsidiary

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

Our technologies are divided into three distinct but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist. As of March 31, 2015, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $33,699,581 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, tractor trailers and buses. There can be no assurance, however, that we will be successful in accomplishing these objectives.

Recently Issued Accounting Pronouncements

We have evaluated the other recent accounting pronouncements through ASU 2015-03 and believe that none of them will have a material effect on our financial statements.

Note 2 – Equipment

Equipment consists of the following:

	March 31,	December 31,
	2015	2014
Test vehicles	$124,687	$124,687
Other	5,000	--
	129,687	124,687
Less: accumulated depreciation	(12,635)	(6,234)
	$117,052	$118,453

Depreciation expense for the quarter ended March 31, 2015 and 2014, respectively, was $6,401 and zero.

Note 3 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of HPEV.

Note 4 – Debt

Debt consists of the following:

	March 31,	December 31
	2015	2014
Note payable – officer	$22,910	$22,910
Note payable – UPT minority owner	250,000	--
Test vehicle financing	90,167	94,401
	363,077	117,311
Less: current portion	290,500	40,235
	$72,577	$77,076

The note payable – officer is non-interest bearing and is due on demand, payable to the Secretary of HPEV.

The note payable – UPT minority owner is with the 5% owner of UPT. The terms of the note have not been finalized.

In October 2014, we entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Future contractual maturities of debt are as follows:

Year ending December 31,
2015	$286,001
2016	18,410
2017	19,563
2018	20,788
2019	18,315
$363,077

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

In May 2015, we executed a Settlement and Release Agreement (the “Release”) with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Release. Pursuant to the terms of the Release, the parties have agreed to resolve with finality all issues related directly to and arising from the Securities Purchase Agreement dated December 14, 2012, including dismissing all the lawsuits as well as unconditionally releasing all actions, complaints, liabilities, obligations, damages, expenses and the like among the parties and related or affiliated persons. We agreed to file a registration statement on Form S-1 covering an aggregate of 14,028,385 shares of common stock, preferred stock and common stock warrants on behalf of Spirit Bear and its assignees (the “Registration Statement”). Upon the effective date of the Registration Statement, each of the parties to the Release shall release the others from all claims the party ever had against the others, other than claims to enforce the Release and / or damages provided for in the Release. Spirit Bear and its assignees shall deliver to Spirit Bear’s counsel the 6,000,000 warrants in their possession. At the same time, the Company shall deliver to its counsel new warrants that are identical to the outstanding warrants other than with respect to an exercise price of $0.25 per share and an issue date of May 7, 2015. The 1,000,000 penalty warrants issued to Spirit Bear in 2012, related to their bridge loan made prior to their equity investment, shall also be reissued with an exercise price of $0.25. No additional shares or warrants will be issued as part of the Release. At this time, we are unable to determine the potential impact of the Release on our condensed consolidated financial statements.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Common Stock

In the quarter ended March 31, 2015, we received $215,000 for shares of our common stock; however, the shares were not issued as of March 31, 2015, and are included in Common stock issuable within the equity section of the condensed consolidated balance sheet.

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

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Three months ended March 31,
	2015	2014
Nonemployee common stock	$31,200	$302,250
Nonemployee warrants	4,462	6,077,735
Employee stock options	327,000	7,950,000
Total share-based expense charged against income	$362,662	$14,329,985

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.28)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of March 31, 2015 and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. As of March 31, 2015, we have recognized the issuance of 180,000 shares. During the quarter ended March 31, 2015, we recorded expense at fair value of $31,200 for the issuance of 60,000 shares.

Other

During the quarter ended March 31, 2015, we issued no other shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

During the quarter ended March 31, 2015, we issued no warrants that were fully-vested upon issuance.

Nonemployee common stock warrants -- Service and performance conditions

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
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of March 31, 2015 and since the date of the agreement, we have not estimated meeting the performance conditions as probable, so no expense was recognized and no common stock warrants vested. During the quarter ended March 31, 2015, 60,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $24,877.

Financing advisory services

In March, 2014, we entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. As of December 31, 2014, we deemed it probable that the vesting conditions would be met. Accordingly, during the year ended December 31, 2014, we recognized estimated expense of $200,379. As of March 31, 2015, the service conditions were met and the award was re-valued at $179,964, resulting in a reduction in expense of $20,415 during the quarter ended March 31, 2015.

Summary

The following summarizes of the status of our nonvested common stock warrants with performance and service conditions as of March 31, 2015, and changes during the period then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Nonvested, December 31, 2014	2,880,000	$0.98
Vested	(460,000)	0.99
Nonvested, March 31, 2015	2,420,000	$0.98

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions during the quarter ended March 31, 2015:

Volatility	184%
Risk-free interest rate	0.9 – 1.4%
Expected life (years)	3.0 – 5.0
Dividend yield	--

Employee stock options – Fully-vested

We granted no additional options during the quarter ended March 31, 2015, which were fully-vested at the date of grant.

Employee stock options – Market-based

We granted no additional options that vest upon the achievement of certain stock prices during the quarter ended March 31, 2015. No additional non-vested market-based options vested during the quarter ended March 31, 2015.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2015	2014
Net loss available for stockholders	$(1,278,436)	$(15,093,726)
Weighted average outstanding shares of common stock	61,583,086	50,511,090
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	61,583,086	50,511,090

Net loss per share – Basic and diluted	$(0.02)	$(0.30)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. Management has agreed to not exercise their stock options until the number of authorized shares has been increased.

Note 9 – Subsequent Events

Except as discussed in Note 5, Commitments and Contingencies, there were no events subsequent to March 31, 2015, and up to the date of this filing that would require disclosure.

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

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively impact the manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. As of March 31, 2015, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or ”heat dispersion technology”) and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

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

We intend to license heat pipe technology to manufacturers of electric motors, electric generators, as well as manufacturers of vehicle parts, such as brakes, resistors and calipers. In Mobile Generation, we have nearly completed the conversion of our 25 kilowatt (“kW”) demonstration vehicle and we intend to commercialize the product through retrofit on three vehicle platforms this year. We also intend to develop and commercialize Mobile Generation in power output ranges from 25kW up to 200kW in 2014. The demonstration vehicles will be used to showcase the effectiveness of the technology, generate data and as a marketing tool to generate orders. The target markets include public utilities, commercial and fleet vehicles, including heavy duty pick-up trucks, tractor trailer trucks and buses. We have executed product development agreements with two multi-national manufacturers. We are currently negotiating with a number of fleet owners and manufacturers to install our Mobile Generation system in their work vehicles. We opened our UPT headquarters in May 2014 in Largo, Florida, to service the state’s west coast and Port Tampa Bay.

We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. We currently expect to begin to generate revenue in the second half of 2015. There can be no assurances that we will be able to do so in this timeframe, or at all. Currently, we primarily incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended March 31,
	2015	2014	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	214,925	197,511	$17,414	9%
Consulting	130,423	6,502,145	(6,371,722)	(98)%
Professional fees	147,860	103,898	43,962	42%
Research and development	299,645	176,074	123,571	70%
General and administrative	489,277	8,106,259	(7,616,982)	(94)
Total operating expenses	1,282,130	15,085,887	(13,803,757)	(92)

Other income and (expense)	(1,958)	(7,839)	5,881	(75)

Net loss	(1,284,088)	(15,093,726)	13,809,638	(91)

Less: Noncontrolling interest	(5,652)	--	(5,652)	N/A

Net loss to HPEV shareholders	$(1,278,436)	$(15,093,726)	$13,815,290	(92)

Revenues

During the three months ended March 31, 2015 and 2014, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses increased due to increased salary to management for meeting two milestones in their compensation agreements related to fundraising and filing patents. Consulting expense decreased primarily due to a reduction in share-based payments for fundraising and other consulting from $6,379,985 in 2014 to $35,662 in 2015. Professional fees remained relatively flat quarter over quarter. Research and development increased as we continue to focus our efforts on developing our technology to the point of generating revenue. General and administrative expense decreased due to a reduction in employee stock option expense from $7,950,000 in 2014 to $327,000 in 2015.

Other Income and Expense

Interest expense in 2015 relates to our vehicle financing, while in 2014 it related to interest on unpaid invoices for services.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to HPEV shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At March 31, 2015, we had cash and cash equivalents of $54,733.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $1,953,551 and $1,244,784, respectively, at March 31, 2015 and December 31, 2014. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt to finance vehicles and for working capital purposes.

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

Separate from the above agreement, in April 2015, we entered into a subscription agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase 555,556 shares of common stock and 555,556 common stock warrants, for an aggregate purchase price of $250,000.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(573,661)	$(759,300)
Net cash used in investing activities	(14,243)	(15,236)
Net cash provided by financing activities	470,766	2,816,652

Net cash used in operating activities decreased primarily due to deferring payment to vendors and management as we try to complete our next round of financing. Our investing activity relates to the development of patents, and has remained steady since inception. Cash provided by financing activities was impacted by our trying to settle our lawsuit with Spirit Bear before completing our next round of funding.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. We are currently negotiating additional funding to support product development and working capital needs.

Going Concern

We have incurred net losses of $33,699,581 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2015, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2015.

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

Part II. Other Information

Item 1. Legal Proceedings

In May 2015, we executed a Settlement and Release Agreement (the “Release”) with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Release. Pursuant to the terms of the Release, the parties have agreed to resolve with finality all issues related directly to and arising from the Securities Purchase Agreement dated December 14, 2012, including dismissing all the lawsuits as well as unconditionally releasing all actions, complaints, liabilities, obligations, damages, expenses and the like among the parties and related or affiliated persons. We agreed to file a registration statement on Form S-1 covering an aggregate of 14,028,385 shares of common stock, preferred stock and common stock warrants on behalf of Spirit Bear and its assignees (the “Registration Statement”). Upon the effective date of the Registration Statement, each of the parties to the Release shall release the others from all claims the party ever had against the others, other than claims to enforce the Release and / or damages provided for in the Release. Spirit Bear and its assignees shall deliver to Spirit Bear’s counsel the 6,000,000 warrants in their possession. At the same time, the Company shall deliver to its counsel new warrants that are identical to the outstanding warrants other than with respect to an exercise price of $0.25 per share and an issue date of May 7, 2015. The 1,000,000 penalty warrants issued to Spirit Bear in 2012, related to their bridge loan made prior to their equtiy investment,  shall also be reissued with an exercise price of $0.25. No additional shares or warrants will be issued as part of the Release. Spirit Bear agreed that Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, shall tender their resignation letters from the Board of Directors of the Company. The resignation letters shall become effective upon the filing of the Registration Statement. Furthermore, Spirit Bear also agreed that as of the date the Company files the Registration Statement, Spirit Bear will no longer have any rights to appoint nominees to the Board of Directors.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following sales of common stock and warrants to purchase shares of our common stock, which have a cashless exercise feature, in private offerings to accredited investors during the three months ended March 31, 2015:

		Common	Warrants
Date	Proceeds	Shares	Quantity	Exercise Price	Life (Years)
February 2015	$25,000	45,454	45,454	$0.65	3
March 2015	200,000	444,444	444,444	0.50	5

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

HPEV, Inc.

Dated: May 8, 2015	By:	/s/ Timothy Hassett
Timothy Hassett
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2015	By:	/s/ Quentin Ponder
Quentin Ponder
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

