Form 10-Q
period 2015-06-30
HPEV, INC.
filed 2015-08-12
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Registrant's telephone number, including area code: (813) 975-7467

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 6, 2015, there were 67,264,653 shares of common stock, $0.001 par value, issued and outstanding.

HPEV, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

HPEV, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$139,338	$171,871
Prepaid expenses	120,577	57,018
Total current assets	259,915	228,889
Intangibles	139,986	139,800
Equipment, net	110,568	118,453
Total assets	$510,469	$487,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,084,432	$529,736
Accrued liabilities - related party	551,407	489,535
Customer deposits - related party	400,000	400,000
Accrued payroll taxes	25,717	14,167
Debt, current portion	290,768	40,235
Total current liabilities	2,352,324	1,473,673

Debt, long-term portion	68,011	77,076
Total liabilities	2,420,335	1,550,749

Commitments and contingencies (Note 5)	--	--

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized;140 and 140 shares issued and outstanding at June 30, 2015 and December 31, 2014, Respectively	--	--
Common stock, $.001 par value; 100,000,000 shares authorized; 65,192,630 and 61,439,134 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	64,521	60,767
Additional paid-in capital	34,338,409	30,864,669
Common stock issuable	349,980	435,930
Common stock held in escrow	8,441	8,441
Accumulated deficit	(36,649,585)	(32,421,145)
Total HPEV deficit	(1,888,234)	(1,051,338)
Noncontrolling interest in subsidiary	(21,632)	(12,269)
Total stockholders' deficit	(1,909,866)	(1,063,607)

Total liabilities and stockholders' equity	$510,469	$487,142

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	198,613	289,850	413,538	487,361
Consulting	636,230	743,005	766,653	7,245,150
Professional fees	266,817	213,073	414,677	316,971
Research and development	267,945	259,339	567,590	435,413
General and administrative	462,043	2,283,449	951,320	10,389,708
Total operating expenses	1,831,648	3,788,716	3,113,778	18,874,603

Operating loss	(1,831,648)	(3,788,716)	(3,113,778)	(18,874,603)

Other income (expense):
Interest expense, net	(2,617)	(1,410)	(4,575)	(9,249)
Legal settlement - replacement warrants	(1,119,450)	--	(1,119,450)	--

Net loss	(2,953,715)	(3,790,126)	(4,237,803)	(18,883,852)
Less: Noncontrolling interest in net loss	(3,711)	--	(9,363)	--

Net loss to HPEV shareholders	$(2,950,004)	$(3,790,126)	$(4,228,440)	$(18,883,852)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.07)	$(0.07)	$(0.36)

Weighted average common shares outstanding:
Basic and diluted	64,093,846	55,248,993	62,845,402	52,892,940

See accompanying notes to condensed consolidated financial statements

HPEV, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net loss	$(4,237,803)	$(18,883,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	571,207	596,750
Warrants issued for services	31,887	6,395,940
Legal settlement - replacement warrants	1,119,450	--
Employee stock options	654,000	9,550,000
Depreciation expense	12,885	--
Changes in operating assets and liabilities:
Prepaid expenses	(63,559)	(60,854)
Accounts payable	554,696	(138,322)
Accrued liabilities - related party	61,872	534,413
Customer deposits	--	400,000
Accrued payroll liabilities	11,550	3,739
Net cash used in operating activities	(1,283,815)	(1,602,186)

Investing Activities:
Intangible assets	(186)	(19,583)
Equipment purchase	(5,000)	--
Net cash used in investing activities	(5,186)	(19,583)

Financing Activities:
Proceeds from sale of common stock	1,015,000	2,816,652
Proceeds from debt	250,000	--
Payments on debt	(8,532)	--
Bank overdraft	--	32,231
Net cash provided by financing activities	1,256,468	2,848,883

Net (decrease) increase in cash	(32,533)	1,227,114

Cash, beginning of period	171,871	477,549

Cash, end of period	$139,338	$1,704,663

Cash paid for:
Interest	$2,766	$--
Income taxes	$--	$--

Non-cash transaction:
Reduction of stock issuable by issuing common stock	$410,950	$--

See accompanying notes to condensed consolidated financial statements.

HPEV, Inc. and subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

HPEV, Inc. and subsidiary, (we, us, our, the "Company" or "HPEV") was incorporated in the State of Nevada in July 2002. In April 2014, we formed Ultimate Power Truck, LLC ("Ultimate Power Truck" or "UPT"), of which we own 95% and a shareholder of HPEV owns 5%. We were formerly known as Bibb Corporation and as Z3 Enterprises.

We have developed and intend to commercialize thermal dispersion technologies in various product platforms and a parallel power input gearbox, around which we have designed a mobile generator system that can be retrofit onto new and existing trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym. We currently have two trademarks in the application process: HPEV and TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.

Our technologies are divided into two distinct but complementary categories: heat dispersion technology and mobile electric power. As of June 30, 2015, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; and by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $36,649,585 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

Recently Issued Accounting Pronouncements

We have evaluated the other recent accounting pronouncements through ASU 2015-03 and believe that none of them will have a material effect on our financial statements.

Note 2 - Equipment

Equipment consists of the following:

	June 30,	December 31,
	2015	2014
Test vehicles	$124,687	$124,687
Other	5,000	--
	129,687	124,687
Less: accumulated depreciation	(19,119)	(6,234)
	$110,568	$118,453

Depreciation expense for the six months ended June 30, 2015 and 2014, respectively, was $12,885 and zero.

Note 3 - Customer deposits - Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of HPEV.

Note 4 - Debt

Debt consists of the following:

	June 30,	December 31,
	2015	2014
Note payable - officer	$22,910	$22,910
Note payable - UPT minority owner	250,000	--
Test vehicle financing	85,869	94,401
	358,779	117,311
Less: current portion	290,768	40,235
	$68,011	$77,076

The note payable - officer is non-interest bearing and is due on demand, payable to the Secretary of HPEV.

The note payable - UPT minority owner is with the 5% owner of UPT. The terms of the note have not been finalized.

In October 2014, we entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Future contractual maturities of debt are as follows:

Year ending December 31,
2015	$281,703
2016	18,410
2017	19,563
2018	20,788
2019	18,315
$358,779

Note 5 - Commitments and Contingencies

On December 12, 2012, we concluded negotiations on a debt settlement agreement by and among the Company, Phoenix Productions and Entertainment Group ("PPEG"), Action Media Group, LLC ("Action Media") and Spirit Bear Limited ("Spirit Bear") (PPEG and Action Media collectively, the "Debt Holders"). The Debt Holders were to return to escrow a total of 4,676,000 shares of our common stock. 3,676,000 of these shares were returned and cancelled on January 14, 2013, following our filing a registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share (or $400,000) at the rate of $10,000 per month commencing within 90 days of the Company achieving $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis, based on each company's respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity on the balance sheets as common stock held in escrow.

Effective May 1, 2015, we executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of our original Settlement Agreement with Spirit Bear. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignation from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,845,072 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 - Equity

Common Stock

In the six months ended June 30, 2015, we received $295,000 for shares of our common stock; however, the shares were not issued as of June 30, 2015, and are included in Common stock issuable within the equity section of the condensed consolidated balance sheet.

In February, 2014, we entered into an agreement whereby we may sell up to $10,000,000 of our common stock to Lincoln Park Capital Fund LLC ("Lincoln Park") from time to time, subject to certain limitations, over a 36-month period, under a registration statement with respect to 4,671,785 shares of our common stock, which was declared effective by the SEC on July 3, 2014. The credit facility with Lincoln Park was mutually terminated as of April 23, 2015.

Note 7 - Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Six months ended June 30,
	2015	2014
Nonemployee common stock	$571,207	$596,750
Nonemployee warrants	31,887	6,395,940
Legal settlement - replacement warrants	1,119,450	--
Employee stock options	654,000	9,550,000
Total share-based expense charged against income	$2,376,544	$16,542,690

Impact on net loss per common share:
Basic and diluted	$(0.04)	$(0.31)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of June 30, 2015 and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. As of June 30, 2015, we have recognized the issuance of all of the shares under the agreement. During the six months ended June 30, 2015, we recorded expense at fair value of $61,200 for the issuance of 120,000 shares.

Financial advisory agreements

During the quarter ended June 30, 2015, we entered into separate agreements with three companies, which subsequently became shareholders, to provide financial advisory services, including developing, studying and evaluating a financing plan, strategic and financial alternatives, and merger and acquisition proposals. Under the terms of the agreements, we agreed to issue an aggregate of 333,332 shares of common stock each month through June 2016, as services were delivered, for a total of 5,000,000 shares over the term of the agreements. These agreements may be canceled by either party with a 30 day notice. During the six months ended June 30, 2015, we recorded expense at fair value of $510,007 for the issuance of 1,000,013 shares. If the services are provided and the agreements are not canceled, an additional 3,999,987 shares remain to be issued.

Other

During the quarter ended June 30, 2015, we issued no other shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

In June 2015, we issued 25,000 fully-vested warrants, with an exercise price of $0.70 per share and a life of four years, in exchange for financing advisory services.

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
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of June 30, 2015 and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the six months ended June 30, 2015, 120,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $42,909.

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

Summary

The following summarizes of the status of our nonvested common stock warrants with performance and service conditions as of June 30, 2015, and changes during the period then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Nonvested, December 31, 2014	2,880,000	$0.98
Vested	(520,000)	0.99
Nonvested, June 30, 2015	2,360,000	$0.98

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions during the six months ended June 30, 2015:

Volatility	173 - 184%
Risk-free interest rate	0.9 - 1.4%
Expected life (years)	3.0 - 5.0
Dividend yield	--

Legal settlement - Replacement warrants

Under the First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear, we agreed to issue replacement warrants for certain previously-issued warrants (see Note 5). The 7,000,000 previously-issued warrants were issued in 2012, had exercise prices ranging from $0.35 to $0.75 per warrant, and expiration dates from April 2015 to April 2017. All of the replacement warrants have an exercise price of $0.25, while 6,000,000 expire in January 2017 and 1,000,000 expire in December 2015.

When a replacement equity instrument is issued, expense is recorded if the fair value of the new instruments is greater than the fair value of the original instruments. We recorded expense of $1,119,450 associated with the replacement warrants. The following summarizes the Black-Scholes assumptions used to estimate the fair value of the previously-issued warrants and the replacement warrants:

	Previously-issued	Replacement
Volatility	245 - 245%	173%
Risk-free interest rate	0.6 - 0.3%	0.1 - 0.7%
Expected life (years)	2.0 - 4.5	0.6 - 1.8
Dividend yield	--	--

Employee stock options - Fully-vested

We granted no additional fully-vested options during the six months ended June 30, 2015.

Employee stock options - Market-based

We granted no additional options that vest upon the achievement of certain stock prices during the six months ended June 30, 2015. No additional non-vested market-based options vested during the quarter ended June 30, 2015.

Note 8 - Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share - basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss available for stockholders	$(2,950,004)	$(3,790,126)	$(4,228,440)	$(18,883,852)
Weighted average outstanding shares of common stock	64,093,846	55,248,993	62,845,402	52,892,940
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	64,093,846	55,248,993	62,845,402	52,892,940

Net loss per share - Basic and diluted	$(0.05)	$(0.07)	$(0.07)	$(0.36)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. Management has agreed to not exercise their stock options until the number of authorized shares has been increased.

Note 9 - Subsequent Events

There were no events subsequent to June 30, 2015, and up to the date of this filing that would require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion and Outlook

HPEV, Inc., (we, us, our, the "Company" or "HPEV") was incorporated in the State of Nevada on July 22, 2002. We were formerly known as Bibb Corporation and Z3 Enterprises. We have developed and intend to commercialize thermal dispersion technologies in various product platforms and a parallel power input gearbox, around which we have designed a mobile generator system that can be retrofit onto new and existing trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym. The Company currently has two trademarks in the application process: HPEV and TEHPC.

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively impact the manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. As of June 30, 2015, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; and by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners.

The patents and patents-pending cover heat pipe architecture(s) and their applications, a parallel power platform and a parallel power gearing system. Additionally, we believe that the technology enhances the lifespan and effectiveness of many types of heat-producing mechanical equipment including vehicle components. HPEV thermal technology delivers the power density of a water-cooled motor or generator in a totally enclosed and nearly maintenance free enclosure. We project that our patent-pending Radial Vent Thermal technology can increase power density in several classes of motor enclosure ratings including Open, WPI (Weather Protected I) and WPII (Weather Protected II) enclosures by up to 20%. The parallel power platform enables vehicles, regardless of their fuel type (diesel, gas, CNG, LNG, fuel cell and battery operated), to alternate between two sources of power and forms the basis of an electric load assist delivered to the engine. The parallel power input gearing unit enables vehicles to run an on-board generator to deliver mobile electric power.

We intend to license heat pipe technology to manufacturers of electric motors, electric generators, as well as manufacturers of vehicle parts, such as brakes, resistors and calipers. In Mobile Generation, we have nearly completed the development of our 25 kilowatt ("kW") demonstration vehicle and we intend to commercialize the product through retrofit on several vehicle platforms during 2015. We also intend to develop and commercialize Mobile Generation in power output ranges from 25kW up to 200kW in 2016. The demonstration vehicles will be used to showcase the effectiveness of the technology, generate data and as a marketing tool to generate orders. The target markets include public utilities, commercial and fleet vehicles, including heavy duty pick-up trucks, and other work vehicles. We have executed product development agreements with two multi-national manufacturers. We are currently negotiating with a number of fleet owners and manufacturers to install our Mobile Generation system in their work vehicles. We opened our UPT headquarters in May 2014 in Largo, Florida, to service the state's west coast and Port Tampa Bay.

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

We anticipate holding a Special Meeting of Stockholders on August 19, 2015, to change our name from HPEV, Inc. to "Cool Technologies, Inc.", elect four directors and increase the number of authorized shares of our common stock from 100,000,000 shares to 140,000,000 shares.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended June 30,
	2015	2014	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	198,613	289,850	$(91,237)	(31)%
Consulting	636,230	743,005	(106,775)	(14)%
Professional fees	266,817	213,073	53,744	25%
Research and development	267,945	259,339	8,606	3%
General and administrative	462,043	2,283,449	(1,821,406)	(80)%
Total operating expenses	1,831,648	3,788,716	(1,957,068)	(52)%

Interest expense, net	(2,617)	(1,410)	(1,207)	86%
Legal settlement - replacement warrants	(1,119,450)	--	(1,119,450)	N/A

Net loss	(2,953,715)	(3,790,126)	836,411	(22)%

Less: Noncontrolling interest	(3,711)	--	(3,711)	N/A

Net loss to HPEV shareholders	$(2,950,004)	$(3,790,126)	$840,122	(22)%

	Six months ended June 30,
	2015	2014	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	413,538	487,361	$(73,823)	(15)%
Consulting	766,653	7,245,150	(6,478,497)	(89)%
Professional fees	414,677	316,971	97,706	31%
Research and development	567,590	435,413	132,177	30%
General and administrative	951,320	10,389,708	(9,438,338)	(91)%
Total operating expenses	3,113,778	18,874,603	(15,760,825)	(84)%

Interest expense, net	(4,575)	(9,249)	4,674	(51)%
Legal settlement - replacement warrants	(1,119,450)	--	(1,119,450)	N/A

Net loss	(4,237,803)	(18,883,852)	14,646,049	(78)%

Less: Noncontrolling interest	(9,363)	--	(9,363)	N/A

Net loss to HPEV shareholders	$(4,228,440)	$(18,883,852)	$14,655,412	(78)%

Revenues

During the three and six months ended June 30, 2015 and 2014, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses decreased for the three and six months ended June 30, 2015 compared to 2014, due to bonuses paid to management in 2014 for meeting milestones in their compensation agreements related to fundraising and filing patents. Consulting expense decreased primarily due to a reduction in share-based payments for fundraising and other consulting during the three months ended June 30 from $612,705 in 2014 to $567,432 in 2015, and for the six months ended June 30 from $6,992,690 in 2014 to $603,094 in 2015. Professional fees remained relatively flat during the periods reported. Research and development increased as we continue to focus our efforts on developing our technology to the point of generating revenue. General and administrative expense (a) decreased due to a reduction in employee stock option expense for the three months ended June 30 from $1,600,000 in 2014 to $327,000 in 2015, and for the six months ended June 30 from $9,550,000 in 2014 to $654,000 in 2015; and (b) decreased due to managing cash expenditures associated with promoting the company and travel.

Other Income and Expense

Interest expense in 2015 relates to our vehicle financing, while in 2014 it related to interest on unpaid invoices for services. The legal settlement expense in 2015 represents the difference between the value of the original warrants and the replacement warrants issued to Spirit Bear Ltd. ("Spirit Bear") under the First Amendment to Settlement Agreement with Spirit Bear.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to HPEV shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At June 30, 2015, we had cash and cash equivalents of $139,338.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $2,092,409 and $1,244,784, respectively, at June 30, 2015 and December 31, 2014. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt to finance vehicles and for working capital purposes.

We executed an agreement on February 19, 2014, with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which gave us the right to sell to Lincoln Park up to $10,000,000 in shares of our common stock, subject to certain limitations, over a 36-month period, under a registration statement with respect to 4,671,785 shares of our common stock, which was declared effective by the SEC on July 3, 2014. The credit facility with Lincoln Park was mutually terminated as of April 23, 2015.

Separate from the above agreement, in April 2015, we entered into a subscription agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase 555,556 shares of common stock and warrants for 555,556 shares of common stock, for cash proceeds of $225,000, net of $25,000 retained by Lincoln Park for expenses.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2015	2014
Net cash used in operating activities	$(1,283,815)	$(1,602,186)
Net cash used in investing activities	(5,186)	(19,583)
Net cash provided by financing activities	1,256,468	2,848,883

Net cash used in operating activities decreased primarily due to deferring payment to vendors and management. Our investing activity in 2015 relates to purchasing equipment, and in 2014 it relates to the development of patents. Cash provided by financing activities was limited by our trying to settle our lawsuit with Spirit Bear, and borrowing $250,000 in 2015.

Management believes the Company's funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $36,649,585 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2015, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company's five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company's internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2015.

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

Part II. Other Information

Item 1. Legal Proceedings

Spirit Bear Ltd.

Effective May 1, 2015, we executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of the Settlement Agreement. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignation from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,845,072 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them.

SEC Subpoena

On September 18, 2013, separate and distinct from the settlement of the lawsuit discussed above, the SEC served the Company with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear, Robert Olins and all of their respective affiliates.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following sales of common stock and warrants to purchase shares of our common stock, which have a cashless exercise feature, in private offerings to accredited investors during the three months ended June 30, 2015:

		Common	Warrants		Life
Date	Proceeds	Shares	Quantity	Exercise Price	(Years)
April 2015	$150,000	333,333	333,333	$0.57	5.0
April 2015(1)	225,000	555,556	555,556	0.60	5.0
May 2015	200,000	444,444	444,444	0.50	5.0
May 2015	135,000	300,000	300,000	0.60	5.0

(1) Net of $25,000 retained by the purchaser for their expenses.

We issued common stock to accredited investors in exchange for services during the three months ended June 30, 2015, as follows:

Date	Consideration	Common Shares
May 2015	$510,007	1,000,013

We issued warrants for our common stock to accredited investors in exchange for services during the three months ended June 30, 2015, as follows:

Date	Consideration	Quantity	Exercise Price	Life (Years)
June 2015	$18,032	60,000	1.00	3.0
June 2015	9,393	25,000	0.70	4.0

Except as indicated, none of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

HPEV, Inc.

Dated: August 12, 2015		/s/ Timothy Hassett
	By:	Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2015		/s/ Quentin Ponder
	By:	Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

