Form 10-Q
period 2015-09-30
HPEV, INC.
filed 2015-11-16
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-53443

COOL TECHNOLOGIES, INC.

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

As of November 9, 2015, there were 67,514,653 shares of common stock, $0.001 par value, issued and outstanding.

COOL TECHNOLOGIES, INC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash	$25,174	$171,871
Prepaid expenses	68,730	57,018
Total current assets	93,904	228,889
Intangibles	147,572	139,800
Equipment, net	104,084	118,453
Total assets	$345,560	$487,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,335,489	$529,736
Accrued liabilities – related party	611,093	489,535
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	29,269	14,167
Debt, current portion	292,581	40,235
Derivative liability	73,326	--
Total current liabilities	2,741,758	1,473,673

Debt, long-term portion, net of debt discount	63,374	77,076
Total liabilities	2,805,132	1,550,749

Commitments and contingencies (Note 5)	--	--

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized;136 and 140 shares issued and outstanding at September 30, 2015 and December 31, 2014, Respectively	--	--
Common stock, $.001 par value; 140,000,000 shares authorized; 66,464,653 and 61,439,134 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	65,793	60,767
Additional paid-in capital	35,023,099	30,864,669
Common stock issuable	95,000	435,930
Common stock held in escrow	8,441	8,441
Accumulated deficit	(37,626,928)	(32,421,145)
Total deficit	(2,434,595)	(1,051,338)
Noncontrolling interest in subsidiary	(24,977)	(12,269)
Total stockholders' deficit	(2,459,572)	(1,063,607)

Total liabilities and stockholders' deficit	$345,560	$487,142

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	198,787	278,425	612,325	765,786
Consulting	48,203	879,633	814,856	8,124,783
Professional fees	88,488	231,540	503,165	548,511
Research and development	150,398	500,808	717,988	936,221
General and administrative	490,056	809,006	1,441,376	11,198,714
Total operating expenses	975,932	2,699,412	4,089,710	21,574,015

Operating loss	(975,932)	(2,699,412)	(4,089,710)	(21,574,015)

Other income (expense):
Interest expense, net	(7,080)	(2,403)	(11,655)	(11,652)
Change in fair value of derivative liability	2,324	--	2,324	--
Legal settlement – replacement warrants	--	--	(1,119,450)	--

Net loss	(980,688)	(2,701,815)	(5,218,491)	(21,585,667)
Less: Noncontrolling interest in net loss	(3,345)	(5,718)	(12,708)	(7,263)

Net loss to shareholders	$(977,343)	$(2,696,097)	$(5,205,783)	$(21,578,404)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.05)	$(0.08)	$(0.39)

Weighted average common shares outstanding:
Basic and diluted	66,089,776	59,636,423	63,938,744	55,190,022

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net loss	$(5,218,491)	$(21,585,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	571,207	596,750
Warrants issued for services	55,849	7,240,930
Legal settlement – replacement warrants	1,119,450	--
Employee stock options	981,000	9,944,000
Change in fair value of derivative liability	(2,324)	--
Amortization of debt discount	2,189	--
Depreciation expense	19,369	--
Changes in operating assets and liabilities:
Prepaid expenses	(11,712)	(92,932)
Accounts payable	805,753	(131,842)
Accrued liabilities – related party	121,558	661,966
Customer deposits	--	400,000
Accrued payroll liabilities	15,102	3,739
Net cash used in operating activities	(1,541,050)	(2,963,056)

Investing Activities:
Intangible assets	(7,772)	(24,921)
Equipment purchase	(5,000)	--
Net cash used in investing activities	(12,772)	(24,921)

Financing Activities:
Proceeds from sale of common stock	1,095,020	3,426,652
Proceeds from debt	325,000	--
Payments on debt	(12,895)	--
Net cash provided by financing activities	1,407,125	3,426,652

Net (decrease) increase in cash	(146,697)	438,675

Cash, beginning of period	171,871	477,549

Cash, end of period	$25,174	$916,224

Cash paid for:
Interest	$5,219	$--
Income taxes	$--	$--

Non-cash transaction:
Reduction of stock issuable by issuing common stock	$410,950	$--
Derivative liability offset by debt discount	75,650	--

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (we, us, our, the "Company" or "Cool Technologies") was incorporated in the State of Nevada in July 2002. In April 2014, we formed Ultimate Power Truck, LLC ("Ultimate Power Truck" or "UPT"), of which we own 95% and a shareholder of Cool Technologies owns 5%. We were formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV Inc. On August 20, 2015, we changed our name to Cool Technologies, Inc.

We have developed and intend to commercialize thermal dispersion technologies in various product platforms and a parallel power input gearbox, around which we have designed a mobile generator system that can be retrofit onto new and existing trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym. We currently have two trademarks: HPEV and TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.

Our technologies are divided into two distinct but complementary categories: heat dispersion technology and mobile electric power. As of September 30, 2015, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; and by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $37,626,928 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

Accounting Policy

Derivative financial instruments -- When we issue debt that contains a conversion feature, we first evaluate whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlyings, typically the price of the company's stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the condensed consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheet as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Recently Issued Accounting Pronouncements

We have evaluated the other recent accounting pronouncements through ASU 2015-16 and believe that none of them will have a material effect on our financial statements.

Note 2 – Equipment

Equipment consists of the following:

	September 30,	December 31,
	2015	2014

Test vehicles	$124,687	$124,687
Other	5,000	--
	129,687	124,687
Less: accumulated depreciation	(25,603)	(6,234)
	$104,084	$118,453

Depreciation expense for the nine months ended September 30, 2015 and 2014, respectively, was $19,369 and zero.

Note 3 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder.

Note 4 – Debt

Debt consists of the following:

	September 30,	December 31,
	2015	2014

Note payable – officer	$22,910	$22,910
Note payable – UPT minority owner	250,000	--
Test vehicle financing	81,506	94,401
Convertible debt	75,000	--
	429,416	117,311
Debt discount	(73,461)	--
	355,955	117,311
Less: current portion	292,581	40,235
Long-term portion	$63,374	$77,076

The note payable – officer is non-interest bearing and is due on demand, payable to the Secretary of Cool Technologies.

The note payable – UPT minority owner is with the 5% owner of UPT. The terms of the note have not been finalized.

In October 2014, we entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

On September 15, 2015, we entered into a convertible debt agreement (the "Convertible Debt") with an unrelated individual, bearing interest at 10%, with principal and interest payable on September 15, 2017. We may borrow up to $250,000 under the Convertible Debt. At the Convertible Debt holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a Derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. We estimated the fair value of the Derivative liability of $75,650 and $73,326, respectively, on September 15, 2015 and September 30, 2015.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the date of issuance and the revaluation date:

	September 15, 2015	September 30, 2015
Volatility	112%	112%
Risk-free interest rate	0.8%	0.6%
Expected life (years)	2.0	2.0
Dividend yield	--	--

Future contractual maturities of debt are as follows:

Year ending December 31,
2015	$277,340
2016	18,410
2017	94,563
2018	20,788
2019	18,315
$429,416

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

Effective June 1, 2015, we executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of our original Settlement Agreement with Spirit Bear. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignation from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,028,385 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them. On August 28, 2015, the parties filed a stipulation to dismiss the direct claims of the Company against Spirit Bear and of Spirit Bear against the Company in the Nevada Lawsuit. By order dated September 1, 2015, and filed September 2, 2015, the court ordered dismissal of all direct claims in the Nevada Lawsuit.

Additionally, on February 20, 2015, the Court issued its preliminary approval to the derivative action settlement agreement (the "DASA'), which would lead to the ultimate dismissal of the derivative suit also filed by Spirit Bear in the same action. The Court has scheduled a fairness hearing for November 20, 2015, to consider giving its final approval to the DASA. No shareholder filed any objections to the DASA by April 30, 2015, which was the deadline established by the Court for filing objections. On October 22, 2015, however, Peak Finance, LLC ("Peak Finance") filed a Motion to Intervene in the action seeking, among other things, approval to file a new derivative Complaint in this matter. The Company has opposed this Motion.

On August 31, 2015, the Company received notice of a summons in the matter styled Peak Finance, Derivatively on Behalf of Nominal Defendant, HPEV, Inc. v. Hassett, et al., No. 2:15-cv-01590-GMN-CWH, filed in the United States District Court for the District of Nevada (the "Peak Finance Claim"). Plaintiff Peak Finance, LLC ("Peak Finance") alleges that certain members of the Company's Board of Directors and officers caused a misleading proxy statement to issue and breached alleged fiduciary duties from and after June 18, 2013. Peak Finance further alleges that its claim is related to the Spirit Bear Lawsuit described above. The Company has not determined that there is any merit to the allegations, and has decided to submit the claims to an Independent Director Committee consisting of Directors Christopher McKee, Richard J. "Dick" Schul, and Donald Bowman for their review and consideration. Additionally, on September 28, 2015, the Company filed a motion to dismiss the initial Complaint filed by Peak Finance. On October 22, 2015, rather than oppose the motion to dismiss, Peak Finance filed an amended complaint in this case in addition to the Motion to Intervene in the pending Spirit Bear litigation set forth above. On November 9, 2015, the Company filed a new motion to dismiss the first amended complaint filed by Peak Finance on October 22, 2015. No hearing is presently scheduled on this matter.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Common Stock

On August 19, 2015, the stockholders voted to increase the number of authorized shares of common stock from 100,000,000 shares to 140,000,000 shares.

In the nine months ended September 30, 2015, we received $40,020 for shares of our common stock; however, the shares were not issued as of September 30, 2015, and are included in Common stock issuable within the equity section of the condensed consolidated balance sheet.

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

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Nine months ended September 30,
	2015	2014

Nonemployee common stock	$571,207	$596,750
Nonemployee warrants	55,849	7,240,930
Legal settlement – replacement warrants	1,119,450	--
Employee stock options	981,000	9,944,000
Total share-based expense charged against income	$2,727,506	$17,781,680

Impact on net loss per common share:
Basic and diluted	$(0.04)	$(0.32)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares

UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of September 30, 2015 and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. As of September 30, 2015, we have recognized the expense for all of the shares under the agreement. During the nine months ended September 30, 2015, we recorded expense at fair value of $61,200 for 120,000 shares. 60,000 remained unissued as of September 30, 2015, and are included in Common stock issuable within the equity section of the condensed consolidated balance sheet.

Financial advisory agreements

During the quarter ended June 30, 2015, we entered into separate agreements with three companies, which subsequently became shareholders, to provide financial advisory services, including developing, studying and evaluating a financing plan, strategic and financial alternatives, and merger and acquisition proposals. Under the terms of the agreements, we agreed to issue an aggregate of 333,332 shares of common stock each month through June 2016, as services were delivered, for a total of 5,000,000 shares over the term of the agreements. These agreements may be canceled by either party with a 30 day notice. During the three months ended June 30, 2015, we recorded expense at fair value of $510,007 for the issuance of 1,000,013 shares. If the services are provided and the agreements are not canceled, an additional 3,999,987 shares remain to be issued. During the quarter ended September 30, 2015, however, at management's request no services were provided, and no stock was earned or issued under these agreements.

Other

During the quarter ended September 30, 2015, we issued no other shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

In July 2015, we issued 69,333 fully-vested warrants, with an exercise price of $0.40 per share and a life of 5 years, in exchange for financing advisory services. In June 2015, we issued 25,000 fully-vested warrants, with an exercise price of $0.70 per share and a life of four years, in exchange for financing advisory services.

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
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of September 30, 2015 and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the nine months ended September 30, 2015, 180,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $48,868.

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

Summary

The following summarizes of the status of our nonvested common stock warrants with performance and service conditions as of September 30, 2015, and changes during the period then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value

Nonvested, December 31, 2014	2,880,000	$0.98
Vested	(580,000)	0.99
Nonvested, September 30, 2015	2,300,000	$0.99

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions during the nine months ended September 30, 2015:

Volatility	112 – 184%
Risk-free interest rate	0.9 – 1.4%
Expected life (years)	3.0 – 5.0
Dividend yield	--

Legal settlement – Replacement warrants

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

When a replacement equity instrument is issued, expense is recorded if the fair value of the new instruments is greater than the fair value of the original instruments. We recorded expense of $1,119,450 associated with the replacement warrants. The following summarizes the Black-Scholes assumptions used to estimate the fair value of the previously-issued warrants and the replacement warrants:

	Previously-issued	Replacement

Volatility	245 – 245%	173%
Risk-free interest rate	0.6 – 0.3%	0.1 – 0.7%
Expected life (years)	2.0 – 4.5	0.6 – 1.8
Dividend yield	--	--

Employee stock options – Fully-vested

We granted no additional fully-vested options during the nine months ended September 30, 2015.

Employee stock options – Market-based

We granted no additional options that vest upon the achievement of certain stock prices during the nine months ended September 30, 2015. No additional non-vested market-based options vested during the quarter ended September 30, 2015.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss available for stockholders	$(977,343)	$(2,696,097)	$(5,205,783)	$(21,578,404)
Weighted average outstanding shares of common stock	66,089,776	59,636,423	63,938,744	55,190,022
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	66,089,776	59,636,423	63,938,744	55,190,022

Net loss per share – Basic and diluted	$(0.01)	$(0.05)	$(0.08)	$(0.39)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. Management has agreed to not exercise their stock options until the number of authorized shares has been increased.

Note 9 – Subsequent Events

On October 9, 2015, we entered into two promissory notes with unrelated individuals, with principal and interest payable of $400,000 on March 31, 2016. We received cash of $350,000, with the $50,000 representing an original issue discount, or interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion and Outlook

Cool Technologies, Inc., (we, us, our, the "Company" or "Cool Technologies") was incorporated in the State of Nevada on July 22, 2002. We were formerly known as Bibb Corporation, Z3 Enterprises and HPEV, Inc. On August 20, 2015, we changed our name to Cool Technologies, Inc. We have developed and intend to commercialize thermal dispersion technologies in various product platforms and a parallel power input gearbox, around which we have designed a mobile generator system that can be retrofit onto new and existing trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym. The Company currently has two trademarks: HPEV and TEHPC.

We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively impact the manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. As of September 30, 2015, we have five patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; and by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners.

The patents and patents-pending cover heat pipe architecture(s) and their applications, a parallel power platform and a parallel power gearing system. Additionally, we believe that the technology enhances the lifespan and effectiveness of many types of heat-producing mechanical equipment including vehicle components. Our thermal technology delivers the power density of a water-cooled motor or generator in a totally enclosed and nearly maintenance free enclosure. We project that our patent-pending Radial Vent Thermal technology can increase power density in several classes of motor enclosure ratings including Open, WPI (Weather Protected I) and WPII (Weather Protected II) enclosures by up to 20%. The parallel power platform enables vehicles, regardless of their fuel type (diesel, gas, CNG, LNG, fuel cell and battery operated), to alternate between two sources of power and forms the basis of an electric load assist delivered to the engine. The parallel power input gearing unit enables vehicles to run an on-board generator to deliver mobile electric power.

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

We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. We currently expect to begin to generate revenue in the first half of 2016. There can be no assurances that we will be able to do so in this timeframe, or at all. Currently, we primarily incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

At a Special Meeting of Stockholders on August 19, 2015, stockholders voted to change our name from HPEV, Inc. to "Cool Technologies, Inc." and increase the number of authorized shares of our common stock from 100,000,000 shares to 140,000,000 shares. The stockholders also elected four new directors.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended September 30,
	2015	2014	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	198,787	278,425	$(79,638)	(29)%
Consulting	48,203	879,633	(831,430)	(95)%
Professional fees	88,488	231,540	(143,052)	(62)%
Research and development	150,398	500,808	(350,410)	(70)%
General and administrative	490,056	809,006	(318,950)	(39)%
Total operating expenses	975,932	2,699,412	(1,723,480)	(64)%

Interest expense, net	(7,080)	(2,403)	(4,677)	195%
Change in fair value of derivative liability	2,324	--	2,324	N/A

Net loss	(980,688)	(2,701,815)	1,721,127	(64)%

Less: Noncontrolling interest	(3,345)	(5,718)	2,373	(42)%

Net loss to shareholders	$(977,343)	$(2,696,097)	$1,718,754	(64)%

	Nine months ended September 30,
	2015	2014	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	612,325	765,786	$(153,461)	(20)%
Consulting	814,856	8,124,783	(7,309,927)	(90)%
Professional fees	503,165	548,511	(45,346)	(8)%
Research and development	717,988	936,221	(218,233)	(23)%
General and administrative	1,441,376	11,198,714	(9,757,338)	(87)%
Total operating expenses	4,089,710	21,574,015	(17,484,305)	(81)%

Interest expense, net	(11,655)	(11,652)	(3)	--%
Change in fair value of derivative liability	2,324	--	2,324	N/A
Legal settlement – replacement warrants	(1,119,450)	--	(1,119,450)	N/A

Net loss	(5,218,491)	(21,585,667)	16,367,176	(76)%

Less: Noncontrolling interest	(12,708)	(7,263)	(5,445)	75%

Net loss to shareholders	$(5,205,783)	$(21,578,404)	$16,372,621	(76)%

Revenues

During the three and nine months ended September 30, 2015 and 2014, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses decreased for the three and nine months ended September 30, 2015 compared to 2014, due to bonuses paid to management in 2014 for meeting milestones in their compensation agreements related to fundraising and filing patents. Consulting expense decreased primarily due to a reduction in share-based payments for fundraising and other consulting during the three months ended September 30 from $844,990 in 2014 to $23,962 in 2015, and for the nine months ended September 30 from $7,837,680 in 2014 to $627,056 in 2015. Professional fees remained relatively flat during the periods reported. Research and development decreased as we focus our efforts transitioning our technology to the point of generating revenue. General and administrative expense (a) decreased due to a reduction in employee stock option expense for the three months ended September 30 from $394,000 in 2014 to $327,000 in 2015, and for the nine months ended September 30 from $9,944,000 in 2014 to $981,000 in 2015; and (b) decreased due to managing cash expenditures, primarily associated with promoting the company and travel.

Other Income and Expense

Interest expense in 2015 relates primarily to our vehicle financing, while in 2014 it related to interest on unpaid invoices for services. The change in fair value of derivative liability reflects the change in fair value of the conversion feature embedded in the convertible debt agreement we entered into in September 2015. The legal settlement expense in 2015 represents the difference between the value of the original warrants and the replacement warrants issued to Spirit Bear Ltd. ("Spirit Bear") under the First Amendment to Settlement Agreement with Spirit Bear.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2015, we had cash and cash equivalents of $25,174.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $2,647,854 and $1,244,784, respectively, at September 30, 2015 and December 31, 2014. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt to finance vehicles and for working capital purposes.

On September 15, 2015, we entered into a convertible debt agreement (the "Convertible Debt") with an unrelated individual, bearing interest at 10%, with principal and interest payable on September 15, 2017. We may borrow up to $250,000 under the Convertible Debt. At the Convertible Debt holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price during the five consecutive trading days immediately preceding the applicable conversion date. As of September 30, 2015, we had borrowed $75,000.

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

Separate from the above agreement, in April 2015, we entered into a subscription agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase 555,556 shares of common stock and five-year warrants to purchase 555,556 shares of common stock, for cash proceeds of $225,000 at an exercise price of $0.60 per share, net of $25,000 retained by Lincoln Park for expenses. The warrants contain a cashless exercise provision.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2015	2014

Net cash used in operating activities	$(1,541,050)	$(2,963,056)
Net cash used in investing activities	(12,772)	(24,921)
Net cash provided by financing activities	1,407,125	3,426,652

Net cash used in operating activities decreased primarily due to deferring payment to vendors and management. Our investing activity relates to purchasing equipment in 2015 the development of patents in both years. Cash provided by financing activities was limited by our trying to settle our lawsuit with Spirit Bear, and borrowing $325,000 in 2015.

Management believes the Company's funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $37,626,928 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2015, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company's five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company's internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2015.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Spirit Bear Ltd.

Effective May 1, 2015, we executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of the Settlement Agreement. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignation from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,845,072 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them. On August 28, 2015, the parties filed a stipulation to dismiss the direct claims of the Company against Spirit Bear and of Spirit Bear against the Company in the Nevada Lawsuit. By order dated September 1, 2015, and filed September 2, 2015, the court ordered dismissal of all direct claims in the Nevada Lawsuit.

Additionally, on February 20, 2015, the Court issued its preliminary approval to the derivative action settlement agreement (the "DASA'), which would lead to the ultimate dismissal of the derivative suit also filed by Spirit Bear in the same action. The Court has scheduled a fairness hearing for November 20, 2015, to consider giving its final approval to the DASA. No shareholder filed any objections to the DASA by April 30, 2015, which was the deadline established by the Court for filing objections. On October 22, 2015, however, Peak Finance, LLC ("Peak Finance") filed a Motion to Intervene in the action seeking, among other things, approval to file a new derivative Complaint in this matter. The Company has opposed this Motion.

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

U.S. District Court, District of Nevada

On August 31, 2015, the Company received notice of a summons in the matter styled Peak Finance, LLC, Derivatively on Behalf of Nominal Defendant, HPEV, Inc. v. Hassett, et al., No. 2:15-cv-01590-GMN-CWH, filed in the United States District Court for the District of Nevada (the "Peak Finance Claim"). Plaintiff Peak Finance, LLC ("Peak Finance") alleges that certain members of the Company's Board of Directors and officers caused a misleading proxy statement to issue and breached alleged fiduciary duties from and after June 18, 2013. Peak Finance further alleges that its claim is related to the Spirit Bear Lawsuit described above. The Company has not determined that there is any merit to the allegations, and has decided to submit the claims to an Independent Director Committee consisting of Directors Christopher McKee, Richard J. "Dick" Schul, and Donald Bowman for their review and consideration. Additionally, on September 28, 2015, the Company filed a motion to dismiss the initial Complaint filed by Peak Finance. On October 22, 2015, rather than oppose the motion to dismiss, Peak Finance filed an amended complaint in this case in addition to the Motion to Intervene in the pending Spirit Bear litigation set forth above. On November 9, 2015, the Company filed a new motion to dismiss the first amended complaint filed by Peak Finance on October 22, 2015. No hearing is presently scheduled on this matter.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2015, we issued an aggregate of 866,666 shares and a five-year warrant to purchase an aggregate of 866,666 shares of our common stock at an exercise price of $0.40 per share to six accredited investors in a private offering. We received an aggregate of $260,000 as consideration for the sale of such securities. The warrants may be exercised on a cashless basis.

On July 29, 2015, we issued 142,857 shares and a five-year warrant to purchase 142,857 shares of our common stock at an exercise price of $0.40 per share to an accredited investor in a private offering. We received $50,000 as consideration for the sale of such securities. The warrants may be exercised on a cashless basis.

On July 29, 2015, we issued 62,500 shares and a five-year warrant to purchase 62,500 shares of our common stock at an exercise price of $0.47 per share to an accredited investor in a private offering. We received $25,000 as consideration for the sale of such securities. The warrants may be exercised on a cashless basis.

On August 12, 2015, Spirit Bear converted four shares of preferred stock in exchange for 200,000 shares of common stock.

We issued warrants for our common stock to accredited investors in exchange for services during the three months ended September 30, 2015, as follows:

Date	Quantity	Exercise Price	Life (Years)

July 2015	69,333	$0.40	5.0
September 2015	60,000	1.00	3.0

On September 15, 2015, we entered into a convertible debt agreement (the "Convertible Debt") with an unrelated individual, bearing interest at 10%, with principal and interest payable on September 15, 2017. We may borrow up to $250,000 under the Convertible Debt. At the Convertible Debt holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price during the five consecutive trading days immediately preceding the applicable conversion date. As of September 30, 2015, we had borrowed $75,000.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: November 16, 2015	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer
(Principal Financial and Accounting Officer)

