Form 10-K
period 2015-12-31
COOL TECHNOLOGIES, INC.
filed 2016-03-30
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-53443

COOL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3076597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8875 Hidden River Parkway, Suite 300

Tampa, Florida 33637

(Address of principal executive office)

Registrant's telephone number, including area code: (813) 975-7467

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates based upon the closing price of $0.38 per share of such common stock as of June 30, 2015 was $25,153,199.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 81,367,817 shares of common stock as of March 21, 2016.

TABLE OF CONTENTS

Item No.		Page No.
PART I
1	Business	3
1A	Risk Factors	14
1B	Unresolved Staff Comments	14
2	Properties	14
3	Legal Proceedings	15
4	Mine Safety Disclosures	18

PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	19
6	Selected Financial Data	20
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
7A	Quantitative and Qualitative Disclosures About Market Risk	27
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
9A	Controls and Procedures	48
9B	Other Information	49

PART III
10	Directors, Executive Officers and Corporate Governance	50
11	Executive Compensation	54
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
13	Certain Relationships and Related Transactions, and Director Independence	59
14	Principal Accounting Fees and Services	60

PART IV
15	Exhibits, Financial Statement Schedules	61

	SIGNATURES	63

PART I

Item 1. Business

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "registrant," "we," "our" or "us" refer to Cool Technologies, Inc. and our 95% owned subsidiary, Ultimate Power Truck, LLC ("UPT"), unless the context otherwise indicates.

Forward-Looking Statements

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Corporate History

We were incorporated on July 22, 2002 in the State of Nevada under the name Bibb Corporation. On September 3, 2010, we changed our name to Z3 Enterprises, Inc. ("Z3"), and on April 5, 2012, to HPEV, Inc. ("HPEV") and on August 19. 2015 our stockholders voted to approve a name change to Cool Technologies, Inc. Our 95% owned subsidiary, Ultimate Power Truck, LLC ("UPT"), was formed on April 17, 2014 in the State of Florida.

On March 29, 2011, we entered into a share exchange agreement (which was amended on June 14, 2011) with HPEV, Inc., a Delaware corporation ("the Share Exchange Agreement") to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV, Inc. in consideration for the issuance of 22,000,000 shares of common stock. Upon closing of the share exchange on April 15, 2011, HPEV, Inc. became our wholly owned subsidiary. There was a change of control of our company on April 15, 2011 as a result of the issuance of 21,880,000 shares of our common stock to the original shareholders of HPEV, Inc. pursuant to the terms of the Share Exchange Agreement. An additional 120,000 shares were issued during the fourth quarter of 2011 which completed the issuance of 22,000,000 shares of common stock under the terms of the amended Share Exchange Agreement.

As of March 21, 2016, we have five patents and seven US patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as 'thermal' or 'heat dispersion technology') and a parallel vehicle power platform. We also have a Patent Cooperation Treaty ("PCT") application filed for a heat pipe cooled brake system. The Company intends to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company's proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Business Description

We have developed and are commercializing dispersion technologies in various product platforms, and have developed and are commercializing an electric load assist technology around which we have designed a vehicle retrofit system. In conjunction, we have applied for trademarks for one of our technologies and its acronym. The Company currently has one trademark in the application process: TEHPC.

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

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. Our initial target markets include those involved in moving materials and moving people, such as:

•	Motors/Generators,
•	Mobile auxiliary power,
•	Compressors,
•	Turbines (Wind, Micro),
•	Bearings,
•	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
•	Brakes/rotors/calipers,
•	Pumps/fans,
•	Passenger vehicles: auto, RV, bus, train, aircraft,
•	Commercial vehicles: SUV, light truck, tram, bucket truck
•	Military: boats, Humvee, truck, aircraft, and
•	Marine: boats ranging in size from 30 feet to 120 feet and beyond.

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

1.	Increase power density of current motor platforms by 20% to 40%,

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

On December 6, 2013, ESSCO Pumps and Controls, a member of the Hydraulic Institute, conducted the tests in accordance with standards set forth by the Institute. The tests examined the tolerances of an industrial electric motor in an extreme situation. The tolerances determine the amount of power that can be driven through pumps run by the motor and are a strong predictor of the maintenance and other service downtime the pump will require. The original pump motor is rated to run, without submersion, for up to 15 minutes before the pump's protective circuits will turn it off to prevent overheating. This heat limitation restricts the output of the motor. The test pump used the same industrial electric motor, except with Cool Tech's thermal dispersion technology incorporated. The result: the test pump ran without submersion for more than two hours at or above full power without reaching critical temperatures that would have caused an automatic shutdown.

On December 13, 2013, Mohler Technology, Inc. of Boonville, Indiana completed tests of an alternator enhanced with our thermal technology. A 650kVA alternator (generator) was run at full load to test its operational limits. The heat produced by generators of that size must be removed or controlled in order for the alternator to operate effectively. Manufacturers' current best practice is to add either a liquid cooling system or an extra large frame around the motor to provide additional surface area to help dissipate the heat. Both practices increase the cost and complexity of the generators.

The alternator tested used our thermal technology with no other cooling of any kind. The results showed a minimum of 25% improvement in power density over the manufacturer's rating for the alternator when operating without water cooling. In fact, the alternator achieved power densities comparable to a liquid-cooled or over-framed one.

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

In October 2015, Kato Engineering, a business unit of Emerson Electric, conducted two heat run tests. The tests were performed at a 0.8 power factor and tested rated load temperature using the Emerson LS 625KVA generator with and without the Cool Technologies heat dispersion system. The CoolTech results were then compared with results of tests performed at a 0.8 power factor using the generator's standard-issue, totally enclosed water-to-air cooled (TEWAC) system.

A comparison of all test results produced by the various testing agencies revealed a minor variance in some readings. A plan has been designed to optimize our technology to produce consistent results within a specific parameter. This should enable an OEM (original equipment manufacturer) to offer our technology as an option.

The successful testing also represents a significant advance in our product development agreements with manufacturing partners. We anticipate that we will begin to enter into license agreements upon completion of the required design refinements and field tests testing to industry or governmental standards. At this point, the product will be ready to be manufactured on the licensee's regular production line. Any additional field tests will be at the discretion of the licensee.

We also plan to incorporate heat pipes in vehicle components which generate heat such as brake calipers, resistors and rotors. The new brake components should be incorporated in the initial conversion vehicle.

Our revenue model for the heat dispersion technology is to license the technology in exchange for royalties.

Mobile Power Generation

The Company has a proprietary gearing system, which is used to power an on-board generator, eliminating the need for some commercial vehicles to tow a mobile generator to a work site. Management believes that there is a need for on-board, continuous generation of up to 200 kilowatts (kW) of power to remote jobsites, as well as mobile generation of emergency power in the event of an outage or disaster. We intend to offer an on-board generator installation kit as a stand-alone (Mobile Generator) for third parties and as part of an in-house brand (Ultimate Work Truck).

Company management, along with key directors and members of the Board of Advisors have utilized Q1 of 2016 to do extensive market research, interview prospective customers, hold up-fitter meetings and perform channel to market evaluation. They have put the plans in place to ensure that we have proper coverage for upfront sales, specification influence, full up-fitting capabilities with aftermarket parts and service as we launch our MG30-MG80 products in the second half of 2016.

Our revenue model for Mobile Generation will be driven by the efforts of direct regional sales teams and independent reps along with partner up-fitters and truck body builders.

In head-to-head competition with tow behind generators, our mobile generation technology should prove very disruptive. Operators in such markets as utility, telecom and tree service, to name a few, will be able to work in remote locations without having to tow or drop in a generator. The reduction in overall weight and size should also deliver significant operating efficiencies and savings to work truck fleets.

Electric Load Assist Technology

We have also developed proprietary Electric Load Assist ("ELA") technology. The technology is the centerpiece of our vehicle retrofit system (separate and apart from our heat pipe technology and heat dispersion product development partnerships), which also relies on the benefits of heat removal by composite heat structures and heat pipe architecture and is protected by patents and patents-pending.

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

Competition

Heat Dispersion Technology

Cooling solutions to remove or control heat produced by industrial electric motors, generators and alternators are provided by the manufacturers. Their current best practices are based on technology that's over 50 years old. They either add a liquid cooling system to the motor or build an extra large frame around the motor to provide additional surface area to help dissipate the heat. Both practices increase the cost and complexity of their products.

The Company is not aware of any new alternatives on the market.

Mobile Electric Power (MG30-MG80)

Other companies use a vehicle's engine to charge on-board batteries, which then run the generator when the vehicle is stopped. While this eliminates idling, output tends to be less than 50 kW and lithium-ion batteries typically power the system. The batteries have limited runtimes and a shorter lifespan than acid batteries. In addition, they must be cooled to operate properly. Two companies dominate belt driven systems: Aura Systems, Inc. and Mobile Electric Power Solutions, Inc. ("MEPS"). Their systems use a vehicle's engine to power a generator and produce electricity whenever the engine is running. The interface to the vehicle is under the hood via a separate belt system. Both are very efficient, capable of delivering the rated power at or near the engine's idle revolutions per minute ("RPM"). According to Aura Systems' 2014 annual report filed on Form 10-K, the Aura Systems system is over 80% efficient at the low RPM range and is approximately 75% efficient at the very high RPM range. Aura Systems offers an axial-plus style motor and control that outputs up to approximately 16 kW. It must be noted, however, that Aura Systems, a public company, has fallen behind on its reporting and is no longer current.

MEPS uses the alternator to power a belt-driven system that provides up to 15 kW. Both provide clean power to operate sophisticated electronic equipment. MEPS delivers alternating current ("AC") power, whereas Aura Systems proves both AC and direct current ("DC").

A variety of engine or transmission-based electrical power take-off systems also provide exportable power. They tend to output small amounts like 7 kW of 110/220 volt power.

Management believes that the Company can compete in the mobile electric power market because there is a need for on-board generators, as opposed to trailer-mounted generators towed behind a vehicle. A primary benefit will be that the under-chassis installation will allow a truck to tow other trailers and equipment, however, we anticipate that the greatest selling point will be value. In comparison to the purchase price of new Doosan towable generator, we believe we can provide up to 200 kilowatts ("kW") of auxiliary mobile power to any location for less than half the production cost of a towable, trailer-mounted generator, which may weigh over 10,000 pounds. We intend to deliver the same power at under 3,000 pounds. Our Mobile Generation system will also offer the same features of a tow behind generator including single and three phase outputs as well as a full function generator panel with enhanced capabilities including a touchscreen, digital controls and optional telematics. A full description of all our anticipated features and benefits can be found on our website under the menu heading "Mobile Electric Power".

Our target markets will initially center on industries and entities that rarely or never unhook their tow-behind generators from their work trucks. In industry parlance, they are always plugged in.

We believe our competition in the mobile generator market will be from well-established companies such as Cummins, Caterpillar, Doosan, WackerNeuson, Multi Quip and Generac. All of them offer towable, trailer-mounted generators. Only Cummins Onan offers an onboard generator and it's specifically engineered for mobile emergency vehicle use.

Portable generators also address a need for mobile electric power in the commercial, leisure and residential markets. As outputs tend to range from 1 to 20 kilowatts, the competition they provide is only at the lowest end of Cool Technologie's power output spectrum and only from the higher power, higher quality and higher price commercial level units. Onan, Honda and Kohler are among the well-established brand names in the market. There are more than 40 -manufacturing companies in the U.S that produce portable generators. Vehicle companies are also working to provide customers and partners with exportable power in conjunction with the development of hybrid vehicles. According to a January 2013 press release from VIA Motors, Inc., the company worked with Pacific Gas and Electric Company, the leading subsidiary of PG&E Corporation, to convert two GM trucks into plug-in hybrids that export 15 kW of power for about $400,000, and is now working to boost that to 50 kW. VIA Motors plans to produce them commercially with prices in the $70,000 range, according to a January 2012 article in Forbes.com.

Electric Load Assist Technology

While the new hybrid electric vehicle industry is intensely competitive and features several multi-national companies such as Ford, GM, Toyota, Volvo and Honda, we believe that the market for hybrid conversions is in its infancy. There are a number of small companies, such as EVDrive, Inc, selling do-it-yourself conversion kits for individual vehicles. XL Hybrids, Inc. offers hybrid conversions through aftermarket installers for specific van, delivery and shuttle vehicles. EV Power Systems, Inc. is involved in conversions for fleet vehicles. Workhorse Group Inc. is the holding company for AMP Electric Vehicles which manufactures electric drives for class 3-6 commercial trucks. Wrightspeed Inc. offers replacement electric drive trains for high fuel consumption vehicles. VIA Motors, Inc. is offering conversions of a GM pick-up, van and SUV. XL Hybrids technology features a bolt-on retrofit kit that attaches to the drive train and adds lithium ion batteries and a controller. To our knowledge, no other company is involved in developing and commercializing ELA technology in a parallel platform or an aftermarket commercial platform.

ALTe Powertrain Technologies and Eaton Corporation are converting commercial vehicles by replacing the entire power-train, including the engine, transmission, fuel tank and drive shaft. We intend to perform conversions by adding standard components along with a patented thermal-engineered traction motor and the patent-pending electric load assist.

We aim to compete in the fleet markets for currently-owned vehicles.

We believe the primary competitive factors in our markets include, but are not limited to:

•	technological innovation; ·product quality and safety;
•	product performance; and
•	price.

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

Manufacturing

We do not plan to manufacture in-house. The Company plans to partner with manufacturers utilizing their assets and system integrators to up-fit our Mobile Generation technology. For our thermal technologies, the Company plans to rely on product development agreements with manufacturers who will then pay a license or royalty per unit. We anticipate that such agreements will delineate the respective intellectual property owned by both companies, describe the goal of the testing to verify the savings and value to a particular company, the equipment to be modified, the criteria that constitute successful testing, how and where the tests will be conducted and the next steps to be taken in the event of successful testing. For plug-in, hybrid conversions, the Company plans to use off-the-shelf and made-to-order equipment combined with proprietary software owned by the Company and created specifically for use on our parallel platform. To that end, the Company has sourced and priced electric motors, generators and other components as well as software programming. We hope installations will be performed by licensees of our ELA technology, but we currently have no license agreements.

Suppliers

For mobile power generation, the required software and its vehicle integration will be supplied by Inverom Corporation along with partner truck up-fitters.

Production level quantities will be handled by KATO Engineering, a brand manufactured by Emerson Industrial Automation, a division of Emerson Electric Company, with a backup of multiple other sources, if needed, such as Regal Beloit, Generac, etc. As for a supplier of our PPIG gearing system, our company has identified and is working with both North American and Asian partners. The balance of the components will be obtained from a number of other suppliers.

For the thermal technology applications in electric motors, Thermacore, Inc. will supply the heat pipes and mechanical structure, which combine to make the heat exchangers. We will coordinate with Thermacore to combine our thermal technology with Thermacore technology in the creation of heat exchangers.

For dry pit submersibles, the wound stator and the rotor-shaft will be purchased from Nidec Motor Corporation or other partner sources such as Baldor Electric, Regal Beloit and others. The fully-machined castings will be purchased from the Quality Castings Company, located in Orville, Ohio. These components will then be assembled and tested by Consulting Point, Inc. located in Brownsville, Texas or another partner assembler in the USA.

Intellectual Property

Our success depends in part on our ability to protect our technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights. Currently, we have no licenses or contractual rights in place to protect our technology and intellectual property, only patents or patents pending.

As of March 8, 2016, we own five US patents and have seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications and a parallel vehicle platform We also have a Patent Cooperation Treaty ("PCT") application filed for a heat pipe cooled brake system. In addition, we have applied for a trademark for an acronym for one of our technologies: "TEHPC".

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

As a company, we do not plan to manufacture any of our products. Therefore, the government regulations we will be subject to will be limited to storage and involve rotating the shafts of stored electric motors on a regular basis.

Applicable laws and regulations include those governing, among other things, the handling, storage and transportation of materials and products as well as noise and employee safety.

In keeping with Federal Motor Carrier Safety Administration regulations, the company has established a drug and alcohol policy; set up administrative procedures for recordkeeping, reporting, releasing information, and certifying compliance; provided our sole employee holding a commercial drivers' license with the necessary educational materials and training; and enrolled him in a random drug and alcohol testing program.

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

In addition to an existing generator incorporating CoolTech thermal technology, the stand-alone version of our auxiliary mobile power system will include a specialized gearing package, which connects the drive train to a generator that will be added on-board. We believe that the vehicle and drive train will operate normally in accordance with manufacturer's specifications and that no regulations will be violated or exceeded as well. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

The most significant regulatory burden the Company will face will be upon our hybrid conversion systems. All hybrid conversions must comply with Environmental Protection Agency ("EPA") emission standards.

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

Our designs comply with EPA emission standards and we believe they will comply with future requirements including the new fuel efficiency and greenhouse gas emission standards set to take effect in 2016.

The Department of Transportation, National Highway Traffic Safety Administration ("NHTSA") is charged with writing and enforcing safety and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle's chassis or their voltage is below specified levels considered safe from electric shock hazards. Our products will be designed to meet or exceed these requirements.

The Company intends to add an electric load assist on a parallel platform to motor vehicles. No original vehicle parts will be significantly modified in the conversion process. There will be some additional parts (motor, drive, battery and sensors and controls) added, but these parts will not change how the vehicle operates in any way. Although we will be adding power directly to the rear wheels, the rest of the drive train will operate according to the manufacturer's specifications. Therefore, we believe that the original warranty will remain in effect and we do not believe that the conversion will violate the Magnuson-Moss Act.

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

In addition, the total weight of the additional components should remain within the vehicle's gross vehicle weight rating. As a result, we believe that our conversions will be in compliance with federal and state transportation regulations.

While we do not create and market our products around government subsidies and tax incentives, the Fixing America's Surface Transportation (FAST) Act reauthorized the tax credit for alternative fuel vehicle refueling property until December 31, 2016. An MG truck equipped with a charger can provide a Level II charge to one or more electric vehicles. Our 200 kVA truck will enable Level III DC fast charging capability. Assuming the MG truck qualifies as a charging station, it would be eligible for a tax credit of the smaller of 30% of the vehicle's cost or $30,000.

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

Employees

As of March 21, 2015, we had four full time employees and no part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During 2015 and 2014, we incurred research and development costs of $824,711 and $1,518,807, respectively. Such costs were not borne directly by customers.

Corporate Contact Information

Our principal executive offices are located at 8876 Hidden River Parkway, Suite 300, Tampa, Florida 33637; Telephone No.: (813) 975-7467. Our website is located at http://www.cooltechnologiesinc.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Item 1A: Risk Factors

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

Item 3. Legal Proceedings

U.S. District Court Action, District of Nevada

On August 16, 2013, the Company received a Demand for Documents and Demand to Cease and Assist from Nevada counsel representing Spirit Bear Limited ("Spirit Bear") and Jay Palmer, a former director and one of the three directors of the Company who was appointed by Spirit Bear. Such notice required the Company to provide Mr. Palmer all books and records regarding all equity or debt issued by the Company since January 1, 2013 and an accounting of all compensation disbursed to Company executive officers since such date. Spirit Bear contends that management of the Company issued equity or debt without authority, and established compensation levels for the Company's officers and paid salaries to its officers in violation of its agreements with Spirit Bear and the Company's public filings.

On August 27, 2013, the Company filed a complaint in the United States District Court against Spirit Bear, Jay Palmer, and the two other former directors and Spirit Bear Board appointees, Carrie Dwyer and Donica Holt (Case 2:13-cv-01548) (the "Lawsuit") seeking judicial declaration that the Board resolutions from February 2013 authorizing the compensation of management and the issuance of debt and equity is valid and that the defendants are bound by the Settlement Agreement, dated April 12, 2013. The defendants have indicated that they will seek indemnification from the Company as a result of the Company initiating the Lawsuit. On October 9, 2013, the Company filed a First Amended Complaint which dismissed, without prejudice, Mr. Palmer, Mrs. Dwyer and Holt from the Lawsuit. On October 28, 2013, Spirit Bear responded to the Company's First Amended Complaint and asserted derivative third-party claims in the Lawsuit on behalf of HPEV ("Third Party Lawsuit) against Timothy Hassett, Theodore Banzhaf, Quentin Ponder, Judson Bibb and Mark Hodowanec ("Third Party Defendants").

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

On September 16, 2013, Jay Palmer brought an emergency petition for a writ ordering the Company to allow him to inspect the books and records of the Company. On October 1, 2013 the court granted Mr. Palmer the right to inspect the books and records regarding (a) all equity or debt issued by Company management since January 1, 2013 and (b) all compensation disbursed to the Company's executive officers since January 1, 2013, with an accounting of disbursements. On October 16, 2013, the Company received a letter from counsel to Spirit Bear identifying twenty five (25) categories of documents to be produced for Mr. Palmer's review. Company's counsel responded to this letter on November 8, 2013, and has yet to hear any response in connection with Mr. Palmer's emergency petition and no inspection of books and records has occurred or is currently scheduled.

On October 15, 2013, the Company filed an Emergency Motion for Partial Summary Judgment on its claim for Declaratory Relief in the Lawsuit in an effort to streamline the litigation as delay could have a negative impact on the business, including meeting contractual milestones by December 14, 2013. In the Motion, the Company sought a declaration that the resolutions are valid, the Company's capital raises are authorized and the settlement agreement signed with Spirit Bear on April 14, 2013 is valid and enforceable. Spirit Bear opposed the Company's Motion for Partial Summary Judgment. Among other things, Defendant Spirit Bear objected to the Company's designation of its Motion as a purported "emergency" because it improperly denied Spirit Bear the opportunity to respond to the Company's amended complaint, conduct discovery and investigate the Company's claims. By Order filed August 5, 2014, the Court found that genuine issues of material fact exist on the issues raised in the Motion and, on that basis, denied the Motion.

On January 22, 2014 Spirit Bear's counsel filed a motion to withdraw from representing Spirit Bear in the Lawsuit and Third Party Lawsuit. That Motion was granted on February 11, 2014. Spirit Bear was granted fourteen days to retain new counsel. That deadline was later extended by the Court. On March 13, 2014, new counsel for Spirit Bear filed a Notice of Appearance with the Court.

Also, on February 7, 2014, the Clerk of the Court filed a Notice that Spirit Bear's Third Party Lawsuit would be dismissed on March 9, 2014 unless Spirit Bear filed Proof of Service of their Summons and Complaint upon Third Party Defendants by that date. Spirit Bear's time for service was later extended to March 24, 2014. The Company believes that service of all the Third Party Defendants except Theodore Banzhaf occurred prior to March 2014 and Spirit Bear sought additional time to serve Mr. Banzhaf. A return of service was filed with the Court on May 5, 2014 asserting that Mr. Banzhaf was served on April 28, 2014.

On April 7, 2014, the Third Party Defendants, except Mr. Banzhaf who had not yet been served, filed a Motion to Dismiss the Third Party Complaint for, among other things, lack of personal jurisdiction and failure to state a claim upon which relief may be granted. Spirit Bear has opposed the Motion to Dismiss. On May 19, 2014, Mr. Banzhaf joined in the Motion to Dismiss. By Order dated June 26, 2014, the Court granted Spirit Bear's Motion to Amend its Answer, Third Party Complaint and Counterclaims (see below). The Court stated that it would "treat HPEV's motion [to dismiss] as a challenge to the newly amended third-party complaint and issue a separate order on that motion." By Order dated November 21, 2015, the Court granted the Motion to Dismiss as to Defendant Mark Hodowanec and denied it with respect to the other Defendants.

Also on April 7, 2014, Spirit Bear filed an Emergency Motion for a Preliminary Injunction which seeks an Order from the Court requiring the Company to maintain an effective registration statement with the SEC applicable to the HPEV securities that Spirit Bear previously acquired. The Company has opposed the Motion for Preliminary Injunction. By Order dated August 5, 2014, the Court denied Spirit Bear's Motion for Preliminary Injunction

On May 5, 2014, Spirit Bear filed a Motion for Leave to Amend its Answer to First Amended Complaint and Verified Derivative Counter & Third Party Claim. The Company opposed this Motion. However, by Order dated June 26, 2014, the Court granted Spirit Bear's Motion to Amend and on June 27, 2014, Spirit Bear filed its Amended Answer to First Amended Complaint; Amended Verified Derivative Counter and Third-Party Claim; and Verified Counterclaim. The Amended Counterclaim sets forth various causes of action against the Company including Breach of the Securities Purchase Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing with respect to the Securities Purchase Agreement, Breach of the Registration Rights Agreement, Breach of the Implied Covenant of Good Faith and Fair Dealing with respect to the Registration Rights Agreement, Conversion, Declaratory Relief seeking a declaration that (a) Spirit Bear's three designees to the Board (i.e. Palmer, Dwyer and Holt) remain holdover directors of the Company until their successors are elected, (b) every action taken by the Board since the annual meeting is not valid, (c) the Lincoln Park Registration Statement is not valid, (d) every action to be taken by the Board in the future is invalid, and (e).the amendment to HPEV's Bylaws from plurality voting to majority voting and the election of directors that occurred at the annual meeting was improper and invalid. The Company filed a Motion to Dismiss the Amended Counterclaim. By Order dated November 26, 2014, the Court denied the Company's Motion to Dismiss.

On May 12, 2014, Spirit Bear filed a Motion to Strike New Arguments Contained in the Reply to Spirit Bear's Opposition to Motion to Dismiss Third-Party Defendants. The Company opposed the Motion. By Order dated November 21, 2015, the Court denied Spirit Bear's Motion to Strike New Arguments. On June 13, 2014, Spirit Bear filed an Emergency Motion for Hearing Spirit Bear's Emergency Motion for a Federal Rule of Civil Procedure 16(a) Status Conference. This Motion essentially sought an order from the Court for a hearing to attempt to expedite a decision of Spirit Bear's Motion to Amend its Answer and Counterclaim. The Company opposed the Motion. Since the Court granted Spirit Bear's Motion to Amend by Order dated June 26, 2014, it denied the Motion for Hearing as moot.

On June 19, 2014, the Company filed two Motions as follows: (1) Motion for Leave to File Supplemental Points and Authorities to Opposition to Motion for Preliminary Injunction and (2) Motion to Supplement Opposition to Motion to Amend-Correct Complaint Re [39] Answer to Amended Complaint, Third Party Complaint, Counterclaim. The basis of these motions is that the Company obtained new information since it filed its oppositions to the two motions that it believes the Court should consider. Inasmuch as the Court granted Spirit Bear's Motion to Amend its Answer on June 26, 2014, it denied, as moot, the Company's Motion to Supplement Opposition to Motion to Amend-Correct Complaint Re [39] Answer to Amended Complaint, Third Party Complaint, Counterclaim. Inasmuch as the Court denied Spirit Bear's Motion for Preliminary Injunction, it denied as moot the Company's Motion for Leave to File Supplemental Points and Authorities to Opposition to Motion for Preliminary Injunction.

On July 8, 2014, Spirit Bear filed a Motion for Partial Summary Judgment regarding the composition of the Company's Board of Directors. The Motion sought an Order from the Court declaring that HPEV's Board is and has been comprised of six directors since March 6, 2013, which includes Timothy Hassett, Quentin Ponder and Judson Bibb (the "Management Directors") and the Spirit Bear Directors. The Company opposed this Motion. By Order dated November 26, 2014, the Court granted Spirit Bear's Motion, in part, granting a partial declaratory judgment in favor of Spirit Bear declaring that Jay Palmer, Carrie Dwyer, and Donica Holt remained holdover director on the Company's board despite the January 2014 director election wherein they failed to receive a majority vote of the shareholders.

On January 28, 2015, the Company and its Management Directors entered into a comprehensive settlement agreement withSpirit Bear and its affiliates and assignees which, upon the purchase by the Company or its designee of certain specified securities held by Spirit Bear on a date and at an amount specified in the agreement, would permanently resolve, settle, dismiss, and release all actual and potential claims among them (except for breaches under the settlement agreement itself, if any were to arise) without liability therefore. Section 2.6 of the January 28 settlement agreement provides, in relevant part, that "any portion of public filings with the SEC addressing this settlement . . . shall require the approval of a majority of the voting members of the HPEV Board of Directors . . . ." Attached to the January 28 settlement agreement was a Derivative Action Settlement Agreement related to shareholder derivative claims filed by Spirit Bear against the Management Directors in the matter styled HPEV, Inc. v. Spirit Bear Limited, No. 13-cv-01548 (JAD) (GWF) (D. Nev.). As indicated in the Derivative Action Settlement Agreement, the parties agreed, subject to receiving Court approval, to settle the derivative action filed by Spirit Bear against the Management Directors. The Court has given preliminary approval to the settlement of the derivative lawsuit, approved a Notice to Shareholders, and set April 30, 2015 as the deadline for filing any objections to the derivative suit settlement agreement. A complete and accurate copy of the fully executed January 28 settlement agreement, including a complete and accurate copy of the fully executed Derivative Action Settlement Agreement, was filed with the Securities and Exchange Commission as an attachment to the Schedule 13D/A filed by Spirit Bear on March 13, 2015. The Schedule 13D/A filing was not approved by a majority of the voting members of the Company's Board of Directors.

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

On August 28, 2015, the parties filed a Stipulation to dismiss the direct claims of the Company against Spirit Bear and of Spirit Bear against the Company in the Nevada Lawsuit. By Order dated September 1, 2015 and filed September 2, 2015, the Court ordered dismissal of all direct claims in the Nevada Lawsuit.

Additionally, on February 20, 2015, the Court issued its preliminary approval to the derivative action settlement agreement (the "DASA") which would lead to the ultimate dismissal of the derivative suit also filed by Spirit Bear in the same action. The Court scheduled a fairness hearing for November 20, 2015 to consider giving its final approval to the DASA. No shareholder filed any objections to the DASA by April 30, 2015 which was the deadline established by the Court for filing objections. However, on October 22, 2015, Peak Finance, LLC filed a Motion to Intervene in the action seeking, among other things, approval to file a new derivative Complaint in this matter. The Company opposed this Motion.

At the November 20, 2015 fairness hearing, the Court denied Peak Finance's Motion to Intervene. However, the Court did allow Peak Finance to formally argue its objections to the DASA. The Court ordered additional briefing on certain issues which has now been completed. The Court has ordered another hearing to consider the DASA on April 1, 2016.

SEC Subpoena

On September 18, 2013, separate and distinct from the settlement of the lawsuit discussed above, the Securities and Exchange Commission served the Company with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear, Robert Olins and all of their respective affiliates. The company has not heard anything further concerning the investigation.

New York Special Proceeding

On May 6, 2014, Timothy Hassett initiated a New York Special Proceeding on behalf of HPEV, captioned Hassett v. Palmer (Case No. 14-004473), in which Hassett sought to compel Palmer, Dwyer and Holt to produce and submit for inspection and examination, the corporate books, records and other HPEV related documents, that Palmer, Dwyer and Holt have in their possession. Palmer, Dwyer, and Holt opposed Hassett's request and moved to dismiss the New York proceeding on July 2, 2014.

Nevada Indemnification Case

On July 9, 2014, Jay Palmer, Carrier Dwyer, and Donica Holt filed a complaint against HPEV in the Clark County District Court of Nevada (Case: A-14-703641-B), titled Palmer, et. al. v. HPEV, seeking indemnification and advancement of attorney's fees related to the New York Special Proceeding, captioned Hassett v. Palmer (Case No. 14-004473).

On October 2, 2014, the Court entered an order granting HPEV's Motion to Dismiss Palmer, et. al. v. HPEV (Case: A-14-703641-B), finding that Palmer, Dwyer, and Holt's request for indemnification and advancement of fees was not ripe for adjudication.

U.S. District Court, District of New York

On September 25, 2014, HPEV filed a complaint against Spirit Bear, Jay Palmer and Robert Olins in the United States District Court for the Eastern District of New York (Case 14-CV-5619) (the "EDNY Action").

HPEV voluntarily dismissed the EDNY Action and re-filed its claims in the United States District Court for the Southern District of New York (Case No. 14-CV-9175) (the "SDNY Action") to accommodate the defendants' concerns regarding venue. The SDNY Action includes claims for: rescission of an August 2012 Note and Warrant Purchase Agreement on grounds of duress and fraud in the inducement; rescission of the Spirit Bear Securities Purchase Agreement on grounds of duress, fraud in the inducement, illegality, and negligent misrepresentation; rescission of the April 2013 settlement agreement with HPEV based on duress, and fraud in the inducement; breach of the April 2013 Settlement Agreement; breach of the covenant of good faith and fair dealing; and damages against Spirit Bear, Palmer and Olins for federal securities fraud and Nevada Securities fraud, as well as personal liability against Palmer and Olins for injury caused by Spirit Bear for the aforementioned causes of action. On January 29, 2015, all parties notified the court of the January 28, 2015 settlement agreement and requested a stay of all proceedings, which request was granted on February 3, 2015. The parties are scheduled to appear for a status conference on April 3, 2015.

On October 30, 2014, Manhattan Transfer Registrar Company filed an interpleader action in the United States District Court for the Eastern District of New York (Case No. 2:14-CV-6418) (the "Interpleader Action"), based in part on issues raised in the EDNY Action. The Interpleader Action was not dismissed or transferred following HPEV's filing of the SDNY Action. The Interpleader Action names as defendants HPEV and Michael Kahn, an individual, and seeks guidance from the Court regarding the defendants' rights concerning certain disputed shares of HPEV. On February 11, 2015, all parties to the Interpleader Action notified the Court of the January 28, 2015 settlement agreement and requested a stay of all proceedings. The Court granted a 60-day stay on February 13, 2015.

U.S. District Court, District of Nevada

On August 31, 2015, the Company received notice of a summons in the matter styled Peak Finance, LLC, Derivatively on Behalf of Nominal Defendant, HPEV, Inc. v. Hassett, et al., No. 2:15-cv-01590-GMN-CWH, filed in the United States District Court for the District of Nevada (the "Peak Finance Claim"). Plaintiff Peak Finance, LLC ("Peak Finance") alleges that certain members of the Company's Board of Directors and officers caused a misleading proxy statement to issue and breached alleged fiduciary duties from and after June 18, 2013. Peak Finance further alleges that its claim is related to the Spirit Bear Lawsuit described above. The Company has not determined that there is any merit to the allegations and has decided to submit the claims to an Independent Director Committee consisting of Directors Christopher McKee, Richard J. "Dick" Schul and Donald Bowman for their review and consideration. Additionally, on September 28, 2015, the Company filed a motion to dismiss the initial Complaint filed by Peak Finance. On October 22, 2015, rather than oppose the motion to dismiss, Peak Finance filed an amended complaint in this case in addition to the Motion to Intervene in the pending Spirit Bear litigation set forth above. On November 9, 2015, the Company filed a new motion to dismiss the first amended complaint filed by Peak Finance on October 22nd. No hearing is presently scheduled on this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low

March 31, 2015	$0.74	$0.46
June 30, 2015	$0.58	$0.37
September 30, 2015	$0.43	$0.17
December 31, 2015	$0.30	$0.10
March 31, 2014	$2.00	$0.39
June 30, 2014	$2.05	$0.80
September 30, 2014	$1.00	$0.56
December 31, 2014	$0.65	$0.45

The last reported sales price of our common stock on the OTCQB on March 21, 2016, was $0.28.

As of March 21, 2016, there were 210 stockholders of record of our common stock

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--		--	--

Equity compensation plans not approved by security holders	39,651,275	(1)	$0.94	--

______________

(1)

Represents (i) five options granted to Theodore Banzhaf, to purchase 1,000,000 shares each at such time as our common stock trades at $1.50, $1.75, $2.00, $2.25 and $2.50 for 20 consecutive days or upon a change of control of the Company, while Mr. Banzhaf serves as President and for one year following Mr. Banzhaf's termination without cause. Exercise prices of these options will be equal to the closing price of the Company's stock on the date of vesting; (ii) options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Theodore Banzahaf, Timothy Hassett and Mark Hodowanec; (iii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iv) warrants to purchase 29,651,275 shares of common stock as set forth in Note 7 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We made the following sales of common stock and warrants to purchase shares of our common stock, which have a cashless exercise feature, in private offerings to accredited investors during the three months ended December 31, 2015:

On November 2, 2015, we issued 50,000 shares of our common stock to Monarch Bay Securities, LLC, for investor relations services provided to our company.

On December 3, 2015, we issued convertible debt with a principal balance of $240,350, which is convertible into shares of our common stock at a conversion price of $0.12 per share. We issued a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.175 per share and a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.210 per share. Pursuant to the terms of the agreements, we pledged 12,291,667 shares of our common stock as collateral.

On December 17, 2015, we sold 85,714 shares and a five-year warrant to purchase 30,000 shares of our common stock at an exercise price of 20% below the current market price of the stock on the day of exercise, to an accredit investor in a private offering. We received $30,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On December 31, 2015, we issued three-year warrants to purchase 60,000 shares of our common stock at an exercise price of $1.00 per share to the entity managing UPT. These warrants may be exercised on a cashless basis.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

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

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, a parallel power input gearbox around which we have designed a mobile generator system and an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for a trademark for an acronym for our Totally Enclosed Heat Pipe Cooled technology or 'TEHPC',

Management is currently negotiating additional funding arrangements to support completion of the initial phases of our business plan, which is to license our thermal technologies and applications; to license or sell a mobile electric power system powered by the Company's proprietary gearing system; and to license it submersible motor dry pit technologies and/or to bring to market its technologies and applications through key distribution partners.

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

Recent Developments

PGC Investments

On July 1, 2014, we entered into a 36-month independent contractor agreement ("PGC Agreement"), with PGC Investments LLC, a Florida limited liability company ("PGC") to provide the full-time services of Dennis Campbell to manage the day-to-day operations of UPT. Under the PGC Agreement, PGC and Mr. Campbell may not solicit or hire any of the Company's current or former (within one year) employees, consultants or contractors for six months following the termination of the PGC Agreement. Either party to the PGC Agreement may terminate the PGC Agreement upon 30 days' notice to the other party. The Company may immediately terminate the PGC Agreement for "cause" (as defined in the PGC Agreement), subject to a 10-day cure period. Until the Sign-On Warrants become exercisable, upon termination, PGC shall be entitled to a severance payment equal to three months of consulting fees and any earned bonuses, warrants and shares. As consideration for such consulting services, PGC will be paid monthly consulting fees (payable at the end of each month) of $10,000 during the first year, with a $10,000 bonus to be paid upon the opening of the Tampa Bay store; $12,000 in the second year with a $10,000 bonus payable in the last month of the second year upon satisfactory performance; and $13,500 in the third year with a $10,000 bonus payable in the last month of the third year upon satisfactory performance.

Under the PGC Agreement, on July 1, 2014, we also issued PGC three-year warrants as a sign-on bonus ("Sign-On Warrants") to purchase an aggregate of 350,000 shares of our common stock at an exercise price of $1.00 per share exercisable upon the Company receiving revenues in excess of $1,000,000.

PGC will be entitled to (i) a three-year (commencing upon vesting) cashless warrant to purchase an aggregate of 1,530,000 shares of common stock exercisable at $1,00 per share that vests ratably upon reaching incremental revenues of $3,000,000 (from MG product sales which result from the efforts of Dennis Campbell and PGC) with a total target revenue of $100,000,000 and (ii) a three-year cashless warrant to purchase an aggregate of 720,000 shares of common stock at an exercise price of $1.00 that vests ratably on a quarterly basis; and (iii) 500,000 shares of our common stock that vest upon reaching revenues of $100,000,000 or upon sale of the Company. PGC will also be entitled to a $25,000 cash bonus at sales milestones for every $5,000,000 in new revenue.

On July 30, 2014, we reached preliminary terms on a LLC Agreement (the "Preliminary LLC Agreement") with Alfred A. Cullere ("Cullere") concerning the governance and operations of UPT. Under the terms of the Preliminary LLC Agreement, we would own 95% of the membership interests and Cullere would own 5%. Cullere's interest cannot be diluted, even if additional membership interests are issued. These terms may change upon formalizing the final agreement.

The Company's current operations include product development with Inverom and other companies developing products that include the Company's intellectual property.

SBI Note Purchase

Note Purchase Agreement

On December 3, 2015, the Company and SBI entered into a purchase agreement (the "Note Purchase Agreement"), pursuant to which SBI agreed to purchase up to $295,000 principal amount of original issue discount secured promissory notes which bear interest at 10% per annum (the "Notes"). The initial Note, with a principal amount of $240,350 and a purchase price of $220,000 was issued upon the execution of the Note Purchase Agreement. The second Note will have a principal amount of $54,650 and a purchase price of $50,000 and will be issued within two days of the effectiveness of the Registration Statement. Both Notes mature one year from issuance. The Company's obligations under the Notes are secured by a pledge of shares of Common Stock pursuant to a pledge and security agreement (the "Pledge Agreement").

The Note Purchase Agreement also provides that SBI will receive three-year warrants to purchase 500,000 shares of Common Stock upon closing, at an exercise price equal to 125% of the closing price of the Common Stock as to 250,000 shares subject to the warrant, and at an exercise price of 150% of the closing price as to the other 250,000 shares.

The Note Purchase Agreement contains customary representations, warranties and agreements of the Company and SBI and indemnification rights of the parties. The Note Purchase Agreement also provides for certain limitations and conditions to future sale transactions. If the Company enters into variable rate transactions from the earlier of 18 months from the effectiveness of the registration statement or the date SBI invests $2,000,000 in the Company, the Company must pay $100,000 in cash to SBI (the "Moratorium Period"). For three months after the Moratorium Period, SBI has a right of first refusal if the Company offers, sells, transfers or disposes of any securities convertible into common stock.

Notes

On December 2, 2015, the Company issued a Note in the principal amount of $240,350 to SBI. The Note matures on December 1, 2016 and bears interest at a rate of 10% per annum to be paid quarterly on March 2, 2016, June 2, 2016, September 2, 2016 and December 1, 2016. If interest is not paid when due, the Note will accrue interest at a default rate of 22%.

After an event of default, as such events are described in the Note, SBI may convert the outstanding principal under the Note into common stock, provided that such conversion would not result in the beneficial ownership by SBI and its affiliates exceeding 4.99% of the then outstanding shares of the common stock, except with 61 days prior notice at the SBI's election. Upon an event of default, the conversion price of $0.12 per share will be adjusted to a conversion price equal to a 30% discount to the average of the lowest three volume weighted average trading prices of the common stock during the three trading days prior to conversion. The conversion price is also subject to adjustment in the event of a public announcement of a major corporate action such as a merger, consolidation, sale of transfer of assets or tender or takeover offer.

Failure of the Company to timely deliver shares to SBI upon conversion will result in a payment to SBI of $2,000 in cash, per day, or at SBI's option, such amount may be added to the principal amount of the Note.

The occurrence of certain corporate events, including the sale of substantially all assets, change in 50% of the voting power, a consolidation, merger or other business combination are deemed a default event.

Failure to pay principal and interest at maturity will require the payment of a default premium of 150%. The Note contains other default events.

Upon a distribution by the Company, SBI is entitled to receive the amount of assets which would have been payable had the Note been fully converted prior to the record date for the distribution.

If the Company issues common stock or rights or options to purchase common stock at a price per share or exercise or conversion price less than the conversion price of the Note the conversion price of the Note will be so reduced. SBI also has certain purchase rights as to future securities offering on a pro rata basis with the holders of the Company's common stock.

The Company agreed to restrict SBI's ability to convert the Note and receive shares of the Company if the number of shares of common stock beneficially held by SBI in the aggregate after such conversion exceeds 4.99% of the then outstanding shares of common stock.

The Company has the right to prepay the Note with a premium of up to 130% of all amounts owed to SBI depending upon when the prepayment is effectuated.

So long as the Company has obligations under the Note, it is subject to certain restrictions concerning stock dividends, distributions or repurchases, borrowings, sale of assets, and advances and loans.

Warrants

The Company issued to SBI two three-year warrants, each dated December 2, 2015, to purchase 250,000 shares of common stock. One warrant has an exercise price of $0.285 and the other warrant has an exercise price of $0.2375. Otherwise the terms of the warrants are the same.

The warrants may be exercised on a cashless basis at any time there is no effective registration statement or current prospectus for the resale of the shares issuable under the warrants (the "Warrant Shares") as determined by the VWAP of the common Stock on the date immediately preceding the notice of exercise.

Failure of the Company to timely deliver Warrant Shares to SBI upon exercise of the warrants will result in a payment to SBI of $10 per trading day for the first five day days and $20 per trading day thereafter for each $1,000 exercised and not timely delivered. In addition, the Company is required to make a cash payment to SBI if SBI suffers a loss due to the failure of the Company to deliver Warrant Shares within 14 days of an exercise notice from SBI.

The Company may not issue Warrant Shares and SBI may not exercise the warrants if the number of shares of Common Stock beneficially held by SBI and its affiliates in the aggregate after such exercise exceeds 4.99% of the then outstanding shares of common stock. Furthermore, the Company may not, without stockholder approval, issue Warrant Shares if when aggregated with other shares of common stock issuable under the Purchase Agreement, Note Purchase Agreement and Notes would result in excess of 19.99% then outstanding shares of common stock.

The Warrant will be adjusted in the event of stock splits or dividends, and SBI will be entitled to certain purchase rights in subsequent rights offerings or distributions.

If the Company transfers all or substantially all of its assets, effectuates a recapitalization, capital reorganization or other exchange of shares (other than a stock split or dividend) or a sells, exchanges or tenders 50% of its outstanding common stock, SBI may exercise the warrants into the kind and number of shares or other securities or property receivable upon such transaction based upon the number of shares of common stock that could have been purchased upon the exercise of the warrant at the exercise price in effect immediately prior to such transaction.

Pursuant to the above transaction documents, the Company is required to reserve sufficient number of shares of common Stock to issue Draw Down Shares, Warrant Shares and in the case of the Notes, five times the number of shares issuable upon the full conversion of the Notes.

Pursuant to the terms of the Pledge Agreement, the Company pledged 12,291,667 shares of its common stock as collateral for its obligations to SBI.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2014 and 2015, which includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must raise additional capital to begin to generate revenue from our three product lines, so that we can fund our operations from our sales and licensing. If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended December 31,
	2015	2014	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	803,426	1,056,621	(253,195)	(24)%
Consulting	867,356	8,436,442	(7,569,086)	(90)%
Professional fees	614,935	946,273	(331,338)	(35)%
Research and development	824,711	1,518,807	(694,096)	(46)%
General and administrative	1,939,230	11,602,139	(9,662,909)	(83)%
Total operating expenses	5,049,658	23,560,282	(18,510,624)	(79)%

Other income and (expense)	(1,889,832)	(14,966)	(1,874,866)	12,528%

Net loss	(6,939,490)	(23,575,248)	16,635,758	(71)%

Less: Noncontrolling interest	(16,390)	(12,269)	(4,121)	34%

Net loss to CoolTech shareholders	$(6,923,100)	$(23,562,979)	$16,639,879	(71)%

Revenues

During the years ended December 31, 2015 and 2014, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of Cool Technologies.

Operating Expenses

Operating expenses decreased during the year ended December 31, 2015 compared to December 31, 2014, due primarily to lower equity-based payments to consultants and management, which accounts for $16,402,498 of the decrease. The remaining decrease was due primarily to managing expenses, in particular travel costs.

Other Income and Expense

Interest expense in 2015 relates primarily to our debt, while in 2014 it related to interest on unpaid invoices for services. The change in fair value of derivative liability reflects the change in fair value of the warrants and conversion features embedded in the convertible debt agreements entered into in September and December 2015. The legal settlement expense in 2015 represents the difference between the value of the original warrants and the replacement warrants issued to Spirit Bear Ltd. ("Spirit Bear") under the First Amendment to Settlement Agreement with Spirit Bear.

Net Loss and Noncontrolling Interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At December 31, 2015, we had cash and cash equivalents of $10,882.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,252,314 and $1,244,784, at December 31, 2015 and 2014, respectively. The decrease in working capital was due to an increase in accounts payable and amounts due to related parties.

September 2015 Convertible Note -- In September 2015, we entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. We borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 as of December 31, 2015. At the holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet.

December 2015 Convertible Note -- In December 2015, we entered into a convertible note agreement, bearing interest payable quarterly at 10%, with principal due December 1, 2016. We received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender's legal counsel. As of December 31, 2015, the amount due under the convertible note agreement was $240,350, with $40,350 recorded as debt discount. We have the option to borrow another $50,000 with a face amount of $54,650. At the holder's option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. We also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. We determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet. The convertible note has prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. We placed 12,291,667 shares of our common stock in escrow as collateral for this agreement.

We executed an agreement on February 19, 2014, with Lincoln Park Capital Fund, LLC ("Lincoln Park"), which gave us the right to sell to Lincoln Park up to $10,000,000 in shares of our common stock, subject to certain limitations, over a 36 month period, under a registration statement with respect to 4,671,785 shares of our common stock, which was declared effective by the SEC on July 3, 2014. The credit facility with Lincoln Park was mutually terminated as of April 23, 2015.

Separate from the above agreement, in April 2015, we entered into a subscription agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase 555,556 shares of common stock and five year warrants to purchase 555,556 shares of common stock, for cash proceeds of $225,000 at an exercise price of $0.60 per share, net of $25,000 retained by Lincoln Park for expenses. The warrants contain a cashless exercise provision.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2015	2014
Net cash used in operating activities	$(2,240,049)	$(4,334,071)
Net cash used in investing activities	(18,634)	(68,603)
Net cash provided by financing activities	2,097,694	4,096,996

Net cash used in operating activities decreased primarily due to managing expenses, in particular travel costs. Our investing activity relates to the development of patents, which has remained steady since inception, and the purchase of test vehicles. Net cash provided by financing activities decreased due to fewer sales of our common stock, which was partially offset by debt borrowings.

The Company's capital requirements for the next 12 months will consist of $6 million with anticipated expenses of $1.5 million for salaries, public company filings, and consultants and professional fees.

Management believes the Company's funds are insufficient to provide for its projected needs for operations for the next 12 months. The Company is currently negotiating additional funding to support product development or for other purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Actual results may differ from these estimates.

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

Derivative financial instruments

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

When we issue warrants to purchase our common stock, we must evaluate whether they meet the requirements to be treated as a derivative.  Generally, warrants would be treated as a derivative if the provisions of the warrant agreement create uncertainty as to a) the number of shares to be issued upon exercise; or b) whether shares may be issued upon exercise.

If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, we estimate the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the condensed consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheet as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

We recognize expense for fully-vested warrants at the time they are granted. For awards with service or performance conditions, we generally recognize expense when the service is complete; however, there may be circumstances in which we determine that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so we determine the fair value of common stock grants based on the price of the common stock on the measurement date, and the fair value of common stock warrants using the Black-Scholes option-pricing model ("Black-Scholes"). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

We issue two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. We recognize expense for fully-vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. We recognize expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model ("Lattice Model") over the estimated life of the options used in the Lattice Model. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. In the event we modify the terms of a nonvested share-based payment award, we would incur additional expense for the excess of the fair value of the modified share-based payment award over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. We have significant net operating loss carryforwards, for which we have established a valuation allowance. If our estimate of the amount of such deferred tax assets change, we may recognize a benefit in the future. UPT is a limited liability company ("LLC"), which is treated as a partnership for income tax purposes, where all tax obligations flow through to the owners of the LLC during the period in which income taxes were incurred.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

To the Board of Directors

Cool Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cool Technologies, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $38,699,245 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

March 30, 2016

Cool Technologies, Inc. and subsidiary

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$10,882	$171,871
Prepaid expenses	95,175	57,018
Total current assets	106,057	228,889
Intangibles	153,434	139,800
Equipment, net	97,600	118,453
Total assets	$357,091	$487,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,278,307	$529,736
Accrued liabilities – related party	591,870	489,535
Customer deposits – related party	400,000	400,000
Accrued payroll	33,737	14,167
Debt, current portion	697,903	40,235
Derivative liability	356,554	--
Total current liabilities	3,358,371	1,473,673

Debt, long-term portion	77,803	77,076
Total liabilities	$3,436,174	$1,550,749

Commitments and contingencies (Note 6)	--	--

Stockholders' (deficit) equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 136 and 140 shares issued and outstanding at December 31, 2015 and 2014, respectively	--	--
Common stock, $.001 par value; 140,000,000 shares authorized; 66,600,367 and 61,439,134 shares issued and outstanding at December 31, 2015 and 2014, respectively	65,929	60,767
Additional paid-in capital	36,038,551	30,864,669
Common stock issuable	180,900	435,930
Common stock held in escrow	8,441	8,441
Accumulated deficit	(39,344,245)	(32,421,145)
Total Cool Technologies (deficit) equity	(3,050,424)	(1,051,338)
Noncontrolling interest in subsidiary	(28,659)	(12,269)
Total stockholders' (deficit) equity	(3,079,083)	(1,063,607)

Total liabilities and stockholders' (deficit) equity	$357,091	$487,142

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	803,426	1,056,621
Consulting	867,356	8,436,442
Professional fees	614,935	946,273
Research and development	824,711	1,518,807
General and administrative	1,939,230	11,602,139
Total operating expenses	5,049,658	23,560,282

Operating loss	(5,049,658)	(23,560,282)

Other income and (expense)
Interest expense, net	(75,145)	(14,966)
Change in fair value of derivative liability	(50,237)	--
Legal settlement – replacement warrants	(1,764,450)	--

Net loss	(6,939,490)	(23,575,248)
Less: Noncontrolling interest in net loss	(16,390)	(12,269)

Net loss to Cool Technologies shareholders	$(6,923,100)	$(23,562,979)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	64,586,781	56,742,881

See accompanying notes to consolidated financial statements

Cool Technologies, Inc. and subsidiary

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
December 31, 2013	199	$--	48,700,929	$48,702	$8,840,840	$--	$8,441	$(8,858,166)	$--	$39,817

Sale of common stock	--	--	7,707,815	7,707	3,708,945	401,130	--	--	--	4,117,782
Common stock for services	--	--	505,000	505	596,245	34,800	--	--	--	631,550
Equity issuance costs	--	--	671,785	--	--	--	--	--	--	--
Cashless warrant exercises	--	--	933,605	933	(933)	--	--	--	--	--
Conversion of preferred stock to common stock	(59)	--	2,950,000	2,950	(2,950)	--	--	--	--	--
Warrants issued for services	--	--	--	--	7,469,492	--	--	--	--	7,469,492
Employee stock options	--	--	--	--	10,271,000	--	--	--	--	10,271,000
Cancellation of share issuance	--	--	(30,000)	(30)	(17,970)	--	--	--	--	(18,000)
Net loss	--	--	--	--	--	--	--	(23,575,248)	--	(23,575,248)
Noncontrolling interest	--	--	--	--	--	--	--	12,269	(12,269)	--
December 31, 2014	140	--	61,439,134	$60,767	$30,864,669	$435,930	$8,441	$(32,421,145)	$(12,269)	$(1,063,607)

Sale of common stock	--	--	2,809,251	2,810	1,082,190	105,020	--	--	--	1,190,020
Issuance of common stock issuable	--	--	753,001	753	410,197	(410,950)	--	--	--	--
Cashless warrant exercises	--	--	288,968	289	(289)	--	--	--	--	--
Conversion of preferred stock to common stock	(4)	--	200,000	200	(200)	--	--	--	--	--
Stock issued for services	--	--	1,110,013	1,110	550,497	50,900	--	--	--	602,507
Warrants issued for services	--	--	--	--	59,037	--	--	--	--	59,037
Employee stock options	--	--	--	--	1,308,000	--	--	--	--	1,308,000
Replacement warrants – legal settlement	--	--	--	--	1,764,450	--	--	--	--	1,764,450
Net loss	--	--	--	--	--	--	--	(6,939,490)	--	(6,939,490)
Noncontrolling interest	--	--	--	--	--	--	--	16,390	(16,390)	--
December 31, 2015	136	--	66,600,367	$65,929	$36,038,551	$180,900	$8,441	$(39,344,245)	$(28,659)	$(3,079,083)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc. and subsidiary

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014
Operating Activities:
Net loss	$(6,939,490)	$(23,575,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	602,507	631,550
Warrants issued for services	59,037	7,469,492
Legal settlement – replacement warrants	1,764,450	--
Change in fair value of derivative liability	50,237	--
Amortization of debt discount	57,038
Employee stock options	1,308,000	10,271,000
Depreciation expense	25,853	6,234
Changes in operating assets and liabilities:
Prepaid expenses	(38,157)	(57,018)
Accounts payable	748,571	299,209
Accrued liabilities – related party	102,335	216,971
Customer deposits – related party	--	400,000
Accrued payroll liabilities	19,570	3,739
Net cash used in operating activities	(2,240,049)	(4,334,071)

Investing Activities:
Expenditure for Intangible assets	(13,634)	(41,103)
Expenditure for Equipment	(5,000)	(27,500)
Net cash used in investing activities	(18,634)	(68,603)

Financing Activities:
Proceeds from sale of common stock, net	1,190,020	4,099,782
Proceeds from debt	925,000	--
Payments on debt	(17,326)	(2,786)
Net cash provided by financing activities	2,097,694	4,096,996

Net change in cash	(160,989)	(305,678)

Cash, beginning of period	171,871	477,549

Cash, end of period	$10,882	$171,871

Cash paid for:
Interest	$5,458	$979
Income taxes		--

Non-cash transactions:
Derivative liability offset by debt discount	$305,667	$--
Reduction of stock issuable by issuing stock	410,950	--
Purchase of equipment with debt	--	97,187

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (we, us, our, the "Company" or "Cool Technologies") was incorporated in the State of Nevada in July 2002. In April 2014, we formed Ultimate Power Truck, LLC ("Ultimate Power Truck" or "UPT"), of which we own 95% and a shareholder of Cool Technologies owns 5%. We were formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV, Inc. On August 20, 2015, we changed our name to Cool Technologies, Inc.

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

Our technologies are divided into three distinct but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist. As of December 31, 2015, we have five US patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Cool Technologies and UPT. Intercompany accounts and transactions have been eliminated. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $39,344,245 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Annual Report on Form 10-K, management is negotiating additional funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system; and to license a plug-in hybrid conversion system for heavy duty trucks, tractor trailers and buses. There can be no assurance, however, that we will be successful in accomplishing these objectives.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. We have not recorded any impairment expense on our long-lived assets as of December 31, 2015.

Accrued liabilities – related party

These represents amount due to management and their affiliates for services performed.

Debt – original issue discount

When we issue notes payable with a face value higher than the proceeds we receive, we record the difference as a debt discount and amortize it through interest expense over the life of the underlying note payable.

Derivative financial instruments

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

When we issue warrants to purchase our common stock, we must evaluate whether they meet the requirements to be treated as a derivative. Generally, warrants would be treated as a derivative if the provisions of the warrant agreement create uncertainty as to a) the number of shares to be issued upon exercise; or b) whether shares may be issued upon exercise.

If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, we estimate the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the condensed consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheet as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Nonemployees – We may enter into agreements with nonemployees to make share-based payments in return for services. These payments may be made in the form of common stock or common stock warrants. We recognize expense for fully-vested warrants at the time they are granted. For awards with service or performance conditions, we generally recognize expense over the service period or when the performance condition is met; however, there may be circumstances in which we determine that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so we determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete), and the fair value of common stock warrants using the Black-Scholes option-pricing model ("Black-Scholes"). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

Employees – We issue two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. We recognize expense for fully-vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. We recognize expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model ("Lattice Model") over the estimated life of the options used in the Lattice Model. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

Modification of share-based payment awards – In the event we modify the terms of a nonvested share-based payment award, we would incur additional expense for the excess of the fair value of the modified share-based payment award, measured at the date of modification, over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

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

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2015 and 2014, determined that there were no material uncertain tax positions.

UPT is a limited liability company ("LLC"), which is treated as a partnership for income tax purposes, where all tax obligations flow through to the owners of the LLC during the period in which income taxes were incurred.

Fair value of financial instruments

Our financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of our debt approximates fair value, because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us. Our derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

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

Reportable segments

We have identified our operating segments, our chief operating decision maker ("CODM"), and the discrete financial information reviewed by the CODM. After evaluating this information, we have determined that we have one reportable segment.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 "Leases (Topic 842)" – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-17"Income Taxes (Topic 740)" – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet. Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-16 "Business Combinations (Topic 805)," or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory," or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

FASB ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost," or ASU 2015-03 - In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

FASB ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis," or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015 and we are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 "Revenue Recognition." This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2015	2014
Test vehicles	$124,687	$124,687
Other	5,000	--
	129,687	124,687
Less: accumulated depreciation	(32,087)	(6,234)
	$97,600	$118,453

Depreciation expense for the years ended December 31, 2015 and 2014, was $25,853 and $6,234, respectively.

Note 3 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2015	2014
Notes payable -- original issue discount	$400,000	$--
Convertible notes payable	365,350
Test vehicle financing	77,075	99,401
Note payable – related party	22,910	22,910
Note payable – UPT minority owner	250,000	--
	1,115,335	117,311
Debt discount	(339,629)	--
	775,706	117,311
Less: current portion	697,903	40,235
	$77,803	$77,076

Notes payable – original issue discount

In October 2015, we received $350,000 under two notes payable with an original issue discount of $50,000, in lieu of interest. The $400,000 principal balance is payable in full on March 31, 2016. In the event of default, the interest rate will be 18% per annum.

Convertible notes payable

September 2015 Convertible Note -- In September 2015, we entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. We borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 as of December 31, 2015. At the holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet.

December 2015 Convertible Note -- In December 2015, we entered into a convertible note agreement, bearing interest payable quarterly at 10%, with principal due December 1, 2016. We received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender's legal counsel. As of December 31, 2015, the amount due under the convertible note agreement was $240,350, with $40,350 recorded as debt discount. We have the option to borrow another $48,800 with a face amount of $54,650. At the holder's option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. We also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. We determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet. The convertible note has prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. We placed 12,291,667 shares of our common stock in escrow as collateral for this agreement. In January 2016, we borrowed the remaining $48,800 with a face amount of $54,650.

Test Vehicle Financing

In October 2014, we entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Note payable – related party

This note is non-interest bearing and is due on demand, payable to the Secretary of Cool Technologies.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2016	$931,671
2017	144,564
2018	20,789
2019	18,311
$1,115,335

Note 5 – Derivative Liability

Under the terms of the September 2015 Convertible Note and the December 2015 Convertible Note, we identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation date:

	September 15, 2015	November 12, 2015	December 2, 2015	December 31, 2015
Volatility	112%	111%	103%	102%
Risk-free interest rate	0.8%	0.8%	1.2%	0.5 – 1.2%
Expected life (years)	2.0	1.8	1.0 – 3.0	0.9 – 2.9
Dividend yield	--	--	--	--

Changes in the derivative liability were as follows:

	Amount	Shares(1)
December 31, 2014	$--	--
Fair value of derivative upon issuance:
September 2015 Convertible Note – September borrowing	75,750	633,690
September 2015 Convertible Note – November borrowing	45,479	422,460
December 2015 Convertible Note – conversion feature	43,713	500,000
December 2015 Convertible note - warrants	141.475	2,030,765
	306,317	3,586,915
Change in fair value at December 31, 2015	50,237
December 31, 2015	$356,554

______________

(1) Estimated number of shares issuable if the conversion feature or warrants were exercised as of December 31, 2015.

Note 6 – Commitments and Contingencies

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

On August 28, 2015, the parties filed a Stipulation to dismiss the direct claims of the Company against Spirit Bear and of Spirit Bear against the Company in the Nevada Lawsuit. By Order dated September 1, 2015 and filed September 2, 2015, the Court ordered dismissal of all direct claims in the Nevada Lawsuit.

Additionally, on February 20, 2015, the Court issued its preliminary approval to the derivative action settlement agreement (the "DASA") which would lead to the ultimate dismissal of the derivative suit also filed by Spirit Bear in the same action. The Court scheduled a fairness hearing for November 20, 2015 to consider giving its final approval to the DASA. No shareholder filed any objections to the DASA by April 30, 2015 which was the deadline established by the Court for filing objections. However, on October 22, 2015, Peak Finance, LLC filed a Motion to Intervene in the action seeking, among other things, approval to file a new derivative Complaint in this matter. The Company opposed this Motion.

At the November 20, 2015 fairness hearing, the Court denied Peak Finance's Motion to Intervene. However, the Court did allow Peak Finance to formally argue its objections to the DASA. The Court ordered additional briefing on certain issues which has now been completed. The Court has ordered another hearing to consider the DASA on April 1, 2016.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 7 – Equity

Preferred stock

Spirit Bear, a related party, holds all of our preferred stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common stock

On August 19, 2015, the stockholders voted to increase the number of authorized shares of common stock from 100,000,000 shares to 140,000,000 shares.

Common stock issuable on the consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of December 31, 2015 and 2014, the number of shares of common stock to be issued was 701,018 and 798,419 shares, respectively.

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

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of December 31, 2015, and changes during the year then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	12,901,955	$0.56
Granted	6,612,810	0.58
Exercised	(400,000)	0.35
Outstanding, December 31, 2014	19,114,765	0.56
Granted	10,446,539	0.35
Exercised	(1,084,597)	0.35
Forfeited or expired	(7,750,000)	0.49
Outstanding, December 31, 2015	20,726,707	0.49	1.9	$1,080
Exercisable, December 31, 2015	20,726,707	0.49	1.9	$1,080

Included in the above amounts are the warrants that were cancelled and reissued, resulting in legal settlement expense of $1,764,450.

Note 8 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2015	2014
Nonemployee common stock	$602,507	$631,550
Nonemployee warrants – fully vested upon issuance	6,981	7,204,573
Nonemployee warrants – service and performance conditions	52,056	264,919
Employee stock options – fully vested upon grant	--	7,950,000
Employee stock options – market price-based	1,308,000	2,321,000
Legal settlement – replacement warrants	1,764,450	--
Total share-based expense charged against income	$3,733,994	$18,372,042

Impact on net loss per common share:
Basic and diluted	$(0.06)	$(0.32)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of December 31, 2015 and 2014, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued. The fair value of these unearned shares of common stock was $117,000 as of December 31, 2015.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. We recognized expense of $61,200 and $91,800, respectively, during the years ended December 31, 2015 and 2014.

Financial advisory agreements

During the quarter ended June 30, 2015, we entered into separate agreements with three companies, which subsequently became shareholders, to provide financial advisory services, including developing, studying and evaluating a financing plan, strategic and financial alternatives, and merger and acquisition proposals. Under the terms of the agreements, we agreed to issue an aggregate of 333,332 shares of common stock each month through June 2016, as services were delivered, for a total of 5,000,000 shares over the term of the agreements. These agreements may be canceled by either party with a 30 day notice. During the three months ended June 30, 2015, we recorded expense at fair value of $510,007 for the issuance of 1,000,013 shares. If the services are provided and the agreements are not canceled, an additional 3,999,987 shares remain to be issued. At management's request no further services have been provided, and no stock was earned or issued under these agreements after June 30, 2015.

Other

During the years ended December 31, 2015 and 2014, we issued or accrued an additional 175,000 and 445,000 shares of common stock in exchange for services, with a fair value of $31,300 and $539,750, respectively.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	2,203,374	$0.69
Granted	7,266,666	0.74
Exercised	(781,805)	0.31
Forfeited or expired	(200,000)	0.31
Outstanding, December 31, 2014	8,488,235	0.69
Granted	94,333	0.48
Forfeited or expired	(918,000)	0.19
Outstanding, December 31, 2015	7,664,568	0.72	2.2	$--
Exercisable, December 31, 2015	7,664,568	0.72	2.2	$--

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

Year ended December 31,
	2015	2014
Volatility	121 -- 173%	208 – 330%
Risk-free interest rate	1.4 – 1.6%	0.6 -- 1.7%
Expected life (years)	3.0 – 4.0	2.5 -- 5.0
Dividend yield	--	--

The total intrinsic value of fully-vested common stock warrants exercised during the year ended December 31, 2014, was $1,059,248. None were exercised in 2015.

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
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of December 31, 2015, we did not conclude that meeting the performance conditions was probable, so no expense was recognized and no common stock warrants vested. During the years ended December 31, 2015 and 2014, respectively, 240,000 and 120,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $52,056 and $64,540. As of December 31, 2015, the fair value of the 2,240,000 unvested common stock warrants, which is also the estimated unrecognized expense, was $119,019. We cannot estimate the period over which the expense for the performance awards will be recognized, if at all. The remaining service award expense will be recognized quarterly over a period of 1.5 years.

Financing advisory services

In March, 2014, we entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. As of December 31, 2014, we deemed it probable that the vesting conditions will be met. Accordingly, during the year ended December 31, 2014, we recognized expense of $200,379. When the warrants vested in March 2015, the fair value was $179,964. The change in fair value between December 31, 2014 and March 2015, of $20,415 was recognized as a reduction of expense in 2015. The grant date fair value of these warrants was $352,000.

Summary

The following summarizes the activity for warrants that have performance and service conditions. There were no grants in 2015.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	--
Granted	3,000,000	$1.20
Outstanding, December 31, 2014 and 2015	3,000,000	$1.20	1.9	$--
Exercisable, December 31, 2015	760,000	$1.79	2.9	$--

The following summarizes of the status of our nonvested common stock warrants with performance and service conditions as of December 31, 2015, and changes during the year then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Nonvested, December 31, 2014	2,880,000	$0.98
Vested	(640,000)	0.92
Nonvested, December 31, 2015	2,240,000	$0.99

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions:

Year ended December 31,
	2015	2014
Volatility	102 – 184%	208 -- 322%
Risk-free interest rate	0.9 – 1.4%	1.1 -- 1.7%
Expected life (years)	3.0 – 5.0	3.0 – 5.0
Dividend yield	--	--

Legal settlement – Replacement warrants

Under the First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear, we agreed to issue replacement warrants for certain previously-issued warrants. The 7,000,000 previously-issued warrants were issued in 2012, had exercise prices ranging from $0.35 to $0.75 per warrant, and expiration dates from April 2015 to April 2017. All of the replacement warrants have an exercise price of $0.25, while 6,000,000 expire in January 2017 and 1,000,000 expired in December 2015.

When a replacement equity instrument is issued, expense is recorded if the fair value of the new instruments is greater than the fair value of the original instruments. We recorded expense of $1,764,450 associated with the replacement warrants. The following summarizes the Black-Scholes assumptions used to estimate the fair value of the previously-issued warrants and the replacement warrants:

	Previously- issued	Replacement
Volatility	81 -- 125%	81 -- 125%
Risk-free interest rate	0.3 – 0.6%	0.1 – 0.5%
Expected life (years)	1.0 – 2.0	0.6 – 1.8
Dividend yield	--	--

Employee stock options – Fully-vested upon grant

We granted stock options to certain members of management in 2014 that were fully-vested at the date of grant. There were no grants in 2015. The following is a summary of fully-vested stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	--
Stock options granted	5,000,000	$2.00
Outstanding, December 31, 2015 and 2014	5,000,000	2.00		$--
Exercisable, December 31, 2015	5,000,000	$2.00		$--

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested stock option grants:

Year ended December 31, 2014
Volatility	325%
Risk-free interest rate	2.7%
Expected stock option life (years)	10
Dividend yield	--

We recognized expense at a fair value of $7,950,000 in the years ended December 31, 2014, for fully-vested stock option grants.

Employee stock options – Market price-based grants

We granted stock options in 2012 to a member of management that vest upon the achievement of certain stock prices for 20 days, as follows:

Market Price	Number of Options
$1.50	1,000,000
1.75	1,000,000
2.00	1,000,000
2.25	1,000,000
2.50	1,000,000
5,000,000

1,000,000 options vested in 2014 and remain exercisable as of December 31, 2015. We are recognizing the grant date fair value of $7,883,000 ratably through March 2019.

The following summarizes the lattice-based assumptions used to estimate the fair value of market price-based stock options:

Year ended December 31, 2014
Volatility	300%
Risk-free interest rate	1.7%
Expected stock option life (years)	5.0
Dividend yield	--

As of December 31, 2015, there was $4,254,000 of total unrecognized cost related to nonvested market price-based stock options, which will be recognized over 3.5 years.

Note 9 – Income Taxes

The components of our deferred tax asset are as follows:

	December 31,
	2015	2014
Net operating loss carryforwards	$7,582,195	$6,189,094
Equity-based instruments	8,946,178	7,727,432
Accrued liabilities	85,329	106,556
Valuation allowance	(16,613,702)	(14,023,082)
Deferred tax asset	$--	$--

Our net operating loss carryforwards expire after 20 years, beginning in 2032.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2015	2014
Income tax benefit at statutory rate	$(2,353,853)	$(8,015,585)
State income tax, net of Federal benefit	(251,309)	(855,782)
Meals and entertainment	14,542	16,984
Increase in valuation allowance	2,590,620	8,854,383
Income tax benefit	$--	$--

We had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We have not accrued any interest or penalties associated with income taxes. We file income tax returns in the United States federal jurisdiction. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2009. No tax returns are currently under examination by any tax authorities.

Note 10 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2015	2014
Net loss available for stockholders	$(6,923,100)	$(23,562,979)
Weighted average outstanding shares of common stock	64,586,781	56,742,881
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	64,586,781	56,742,881

Net loss per share – Basic and diluted	$(0.11)	$(0.42)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2015	2014
Stock options	10,000,000	10,000,000
Common stock warrants	29,651,275	29,518,403
Common stock issuable	701,018	729,328
Common stock issuable – warrants	226,191	729,328
Convertible notes	3,586,915	--
Convertible preferred stock	6,800,000	7,000,000
Total	50,965,399	47,977,059
Total exercisable at December 31	46,038,190	34,097,059

Note 11 – Subsequent Events

In January 2016, we received the remaining $48,800 under the December 2015 Convertible Note, which has an additional debt discount of $5,850.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management does not expect that its internal controls over financial reporting will prevent all error and all fraud. Control systems, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)Management's Annual Report on Internal Control over Financial Reporting

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

Because we have only five officers and limited personnel, the Company's internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the five officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company's internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	54	Chairman and Chief Executive Officer and Director
Quentin Ponder	86	Vice Chairman Chief Financial Officer and Director
Judson Bibb	59	Vice President, Secretary and Director
Theodore Banzhaf	51	President
Mark Hodowanec	51	Chief Technical Officer
Christopher McKee	47	Director
Richard "Dick" Schul	69	Director
Donald Bowman	47	Director
Daniel Ustian	65	Director

Our directors are elected for a term of one year and serve such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees at this time.

BACKGROUND INFORMATION

The following summarizes the occupational and business experience of our officers and directors.

Timothy Hassett is a co-founder of the Company and has been its Chairman since its inception and Chief Executive Officer since April 5, 2012. Mr. Hassett began his career as a marketing and business manager, for Rockwell Automation Incorporated's Motor Special Products division from 1990 to 1995, where he launched new product platforms and developed and implemented global distribution initiatives and channels. Mr. Hassett worked at General Electric from January 1996 to February 1998, as a general manager of Distribution Services in the Industrial Systems Division and from February 1998 to March 2000, in the Electric Motors Unit of the Industrial Systems Division where he restructured the unit, consolidated product lines and grew the business. From March 2000 to August 2003, he served as President of Hawk Motors and Rotors, a division of Hawk Corporation, a brake manufacturer, where he restructured the company. From August 2003 to October 2005, Mr. HassettasHH served as Vice President and General Manager of Wavecrest Laboratories, a propulsion systems and controls start-up, where he led the development and launch of four new product platforms. From June 2006 to October 2010, Mr. Hassett served as President and Managing Director of LEMO USA, a Swiss-based connector company, where he restructured the company, helped contain costs and improved operating margins and business. From December 2010 to October 2011, Mr. Hassett served as President of Cavometrix, a connector company serving the medical, energy and alternative energy industries. Mr. Hassett has a BS in Mechanical Engineering from Cleveland State University and a BS in Physics from Youngstown State University. Mr. Hassett's patents and patents pending and his extensive experience and professional contacts in the electric motor industry led to the decision to appoint him to the Board.

Quentin Ponder has served as President from October 20, 2011 until April 5, 2012, Secretary from October 20, 2011 until November 11, 2011 and Treasurer of the Company since October 20, 2011. On April 5, 2012, Mr. Ponder was appointed Chief Financial Officer and Vice Chairman. Mr. Ponder is a seasoned executive with over 40 years of management experience. From November 1962 to July 1967, Mr. Ponder served as Senior Manufacturing Engineer at General Electric where he worked in the development of a flow manufacturing system. From July 1980 to June 1985, he was President of Franklin Electric, Inc., an electric motor company, where he restructured the company which became a global leader in submersible motors for water wells. From July 1985 to March 1990, Mr. Ponder was President of Baldor Electric, Inc., an electric motor company, where he restructured the company. From April 1990 to May 1997, Mr. Ponder worked for Lincoln Electric, Inc., as a consultant. From May 1990 to the present, Mr. Ponder has worked as an independent management consultant. Mr. Ponder serves as a director and is a 33.3% owner of Reliable Electric Motor Company, Inc., an electric motor importer. Mr. Ponder is the sole owner and a director of Summit Management Consulting, Inc. and Capital Alternatives, Inc., a semi-trailer leasing company. Mr. Ponder earned a Ph.D. from Columbia University in general management, accounting, and economics. Mr. Ponder's extensive experience in the electric motor industry led to the decision to appoint him to the Board.

Judson W. Bibb has been a director of the Company since April 15, 2011. Mr. Bibb was appointed Secretary on November 11, 2011 and Vice President on April 5, 2012.Since 1983, Mr. Bibb has been a self-employed freelance multi-media producer. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. Over the past five years, he has worked as a writer and director for Image Alliance Inc., writing and producing segments for KPMG, T. Rowe Price, Agstar Financial Services, Briggs & Stratton, Caterpillar, Georgia-Pacific, Lowes, Celebrity Cruises, Alaska Air, Pepsico, Hewlett-Packard, Bayer, Caremark, Wellpoint and T-Mobile. Mr. Bibb graduated cum laude from the University of South Florida with a B.A. in mass communications-film. Mr. Bibb's broad background and wide variety of resources, including experience in marketing and public relations and business experience in automotive, trucking, electronics, retail, direct response and the Internet led to the decision to appoint him to the Board.

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

Chris McKee has been a director of the Company since August 19, 2015. Mr. McKee joined GTT Communications, Inc. ("GTT") (NYSE GTT) in 2008 and is GTT's General Counsel and EVP, Corporate Development and Corporate Secretary for the GTT Board. Mr. McKee is responsible for all of the company's corporate legal requirements, human resources and supplier management. Mr. McKee also oversees the development of strategic business opportunities for the company, including all merger and acquisition activities. Mr. McKee has over 20 years of broad legal experience in the telecommunications industry. Prior to joining GTT, he served as General Counsel for StarVox Communications where he was responsible for the company's legal department, mergers and acquisitions, employment law, litigation, and legal support for the sales teams. Mr. McKee also formerly served as Vice President and Assistant General Counsel for Covad Communications where he headed its Washington, DC office and directed its federal and state regulatory compliance and advocacy efforts. Mr. McKee previously worked for XO Communications, Net2000 Communications and was in private practice in Washington, DC as an associate at Dickstein Shapiro and Cooley LLP. Mr. McKee earned a law degree from Syracuse University and received his Bachelor of Arts from Colby College. Mr. McKee's background of supply chain, micro cap and small cap as well as his M&A background and his knowledge and experience of regulatory compliance and company legal structure led to the decision to appoint Mr. McKee to the board.

Richard J. "Dick" Schul has been a director of the Company since August 19, 2015. Since November 2013, Mr. Schul has been an independent management consultant providing management and strategic planning services to company executives. Mr. Schul started his career with Emerson Electric in St. Louis in 1981, where he held positions of increasing responsibility throughout, including marketing manager, director of marketing and vice president of marketing for Emerson Motors (a global leader in generator technology) through 1989. In 1990, Mr. Schul was named president of Alco Controls Division of Emerson in Maryland Heights. In 1997, Mr. Schul was named president of Emerson's Air Moving Motors Division. In 1998 Mr. Schul was named president of Specialty and Air Moving Motors and in 2000 was named group vice president of Emerson's Commercial Industrial Motors group. In 2004, Mr. Schul was named group vice president of Emerson Climate Technologies. Mr. Shul received the Richard Schultz award and the Distinguished Service Award (highest award given by the Air Conditioning, Heating, and Refrigeration Institute in November 2011. Mr. Schul retired from Emerson in November 2011 after 43 years in the HVACR industry. Mr. Schul continued to work part-time as a consultant for Emerson through 2013. Mr. Schul graduated from Indiana Institute of Technology with a BS in Mechanical Engineering in 1969 and an MBA from the University of Dayton in 1976. Mr. Schul's background in the motor and generator industries as well as his business relationships led to the decision to appoint Mr. Schul to the board.

Donald L. Bowman has been a director of the Company since August 19, 2015. Mr. Bowman has been Chief Executive Officer of BVU Authority (formerly known as Bristol Virginia Utilities) since November 2013. BVU Authority is a utility system that provides electric, water, wastewater and fiber optic telecommunication and information services to the City of Bristol and the surrounding area. From 2011 to November 2013, Mr. Bowman provided consulting services to the legal industry and various California businesses. Mr. Bowman served as Operations and Business Development Manager and consultant to the General Manager of Lemo USA Inc., kfrom 2006-2011. Prior thereto from 2004 to 2006, Mr. Bowman served as Vice President and General Counsel of WaveCrest Laboratories LLC, a technology company in Northern Virginia ("WaveCrest"). Prior to WaveCrest, Mr. Bowman served as Associate General Corporate Counsel of MeadWestvaco from 2001 to 2004. Mr. Bowman was an associate at the law firm of Dickstein Shapiro in Washington D.C. from 1999 to 2001. Mr. Bowman's has a Juris Doctorate from the University Of Virginia School Of Law (1998), a Master in Engineering Management from the Florida Institute of Technology (1993), a Master in Civil and Environmental Engineering from Old Dominion University (1992), and a Bachelor of Science in Civil Engineering with Highest Honors from Virginia Military Institute (1990). He is a licensed professional engineer in the state of Virginia. He has been a registered patent attorney with the U.S. Patent and Trademark Office for over fourteen years. Mr. Bowman served five years on active duty as an officer with the United States Navy and retired as Commander from the U.S. Naval Reserves in 2011. Mr. Bowman's business and legal background led to the decision to appoint Mr. Bowman to the board.

Daniel C. Ustian has been a director of the Company since August 19, 2015. Mr. Ustian served as the Chairman of the Board of Navistar International Corporation, a holding company of Navistar, Inc. from February 17, 2004 until August 2012 and its Chief Executive Officer since February 19, 2003 and President from April 2002 to August 2012. Mr. Ustian served as the Chief Operating Officer of Navistar, Inc. and Navistar International Corporation from April 2002 to February 2003. Prior to this, Mr. Ustian served as the President of the Engine Group of Navistar, Inc. from 1999 to 2002. He served as Group Vice President and General Manager of Engine & Foundry from 1990 to 1999. Mr. Ustian served as a Director of AGCO Corporation from March 17, 2011 to October 25, 2012. Mr. Ustian served as a Director of Monaco Coach Corp. from June 2003 to June 4, 2009. He is a Member of the Society of Automotive Engineers and the American Foundry Association and participates in the Electrical Council for the Economy. He was a Member of the Business Roundtable, Society of Automotive Engineers. Mr. Ustian holds a Bachelor's degree in Business Administration from DePaul University in 1972. Mr. Ustian's business experience led to the decision to appoint Mr. Ustian to the board.

Family relationships

There are no family relationships among any of our officers or directors.

Involvement in legal proceedings

Other than described above in "Legal Proceedings", there are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

Board of Advisors

The Company has a Board of Advisors which currently consists of eight members. Scott Van Dorn (appointed March 18, 2014), currently engineering director at Navistar Corporation, has more than 20 years of experience in global engineering and management in vehicles, engines electronics and design. Richard.Schul (appointed December 31, 2013) is a veteran of the motor/generator industry. The other members include: Bill Finley (appointed July 7, 2014), Chief Technology Officer of Siemens Industry Drive Technology; Dan Ustian (appointed September 10, 2014), a former chief executive officer of Navistar; Chris McKee (appointed June 1, 2014), executive vice president and general counsel of GTT; Roman Kuropas (appointed September 17, 2014), founder and CEO of Inverom Corporation; Andrew Scherr (appointed May 21, 2014), an investor, entrepreneur and strategic consultant; and Gurminder Bedi (appointed January 1, 2016), managing partner at Compass Acquisitions, LLC.

Upon the signing of an Advisory Board Agreement, the Company issues a non-qualified warrant to purchase 200,000 shares of the Company's common stock at an exercise price that has varied from $0.35 to $0.80 per share depending on the Company's current share price. The warrant shares vest immediately and have a 30 month lifetime.

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of our Code of Ethics is available on our web site at www.cooltechnologiesinc.com. We will provide a copy of our Code of Ethics free of charge to any person who requests a copy. Requests should be directed to the Secretary at Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637, or by telephone at (813) 975-7467.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2015, all reporting persons complied with all applicable Section 16(a) filing requirements except that Spirit Bear failed to timely file one Form 4 to report the cashless exercise of warrants and seven Form 4s to report the sale of common stock.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2015 and 2014 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2015 (each a "named executive officer").

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other ($)		Total ($)
Timothy Hassett	2015	210,000	(6)	--	--	--	15,433	(2)	225,433
CEO and Chairman	2014	210,000	(6)	150,000	--	1,590,000	1,500	(3)	1,951,500

Judson Bibb Vice President, Secretary and Director	2014	112,000		--	--	3,180,000	1,500	(3)	3,293,500

Theodore Banzhaf	2015	240,000		--	--	--	32,753	(4)	272,753
President	2014	235,000		78,000	--	3,911,000	14,617	(5)	4,238,617

Mark Hodowanec	2015	174,000		--	--	--	15,433	(2)	189,833

______________

(1)

Represents stock-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using either the Black-Scholes or lattice option pricing model as set forth in Note 7 to the Company's financial statements.

(2)	Represents health care insurance paid by the Company.

(3)	Represents a health care allowance paid by the Company.

(4)	Represents (i) automobile insurance of $3,664 and (ii) health insurance of $15,433 paid by the Company and (iii) $13,656 for Company car.

(5)	Represents (i) a $1,500 of health care allowance paid by the company and (ii) $13,117 for Company car.

(6)	Mr. Hassett was paid $162,000 with the balance of $48,000 being earned and accrued.

Employment Agreement

We entered into an employment agreement, dated March 5, 2014, with Timothy Hassett to serve as our Chief Executive Officer for an initial annual salary of $210,000, to be paid in equal monthly installments. If the Company is cash flow positive for three consecutive months, the monthly compensation will increase to $25,000 per month. If the Company maintains profitability for four consecutive quarters, the monthly compensation will increase to $30,000 per month. The Company also agreed to reimburse Mr. Hassett for his healthcare costs until the Company adopts a healthcare plan (As of June 15, 2014, the company contracted with United Healthcare to provide a healthcare plan for its employees. Consequently, the company is no longer reimbursing Mr. Hassett for his healthcare costs). If Mr. Hassett's employment is terminated without cause, he will be entitled to severance in the amount of two years' salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company's discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Hassett's behalf that may be triggered under the Internal Revenue Code as a result. Mr. Hassett will not compete with the Company during the term of the agreement.

We entered into an employment agreement, dated February 10, 2014, with Mark Hodowanec to serve as our Chief Technical Officer for an initial annual salary of $175,000, to be paid in equal monthly installments. Mr. Hodowanec's annual salary shall be increased to $210,000 upon commercialization of the 25/50 kW mobile generators; to $240,000 upon the Company generating $100,000 in revenues or $1,000,000 in new financing; to $300,000 upon the Company achieving profitability; and to $360,000 upon the Company maintaining profitability for four consecutive quarters. The Company also agreed to reimburse Mr. Hodowanec for his healthcare costs until the Company adopts a healthcare plan (As of June 15, 2014, the company contracted with United Healthcare to provide a healthcare plan for its employees. Consequently, the company is no longer reimbursing Mr. Hodowanec for his healthcare costs). If Mr. Hodowanec's employment is terminated without cause, he will be entitled to severance in the amount of two years' salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company's discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Hodowanec's behalf that may be triggered under the Internal Revenue Code as a result. Mr. Hodowanec will not compete with the Company during the term of the agreement.

We entered into an employment agreement, dated March 31, 2012, with Theodore Banzhaf to serve as our President, which was modified by a board resolution on February 20, 2013. Mr. Banzhaf's compensation will initially be $1 per month; $17,500 per month after raising $1.0 million; $20,000 per month subsequent to raising $3.5 million; $24,000 per month upon the Company achieving profitability; and $29,000 upon the Company maintaining profitability for four consecutive quarters. If Mr. Banzhaf's employment is terminated without cause, he will be entitled to severance equal to one month's salary for each three months of employment, but not less than six nor more than twelve months' salary. Subsequent to raising $3.5 million, Mr. Banzhaf will also be eligible for quarterly cash and equity bonuses, at the board of director's discretion. Mr. Banzhaf was granted an option to purchase 5,000,000 shares of the Company's common stock when the common stock trades at certain milestone prices or upon a change of control of the Company.

Consulting Agreements

We entered into a consulting agreement with Summit Management in April 2011 for services provided by Quentin Ponder to the Company for a consulting fee of $5,000 per month which fee was increased to $7,500 per month effective January 1, 2012. During 2012, Mr. Ponder agreed to forgo four months' payment under the consulting agreement due to the financial condition of the Company. Mr. Ponder was paid $7,500 per month from January 2013 through July 2013 and accrued $2,500 during those months (except for the first month in which he accrued $1,250); was paid $10,000 per month from August 2013 through April 2014; and was paid $12,000 per month from May 2014 through December 2015

We entered into a consulting agreement with Timothy Hassett in April 2011 pursuant to which he received $5,000 per month which consulting fee was increased to $10,000 per month effective January 1, 2012. During 2012, Mr. Hassett agreed to forgo four months' payment on the agreement due to the financial condition of the Company. Mr. Hassett was paid $10,000 per month from January 2013 through July 2013 and accrued $3,500 during those months (except for the first month in which he accrued $1,750) and was paid $13,500 per month from August 2013 through October 2013. Such consulting agreement terminated on November 1, 2013, the date Mr. Hassett became a full-time, salaried employee of the Company.

On May 1, 2012, we entered into a consulting agreement with Bibb Productions & Consulting for Judson Bibb's services for a monthly consulting fee of $6,000 conditional upon the financial ability of the Company. Mr. Bibb's monthly consulting fee under this agreement was accrued but unpaid from May 2012 through April 2013 and was paid to Mr. Bibb for the months of May, June, July and August 2013. Such consulting agreement terminated on January 1, 2014, the date Mr. Bibb became a full-time, salaried employee of the Company and was paid $8,000 per month. Mr. Bibb's compensation increased to $10,000 per month in May 2014.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2015.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Timothy Hassett	3/31/14	1,000,000	--	2.00	(2)

Theodore Banzhaf (1)	3/29/12 3/31/14	1,000,000 1,000,000	4,000,000 --	(1 2.00)	(1 (2	) )

Judson Bibb	3/31/14	2,000,000	--	2.00	(2)

Mark Hodowanec	3/31/14	1,000,000	--	2.00	(2)

_______________

(1)

Represents five options to purchase 1,000,000 shares each at such time as our common stock trades at $2.00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days while Mr. Banzhaf serves as President and for one year following Mr. Banzhaf's termination without cause. Exercise prices of these options will be equal to the closing price of the Company's stock on the date the option vests. On March 31, 2014, the Board amended Mr. Banzhaf's options to provide for cashless exercise and for the stock price milestones to be: $1.50, $1.75, $2.00, $2.25 and $2.50 in lieu of the milestone prices of $2.00, $3.00, $5.00, $7.50 and $10.00. As of December 31, 2015, 1,000,000 of such options have vested. Also includes an option to purchase 1,000,000 at $2.00 per share, which are currently exercisable.

(2)	No expiration date.

Compensation of Officers

On January 13, 2014, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), and Section 14A of the Securities Exchange Act of 1934, as amended, our stockholders voted, on an advisory basis, to approve the compensation of the management team. This proposal, commonly known as a "say-on-pay" proposal, gave the Company's stockholders the opportunity to express their views on the compensation of the Chairman and Chief Executive Officer, Timothy Hassett, and the rest of the management team.

The compensation of the management team was approved by 77.46% of the shares voted.

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

In addition, the Board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for Common Stock available for each officer in addition to performance payments from 5% of the Company's net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

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

Chris McKee was granted a warrant to purchase 200,000 shares of the Company's common stock at $0.80 per share for his participation on the Company's Board of Advisors. He received another warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

Richard J. "Dick" Schul was granted a warrant to purchase 200,000 shares of the Company's common stock at $0.50 per share for his participation on the Company's Board of Advisors. He received another warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

Dan Ustian was granted a warrant to purchase 200,000 shares of the Company's common stock at $0.80 per share for his participation on the Company's Board of Advisors. He received another warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

Don Bowman was granted a five-year warrant to purchase 250,000 shares of the Company's common stock at $0.60 per share for legal services provided to the Company. The warrant may be exercised on a cashless basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 21, 2016, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 81,367,817 shares of common stock issued and outstanding on March 21, 2016 and 122 shares of preferred stock (each such share of preferred stock has the voting right of 50,000 shares of common stock).

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage

5% or Greater Stockholders Spirit Bear Limited (1) 1470 First Avenue, No. 4a New York, NY 10075	12,050,000	(2)	13.77%

Mark Hodowanec	7,100,000	(3)	811%

Directors and named executive officers

Timothy Hassett	7,001,500	(4)(5)(16)	8.00%

Quentin Ponder	2,800,000	(17)	3.20%

Theodore Banzhaf	7,030,000	(4)(6)(18)	8.03%

Judson Bibb	3,717,400	(7)(19)	4.25%

Christopher McKee	744,444	(8)(10)(11)	*

Richard J. "Dick" Schul	400,000	(9)(11)(14)	*

Donald Bowman	250,000	(12)	*

Daniel C. Ustian	2,744,444	(8)(10)(11)(15)	3.13%

All executive officers and directors as a group (9 persons)(20)	31,887,788		36.45%

________________

* less than 1%

(1)	Jay Palmer, President of Spirit Bear, has sole voting and disposition power over shares held by Spirit Bear.
(2)

Represents (i) 5,950,000 shares of common stock underlying 119 shares of Preferred Stock (having voting rights to 50,000 shares of common stock for each share of Preferred Stock), (ii) currently exercisable warrants to purchase an aggregate of 5,400,000 shares of common stock and (iii) 700,000 shares of common stock.

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

(5)	Includes options to purchase 1,000,000 shares of common stock at $2.00 per share. Does not include an aggregate of 90,000 shares held by Mr. Hassett's minor children.
(6)

Includes five options to purchase 1,000,000 shares each at such time as our common stock trades at $2,00, $3.00, $5.00, $7.50 and $10.00 for 20 consecutive days while Mr. Banzhaf serves as President and one year following a termination of Mr. Banzhaf without cause. Exercise prices of these options will be equal to the closing price of the Company's stock on the date the option vests. On March 31, 2014, the Board amended Mr. Banzhaf's options to provide for cashless exercise and for the stock price milestones to be: $1.50, $1.75, $2.00, $2.25 and $2.50 in lieu of the current milestone prices of $2.00, $3.00, $5.00, $7.50 and $10.00. Also includes options to purchase 1,000,000 shares of common stock at $2.00 per share.

(7)	Includes options to purchase 2,000,000 shares of common stock at $2.00 per share.
(8)	Includes a currently exercisable warrant to purchase 222,222 shares of common stock at $0.45 per share.
(9)	Represents a currently exercisable warrant to purchase 200,000 shares of common stock at $0.50 per share.
(10)	Represents a currently exercisable warrant to purchase 200,000 shares of common stock at $0.80 per share
(11)	Represents a currently exercisable warrant to purchase 100,000 shares of common stock at $0.27 per share
(12)	Represents a currently exercisable warrant to purchase 250,000 shares of common stock at $0.60 per share.
(13)	Includes a currently exercisable warrant to purchase 222,222 shares of common stock at $0.80 per share.
(14)	Includes a currently exercisable warrant to purchase 100,000 shares of common stock at $0.22 per share.
(15)	Includes a currently exercisable warrant to purchase 1,000,000 shares of common stock at $0.22 per share.
(16)	Includes a currently exercisable warrant to purchase 625,000 shares of common stock at $0.22 per share.
(17)	Includes a currently exercisable warrant to purchase 400,000 shares of common stock at $0.22 per share.
(18)	Includes a currently exercisable warrant to purchase 500,000 shares of common stock at $0.22 per share.
(19)	Includes a currently exercisable warrant to purchase 750,000 shares of common stock at $0.22 per share.
(20)	Includes Mark Hodowanec, Chief Technology Officer.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On April 29, 2015, Mr. McKee, a director, purchased 222,222 shares of common stock and a five-year warrant to purchase 222,222 shares of common stock at an exercise price of $0.57 per share. We received $100,000 for the sale of such securities.

On May 1, 2015, Mr. Ustian, a director, purchased 222,222 shares of common stock and a five-year warrant to purchase 222,222 shares of common stock at an exercise price of $0.57 per share. We received $100,000 for the sale of such securities.

Spirit Bear Limited

See "Item 3. Legal Proceedings" above for a description of the legal proceedings between the Company and Spirit Bear.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

While four of our seven directors, do not receive on-going consideration from the company for their service as directors or management, three of the four have receive consideration for their service on the Company's Board of Advisors. As the entire Board of Directors has yet to affirm that the respective individual directors do not have relationships that would interfere with the exercise of independent judgement in carrying out their directors' responsibilities, none of our directors can be defined as "independent".

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Anton and Chia, LLP, for audit and review services for the fiscal years ended December 31, 2015 and December 31, 2014 were $55,105 and $83,906, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2015 and 2014.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Anton and Chia, LLP's respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form SB-2 filed with the SEC on August 9, 2007)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on September 9, 2010)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed with the SEC on August 9, 2007)
3.4	Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2012)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q filed with the SEC on May 15, 2012)
3.6	Bylaws, dated February 20, 2013 (incorporated by reference to Exhibit 3.6 to the Company's Form 10-K filed with the SEC on April 15, 2013
3.6.1	Amendment to Article VII of the Bylaws (incorporated by reference to Exhibit 3.6.1 to the Company's Form 8-K filed with the SEC on June 27, 2013)
3.7	Amendment to Article II, Section 2 of the Bylaws (incorporated by reference to Exhibit 3.7 to the Company's Form 8-K filed with the SEC on January 17, 2014)
3.8	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2012)
3.9

Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2013)

10.12	Consulting Agreement dated April 1, 2011 between Summit Management and HPEV, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.13	Consulting Agreement dated April 1, 2011 between Timothy Hassett and HPEV, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.14	Addendum to Summit Management Consulting Agreement dated January 2, 2012. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.15	Addendum to Timothy Hassett Consulting Agreement dated January 2, 2012(incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.16	Consulting Agreement dated February 13, 2012 between Lagoon Labs, LLC and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on May 15, 2012)
10.17	Warrant issued to McMahon, Serepca LLP for financial accommodations dated June 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 19, 2012)
10.18	Spirit Bear Note and Warrant Purchase Agreement dated August 9, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on November 19, 2012)
10.19

Spirit Bear Promissory Note B-1 issued pursuant to the Note and Warrant Purchase Agreement and dated April 27, 2012 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on November 19, 2012)

10.20

Spirit Bear Promissory Note B-2 issued pursuant to the Note and Warrant Purchase Agreement and dated May 22, 2012. (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed with the SEC on November 19, 2012)

10.21

Spirit Bear Promissory Note B-3 issued pursuant to the Note and Warrant Purchase Agreement and dated June 28, 2012 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on November 19, 2012)

10.22

Spirit Bear Promissory Note B-4 issued pursuant to the Note and Warrant Purchase Agreement and dated July 11, 2012 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed with the SEC on November 19, 2012)

10.23	Spirit Bear Loan Extension Agreement for Note B-1 dated October 26, 2012 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed with the SEC on November 19, 2012)
10.24

Securities Purchase Agreement, dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.25

Registration Rights Agreement dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.26	Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to Company's Current Registration Statement on S-1filed with the SEC on January 11, 2013)
10.27	Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc (incorporated by reference to Company's Current Registration Statement on S-1filed with the SEC on January 11, 2013)
10.28	Form of Common Stock Purchase Warrant, between Spirit Bear Limited and HPEV, Inc (incorporated by reference to Company's Current Registration Statement on S-1filed with the SEC on January 11, 2013)
10.29

Patent and Security Agreement dated December 14, 2012, between Spirit Bear Limited and HPEV, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 20, 2012)

10.30

Debt Settlement Agreement, dated December 11, 2012, by and among HPEV, Inc., Phoenix Productions and Entertainment Group and Action Media Group, LLC (incorporated by reference to Company's Current Registration Statement on S-1filed with the SEC on January 11, 2013)

10.32	Loan Agreement dated March 7, 2012 between HPEV and Action Media Group LLC (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2013)
10.33

Warrant issued to McMahon, Serepca, LLP for financial accommodation dated August 6, 2012 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.34	Rescission Letter dated March 21, 2013 between Judson Bibb and the Company (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2013)
10.35

Rescission Letter dated March 24, 2013 between Theodore Banzhaf and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.36

Settlement Agreement,dated April 12, 2013 between Spirit Bear Limited and the Company (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.38	Form of Subscription Agreement and Warrant Agreement (incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2014)
10.39

Employment Agreement, dated February 14, 2014, between the Company and Mark Hodowanec (incorporated by reference to Exhibit 10.40 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2014)

10.40

Purchase Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.40 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.41

Registration Rights Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.41 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.42

Consulting Agreement, dated May 1, 2012 with Bibb Productions & Consulting (incorporated by reference to Exhibit 10. (1 Exhibit 10.42 to the Company's Annual Report on Form 10-K/A filed with the SEC on April 23, 2014)

10.43

Employment Agreement, dated March 31, 2012 with Theodore Banzhaf (incorporated by reference to Exhibit 10.43 to the C 10.43 to the Company's Annual Report on Form 10-K/A filed with the SEC on April 23, 2014

10.46	Placement Agent and Advisory Services Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K/A filed with the Sec on April 23, 2014)
10.47

Letter Agreement, dated May 28, 2014 between the Company and Cranshire Capital Master Fund Ltd. and Equitec Specialists, LLC (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 filed with the SEC on July 3, 2014)

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
_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Date: March 30, 2016	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Timothy Hassett

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	March 30, 2016
Quentin Ponder	Treasurer and director(Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	March 30, 2016
Judson Bibb

/s/ Donald Bowman	Director	March 30, 2016
Donald Bowman

/s/ Christopher McKee	Director	March 30, 2016
Christopher McKee

/s/ Richard Schul	Director	March 30, 2016
Richard Schul

/s/ Daniel Ustian	Director	March 30, 2016
Daniel Ustian

