Form 10-Q
period 2016-03-31
COOL TECHNOLOGIES, INC.
filed 2016-05-19
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2016, there were 81,821,628 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. – Financial Information

Item 1. Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$222,253	$10,882
Prepaid expenses	43,545	95,175
Total current assets	265,798	106,057
Intangibles	160,818	153,434
Equipment, net	91,116	97,600
Total assets	$517,732	$357,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,422,169	$1,278,307
Accrued liabilities – related party	639,687	591,870
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	33,737	33,737
Debt, current portion	827,230	697,903
Derivative liability	809,654	356,554
Total current liabilities	4,132,477	3,358,371

Debt, long-term portion, net of debt discount	68,806	77,803
Total liabilities	4,201,283	3,436,174

Commitments and contingencies (Note 5)	--	--

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 122 and 136 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	--	--
Common stock, $.001 par value; 140,000,000 shares authorized; 68,076,150 and 66,600,367 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	67,204	65,929
Additional paid-in capital	37,626,589	36,038,551
Common stock issuable	525,500	180,900
Common stock held in escrow	8,441	8,441
Accumulated deficit	(41,879,046)	(39,344,245)
Total deficit	(3,651,312)	(3,050,424)
Noncontrolling interest in subsidiary	(32,239)	(28,659)
Total stockholders' deficit	(3,683,551)	(3,079,083)

Total liabilities and stockholders' deficit	$517,732	$357,091

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	220,231	214,925
Consulting	1,212,890	130,423
Professional fees	111,345	147,860
Research and development	12,767	299,645
General and administrative	463,027	489,277
Total operating expenses	2,020,260	1,282,130

Operating loss	(2,020,260)	(1,282,130)

Other income (expense):
Interest expense, net	(371,243)	(1,958)
Change in fair value of derivative liability	(146,878)	--

Net loss	(2,538,381)	(1,284,088)
Less: Noncontrolling interest in net loss	(3,580)	(5,652)

Net loss to shareholders	$(2,534,801)	$(1,278,436)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	67,276,998	61,583,086

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net loss	$(2,538,381)	$(1,284,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	--	31,200
Warrants issued for services	1,115,246	4,462
Employee stock options	327,000	327,000
Non-cash interest expense	149,089	--
Change in fair value of derivative liability	146,878	--
Amortization of debt discount	201,343	--
Depreciation expense	6,484	6,401
Changes in operating assets and liabilities:
Prepaid expenses	51,630	--
Accounts payable	143,862	255,175
Accrued liabilities – related party	47,817	79,504
Accrued payroll liabilities	--	6,685
Net cash used in operating activities	(349,032)	(573,661)

Investing Activities:
Intangible assets	(7,384)	(9,243)
Equipment purchase	--	(5,000)
Net cash used in investing activities	(7,384)	(14,243)

Financing Activities:
Proceeds from sale of common stock	400,000	225,000
Proceeds from debt	173,800	250,000
Payments on debt	(6,013)	(4,234)
Net cash provided by financing activities	567,787	470,766

Net (decrease) increase in cash	211,371	(117,138)

Cash, beginning of period	10,882	171,871

Cash, end of period	$222,253	$54,733

Cash paid for:
Interest	$7,528	$1,416
Income taxes	--	--

Non-cash transaction:
Derivative liability offset by debt discount	$173,800	$--
Reduction of stock issuable by issuing common stock	25,400	410,950
Debt and interest settled for common stock	91,667	--

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $41,879,046 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-09 "Compensation – Stock Compensation (Topic 718)" – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2016-10 "Revenue from Contracts with Customers (Topic 606)" – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

Note 2 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder.

Note 3 – Debt

Debt consists of the following:

	March 31, 2016	December 31, 2015
Notes payable -- original issue discount	$400,000	$400,000
Convertible notes payable	485,500	365,350
Test vehicle financing	71,062	77,075
Note payable – related party	22,910	22,910
Note payable – UPT minority owner	250,000	250,000
	1,229,472	1,115,335
Debt discount	(333,436)	(339,629)
	896,036	775,706
Less: current portion	(827,230)	(697,903)
	$68,806	$77,803

Notes payable – original issue discount

In October 2015, we received $350,000 under two notes payable with an original issue discount of $50,000, in lieu of interest. The $400,000 principal balance was payable in full on March 31, 2016. In the event of default, the interest rate will be 18% per annum.

Convertible notes payable

September 2015 Convertible Note -- In September 2015, we entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. We borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. In February 2016, the $75,000 note and interest of $16,667 were converted in exchange for 467,740 shares of our common stock. Subsequent to March 31, 2016, the remaining $50,000 note and $14,256 of interest were converted in exchange for 531,429 shares of our common stock.

December 2015 Convertible Notes -- In December 2015, we entered into a convertible note agreement, bearing interest payable quarterly at 10%, allowing us to borrow up to $248,800. In December 2015, we received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender's legal counsel, for a total amount of $240,350 due on December 1, 2016, with a debt discount of $40,350. In January 2016, we received the remaining $48,800 with an original issue discount of $5,850, for a total amount of $54,650 due on February 26, 2017. At the holder's option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. We also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. We determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. The convertible notes have prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. We placed 12,291,667 shares of our common stock in escrow as collateral for this agreement.

February 2016 Convertible Note – In February 2016, we entered into a convertible note agreement. We received $125,000, with an original issue discount of $15,500 in lieu of interest, for a total amount of $140,500 due on August 10, 2016. In the event of default, the interest rate will be 22% per annum. At any time following an event of default, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 65% of the average of the three lowest closing prices in the twenty trading days immediately preceding the request for conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

Test Vehicle Financing

In October 2014, we entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Note payable – related party

This note is non-interest bearing and is due on demand, payable to the Secretary of Cool Technologies.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2016	$1,066,158
2017	124,214
2018	20,789
2019	18,311
$1,229,472

Note 4 – Derivative Liability

Under the terms of the convertible note agreements, we identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

	January 27, 2016 (1)	February 10, 2016 (2)	February 24, 2016 (3)	March 31, 2016

Volatility	121%	121%	118%	121 – 127%
Risk-free interest rate	0.5%	0.4%	0.7%	0.3 – 0.8%
Expected life (years)	1.0	0.5	1.6	0.4 – 2.7
Dividend yield	--	--	--	--

(1)	Additional borrowing under the December 2015 Convertible Note.

(2)	Borrowing under the February 2016 Convertible Note

(3)	Partial conversion of the September 2015 Convertible Note

Changes in the derivative liability were as follows:

Amount
December 31, 2015	$356,554
December 2015 Convertible Note – additional borrowing	53,951
February 2016 Convertible Note	252,271
Conversion – September 2015 Convertible Note	(71,122)
Change in fair value at March 31, 2016	218,000
March 31, 2016	$809,654

An estimated 4,209,487 number of shares were issuable if the conversion features and warrants had been exercised on March 31, 2016.

Note 5 – Commitments and Contingencies

On December 12, 2012, we concluded negotiations on a debt settlement agreement by and among the Company, Phoenix Productions and Entertainment Group ("PPEG"), Action Media Group, LLC ("Action Media") and Spirit Bear Limited ("Spirit Bear") (PPEG and Action Media collectively, the "Debt Holders"). The Debt Holders were to return to escrow a total of 4,676,000 shares of our common stock. 3,676,000 of these shares were returned and cancelled on January 14, 2013, following our filing a registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share (or $400,000) at the rate of $10,000 per month commencing within 90 days of the Company achieving $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis, based on each company's respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity on the condensed consolidated balance sheets as common stock held in escrow.

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

At the November 20, 2015, fairness hearing, the Court denied Peak Finance's Motion to Intervene. However, the Court did allow Peak Finance to formally argue its objections to the DASA. The Court ordered additional briefing on certain issues, which has not been completed. The Court further ordered another hearing to consider the DASA on April 1, 2016.

On April 1, 2016, Peak Finance and the Company advised the Court that they had agreed in principle to a settlement that would include withdrawal of Peak Finance's objection to the DASA. On April 20, 2016, the parties filed a Stipulation and Proposed Order for Withdrawal of Objection to DASA, which was granted by the Court on April 21, 2016. On May 3, 2016, the Court issued an Order, which fully and finally approved the DASA and dismissed the Peak Finance and the Spirit Bear cases, with prejudice. On May 17, 2016, the Company filed a document to show cause as to the effect of the Stipulation and Proposed Order Regarding Settlement on the pending Motion to Dismiss Amended Complaint.

Also on May 17, 2016, Peak Finance and the Company filed a Stipulation and Proposed Order to Modify Stay of Proceedings so that the stay issued on January 6, 2016 could be modified in order to permit the Court to consider the Stipulation and Proposed Order Regarding Settlement and for the Court and all parties to take all necessary actions to seek final approval of a settlement prior to the Court ruling on the pending Motion to Dismiss.

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of March 31, 2016 and December 31, 2015, the number of shares of common stock to be issued was 2,773,745 and 701,018 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of March 31, 2016, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	20,726,707	$0.49
Granted	3,987,207	0.53
Forfeited or cancelled	(3,840,274)	0.57
Outstanding, March 31, 2016	20,873,640	0.49	1.9	$332,372
Exercisable, March 31, 2016	20,873,640	0.49	1.9	$332,372

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which we recorded expense of $660,000.

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Three months ended March 31,
	2016	2015
Nonemployee common stock	$--	$31,200
Nonemployee warrants – fully-vested upon issuance	445,390	--
Nonemployee warrants – service and performance conditions	9,856	4,462
Employee stock options – market price-based	327,000	327,000
Total share-based expense charged against income	$782,246	$362,662

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of March 31, 2016, and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. We recognized expense of $31,200, during the quarter ended March 31, 2015, for the issuance of 60,000 shares.

Other

During the quarters ended March 31, 2016 and 2015, we issued no other shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

Financing Advisory Services

In January 2016, we modified the terms of previously issued warrants and issued additional warrants to a company that provides us with financial consulting services. We lowered the exercise price on 2,533,000 warrants to $0.30 per share for warrants that previously had exercise prices ranging from $0.56 to $2.50 per share. As a result of modifying the previously issued warrants, we recognized expense of $64,000. We also issued 1,266,503 additional warrants with an exercise price of $0.30 per share that expire in five years, for which we recognized expense of $246,500.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of these common stock warrants:

	Replacement Warrants	Additional Warrants
Volatility	133 – 182%	204%
Risk-free interest rate	1.1 – 1.3%	1.4%
Expected life (years)	3.0 – 4.3	5.0
Dividend yield	--	--

Board of Advisors

In February 2016, we issued three year warrants to purchase 400,000 shares of common stock at an exercise price of $0.27 per share and 200,000 shares of common stock at an exercise price of $0.31 per share, to five individuals serving on our board of advisors. We recognized $134,890 of expense for these warrants.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of these common stock warrants:

Volatility	127%
Risk-free interest rate	0.9%
Expected life (years)	3.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
Total		2,600,000
Vested – March 31, 2016		(420,000)
Nonvested – March 31, 2016		2,180,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of March 31, 2016, and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the three months ended March 31, 2016 and 2015, 60,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $9,856 and $24,877, respectively.

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

Employee stock options – Fully-vested

We granted no additional fully-vested options during the three months ended March 31, 2016.

Employee stock options – Market-based

We granted no additional options that vest upon the achievement of certain stock prices during the three months ended March 31, 2016. No additional non-vested market-based options vested during the quarter ended March 31, 2016.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2016	2015

Net loss available for stockholders	$(2,534,801)	$(1,278,436)
Weighted average outstanding shares of common stock	67,276,998	61,583,086
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	67,276,998	61,583,086

Net loss per share – Basic and diluted	$(0.04)	$(0.02)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

Note 9 – Subsequent Events

Subsequent to March 31, 2016, $114,026 under the September 2015 Convertible Note were converted in exchange for 1,021,429 shares of our common stock.

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

Our technologies are divided into two distinct but complementary categories: heat dispersion technology and mobile power generation (MG).

We are commercializing thermal dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. We believe that our technologies can help increase the efficiency and lifespan as well as help meet regulatory emissions standards for heat producing equipment and components. The simplicity of the heat pipe architecture as well as the fact that it provides effective new applications for existing manufacturing processes should enhance the cost structure in several large industries including motor/generator and engine manufacturing.

As part of the commercialization, we have applied for and received a trademark for our Totally Enclosed Heat Pipe Cooled technology or 'TEHPC'.

We are also commercializing an integrated parallel power input system that can be retrofit onto new and existing American trucks. The integrated system enables work trucks to run an on-board generator to deliver mobile electric power. When the generator is enhanced by our thermal technology, it should be able to output more power than any other generator of its size on the market. Such a development will magnify the benefits over towable generators and any other competition on the market.

The markets we intend to serve with our mobile generation system include consumer, industrial and military markets, both in the U.S. and worldwide.

As of March 31, 2016, we have five US patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

We are commercializing our patents by integrating our technology with Original Equipment Manufacturer (OEM) partners, by licensing our thermal technologies and applications to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers; and by licensing or marketing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. Third party representatives and our UPT subsidiary are also taking pre-orders for new retrofitted work trucks.

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

	Three months ended March 31,
	2016	2015	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	220,231	214,925	5,306	2%
Consulting	1,212,890	130,423	1,082,467	830%
Professional fees	111,345	147,860	(36,515)	(25)%
Research and development	12,767	299,645	(286,878)	(96)%
General and administrative	463,027	489,277	(26,250)	(5)%
Total operating expenses	2,020,260	1,282,130	738,130	58%

Interest expense, net	(371,243)	(1,958)	(369,285)	18,860%
Change in fair value of derivative liability	(146,878)	--	(146,878)	N/A

Net loss	(2,538,381)	(1,284,088)	(1,254,293)	98%

Less: Noncontrolling interest	(3,580)	(5,652)	2,072)	(37)%

Net loss to shareholders	$(2,534,801)	$(1,278,436)	$(1,256,365)	98%

Revenues

During the three months ended March 31, 2016, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses remained relatively flat during the periods reported. Consulting expense increased primarily due to an increase in share-based payments for financing advisory services and for our board of advisors during the three months ended March 31, 2016, of $970,500. Professional fees remained relatively flat during the periods reported. Research and development decreased as we focus our efforts on transitioning our technology to the point of generating revenue. General and administrative expense remained relatively flat during the periods reported.

Other Income and Expense

Interest expense increased in 2016 due to (a) additional borrowings, (b) amortization of debt discounts of $201,343, and (c) recording the excess fair value of debt-related derivatives as interest expense of $132,422. Interest expense in 2015 related primarily to our vehicle financing. The change in fair value of derivative liability reflects the change in fair value of the conversion feature embedded in the convertible debt agreements of $218,000, offset by a gain on conversion of $71,122.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At March 31, 2016, we had cash and cash equivalents of $222,253.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,866,679 and $3,252,314, respectively, at March 31, 2016 and December 31, 2015. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt for working capital purposes.

September 2015 Convertible Note -- In September 2015, we entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. We borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. In February 2016, the $75,000 note and interest of $16,667 was settled in exchange for 467,740 shares of our common stock.

December 2015 Convertible Notes -- In December 2015, we entered into a convertible note agreement, bearing interest payable quarterly at 10%, allowing us to borrow up to $248,800. In December 2015, we received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender's legal counsel, for a total amount of $240,350 due on December 1, 2016, with a debt discount of $40,350. In January 2016, we received the remaining $48,800 with an original issue discount of $5,850, for a total amount of $54,650 due on February 26, 2017. At the holder's option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. We also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. We determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. The convertible notes have prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. We placed 12,291,667 shares of our common stock in escrow as collateral for this agreement.

February 2016 Convertible Note – In February 2016, we entered into a convertible note agreement. We received $125,000, with an original issue discount of $15,500 in lieu of interest, for a total amount of $140,500 due on August 10, 2016. In the event of default, the interest rate will be 22% per annum. At any time following an event of default, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 65% of the average of the three lowest closing prices in the twenty trading days immediately preceding the request for conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(349,032)	$(573,661)
Net cash used in investing activities	(7,384)	(14,243)
Net cash provided by financing activities	567,787	470,766

Net cash used in operating activities decreased primarily due to deferring payment to vendors and management. Our investing activity relates to purchasing equipment in 2015 and the development of patents in both years. Cash provided by financing activities included sale of common stock for $400,000 and $225,000, respectively, and debt borrowings of $173,800 and $250,000, respectively, during 2016 and 2015.

Management believes the Company's funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $41,879,046 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2016, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company's five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company's internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2016.

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

At the November 20, 2015 fairness hearing, the Court denied Peak Finance's Motion to Intervene. However, the Court did allow Peak Finance to formally argue its objections to the DASA. The Court ordered additional briefing on certain issues which has now been completed. The Court further ordered another hearing to consider the DASA on April 1, 2016.

On April 1, 2016, Peak Finance and the Company advised the Court that they had agreed in principle to a settlement that would include withdrawal of Peak Finance's objection to the DASA. On April 20, 2016, the parties filed a Stipulation and Proposed Order for Withdrawal of Objection to DASA which was granted by the Court on April 21, 2016. On May 3, 2016, the Court issued an Order which fully and finally approved the DASA and dismissed the case, with prejudice.

SEC Subpoena

On September 18, 2013, separate and distinct from the settlement of the lawsuit discussed above, the SEC served the Company with a subpoena entitled In the Matter of HPEV, Inc. The subpoena requested documents relating to several matters, including Spirit Bear, Robert Olins and all of their respective affiliates. The Company has not heard anything further concerning this investigation.

U.S. District Court, District of Nevada

On August 31, 2015, the Company received notice of a summons in the matter styled Peak Finance, LLC, Derivatively on Behalf of Nominal Defendant, HPEV, Inc. v. Hassett, et al., No. 2:15-cv-01590-GMN-CWH, filed in the United States District Court for the District of Nevada (the "Peak Finance Claim"). Plaintiff Peak Finance, LLC ("Peak Finance") alleges that certain members of the Company's Board of Directors and officers caused a misleading proxy statement to issue and breached alleged fiduciary duties from and after June 18, 2013. Peak Finance further alleges that its claim is related to the Spirit Bear Lawsuit described above. The Company has not determined that there is any merit to the allegations, and has decided to submit the claims to an Independent Director Committee consisting of Directors Christopher McKee, Richard J. "Dick" Schul, and Donald Bowman for their review and consideration. Additionally, on September 28, 2015, the Company filed a motion to dismiss the initial Complaint filed by Peak Finance. On October 22, 2015, rather than oppose the motion to dismiss, Peak Finance filed an amended complaint in this case in addition to the Motion to Intervene in the pending Spirit Bear litigation set forth above. On November 9, 2015, the Company filed a new motion to dismiss the first amended complaint filed by Peak Finance on October 22, 2015. No hearing is presently scheduled on this motion to dismiss.

On April 20, 2016, the parties filed a Stipulation and [Proposed] Order Regarding Settlement. This Stipulation seeks the Court's preliminary approval of a settlement agreement negotiated between the parties which, if fully and finally approved by the Court, would lead to the dismissal of this action.

On May 17, 2016, the Company filed a document to show cause as to the effect of the Stipulation and Proposed Order Regarding Settlement on the pending Motion to Dismiss Amended Complaint. Also on May 17, 2016, Peak Finance and the Company filed a Stipulation and Proposed Order to Modify Stay of Proceedings so that the stay issued on January 6, 2016 could be modified in order to permit the Court to consider the Stipulation and Proposed Order Regarding Settlement and for the Court and all parties to take all necessary actions to seek final approval of a settlement prior to the Court ruling on the pending Motion to Dismiss.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2016, for consideration of $15,000, we sold 27,273 shares of common stock and a five-year warrant to purchase 27,273 shares of our common stock at an exercise price of $0.65 per share, to an accredited investor in a private offering. The warrants may be exercised on a cashless basis

On January 8, 2016, we issued 50,000 shares of common stock in exchange for services received.

On January 11, 2016, for consideration of $30,000, we sold a total of 230,770 shares of common and five-year warrants to purchase 230,770 shares of our common stock at an exercise price of $0.18 per share, to two accredited investors in a private offering. The warrants may be exercised on a cashless basis.

On January 27, 2016, we issued warrants to purchase 1,266,503 shares of common stock at an exercise price of $0.30, in consideration for consulting services. The warrants may be exercised on a cashless basis.

On February 3, 2016, we issued three year warrants to purchase 400,000 shares of common stock at an exercise price of $0.27 per share and 200,000 shares of common stock at an exercise price of $0.31 per share, to five individuals serving on our board of advisors. The warrants may be exercised on a cashless basis.

On February 25, 2016, we issued 467,740 shares of our common stock upon conversion of principal and interest of convertible debt of $91,667.

On March 2, 2016, we issued 700,000 shares of our common stock upon conversion of 700 shares of our preferred stock.

On March 31, 2016, we issued three-year warrants to purchase 60,000 shares of our common stock at an exercise price of $1.00 per share to the entity managing UPT. The warrants may be exercised on a cashless basis.

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

Cool Technologies, Inc.

Dated: May 19, 2016	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: May 19, 2016	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

