Form 10-Q
period 2016-06-30
COOL TECHNOLOGIES, INC.
filed 2016-08-22
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 18, 2016, there were 106,723,656 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$2,764	$10,882
Prepaid expenses	2,701	95,175
Total current assets	5,465	106,057
Intangibles	161,170	153,434
Equipment, net	84,632	97,600
Total assets	$251,267	$357,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,405,694	$1,278,307
Accrued liabilities – related party	484,745	591,870
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	93,512	33,737
Debt, current portion	922,274	697,903
Derivative liability	475,805	356,554
Total current liabilities	3,782,030	3,358,371

Debt, long-term portion, net of debt discount	49,031	77,803
Total liabilities	3,831,061	3,436,174

Commitments and contingencies (Note 5)	--	--

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 122 and 136 shares issued and outstanding at June 30, 2016 and December 31, 2015, Respectively	--	--
Common stock, $.001 par value; 140,000,000 shares authorized; 90,308,150 and 66,600,367 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	76,422	65,929
Additional paid-in capital	38,801,416	36,038,551
Common stock issuable	70,500	180,900
Common stock held in escrow	8,441	8,441
Accumulated deficit	(42,502,169)	(39,344,245)
Total deficit	(3,545,390)	(3,050,424)
Noncontrolling interest in subsidiary	(34,404)	(28,659)
Total stockholders' deficit	(3,579,794)	(3,079,083)

Total liabilities and stockholders' deficit	$251,267	$357,091

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	190,348	198,613	410,652	413,538
Consulting	166,651	636,230	1,379,541	766,653
Professional fees	97,031	266,817	208,375	414,677
Research and development	6,484	267,945	19,253	567,590
General and administrative	135,338	462,043	598,291	951,320
Total operating expenses	595,852	1,813,648	2,616,112	3,113,778

Operating loss	(595,852)	(1,813,648)	(2,616,112)	(3,113,778)

Other income (expense):
Interest expense, net	(373,870)	(2,617)	(745,113)	(4,575)
Legal Settlement – replacement warrants	--	(1,119,450)	--	(1,119,450)
Change in fair value of derivative liability	882,050	--	735,172	--
Loss on extinguishment of debt	(537,616)		(537,616)

Net loss	(625,288)	(2,953,715)	(3,163,669)	(4,237,803)
Less: Noncontrolling interest in net loss	(2,165)	(3,711)	(5,745)	(9,363)

Net loss to shareholders	$(623,123)	$(2,950,004)	$(3,157,924)	$(4,228,440)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	82,148,475	64,093,846	88,558,027	62,845,402

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net loss	$(3,163,669)	$(4,237,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	296,090	571,207
Warrants issued for services	1,182,548	31,887
Legal Settlement – replacement warrants		1,119,450
Loss on extinguishment of debt	537,616
Employee stock options	327,000	654,000
Non-cash interest expense	277,232	--
Change in fair value of derivative liability	(735,172)	--
Amortization of debt discount	432,993	--
Depreciation expense	12,968	12,885
Changes in operating assets and liabilities:
Prepaid expenses	92,474	(63,559)
Accounts payable	127,387	554,696
Accrued liabilities – related party	(107,125)	61,872
Accrued payroll liabilities	59,775	11,550
Net cash used in operating activities	(659,883)	(1,283,815)

Investing Activities:
Intangible assets	(7,736)	(186)
Equipment purchase	--	(5,000)
Net cash used in investing activities	(7,736)	(5,186)

Financing Activities:
Proceeds from sale of common stock	400,000	1,015,000
Proceeds from debt	267,037	250,000
Payments on debt	(7,536)	(8,532)
Net cash provided by financing activities	659,501	1,256,468

Net (decrease) increase in cash	(8,118)	(32,533)

Cash, beginning of period	10,882	171,871

Cash, end of period	$2,764	$139,338

Cash paid for:
Interest	$15,263	$2,766
Income taxes	--	--

Non-cash transaction:
Derivative liability offset by debt discount	$614,472	$--
Reduction of stock issuable by issuing common stock	480,400	410,950
Debt and interest settled for common stock	759,410	--

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $42,502,169 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

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

Note 3 – Debt

Debt consists of the following:

	June 30, 2016	December 31, 2015

Notes payable -- original issue discount	$-	$400,000
Convertible notes payable	873,915	365,350
Test vehicle financing	69,539	77,075
Note payable – related party	237	22,910
Note payable – UPT minority owner	250,000	250,000
	1,193,691	1,115,335
Debt discount	(222,386)	(339,629)
	971,305	775,706
Less: current portion	(922,274)	(697,903)
	$49,031	$77,803

Notes payable – original issue discount

In October 2015, we received $350,000 under two notes payable with an original issue discount of $50,000, in lieu of interest. The $400,000 principal balance was payable in full on March 31, 2016. In the event of default, the interest rate will be 18% per annum. The notes were amended on April 28, 2016. In exchange for the note holders refraining from taking legal action in relation to non-payment of the notes until May 16, 2016, the Company agreed to pay liquidated damages of $80,000 and forebearance fees of $5,000 each. In the event that the notes were not paid in full by the end of the forebearance period, then the note holders would be due additional liquidated damages of $98,000. Payment was not made, so the damages were added to the balance due. On May 23, 2016, one of the note holders agreed to extend the maturity date of his note until September 30, 2016. In exchange, the note holder received the right to convert a portion or all of the unpaid principal balance at a rate of 75% of the average of the volume weighted average price (VWAP) in the twelve trading days immediately preceding the request for conversion date as well as continued accrual of 3% liquidated damages each month and 18% interest on the total balance due.

Convertible notes payable

September 2015 Convertible Note -- In September 2015, we entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. We borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. In March, April and May 2016, the $75,000 note and interest of $16,667 were converted in exchange for 771,429 shares of our common stock. In May and June, 2016, the remaining $50,000 note and $14,256 of interest were converted in exchange for 649,450 shares of our common stock.

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

On May 30, 2016, we executed an amendment to the convertible note agreement. In consideration for removing limitations, until November 15, 2016, on sales of securities of at least $500,000 including variable rate transactions, convertible notes and third party transactions set forth in the Securities Purchase Agreement signed on December 3, 2015 as well as authorizing the withdrawal of a registration statement filed on January 11, 2016, we agreed to file a new registration statement covering the shares issuable to the holder of the Notes.

In consideration for amending the Notes to permit borrowings by the Company of up to $6,500,000, we agreed to amend the Notes to enable the conversion price to be equal to the lesser of $0.12 and 70% of the average of three VWAPs from the 20 trading days prior to the notice of conversion. Futhermore, we agreed that if it were to issue new notes with greater discounts than those detailed above, the existing Notes would be reset to match the lower conversion price. Finally, we agreed to lower the exercise prices (from $0.21 to$0.168, and from $0.175 to $0.140, respectively) on two existing warrants totaling 500,000 shares previously issued to the holder of the Notes and to issue a cashless, two year warrant to purchase 250,000 shares at an exercise price of $0.168 per share.

February 2016 Convertible Note – In February 2016, we entered into a convertible note agreement. We received $125,000, with an original issue discount of $15,500 in lieu of interest, for a total amount of $140,500 due on August 10, 2016. On August 17, 2016, we signed an Amendment to the Convertible Promissory Note which extended the maturity date of the note by two weeks to August 24, 2016. In exchange for the extension, we agreed to pay the lender an extension fee of $15,000 payable in conversion shares. The conversion shares totaled $25,000. The remaining $10,000 was used to reduce the outstanding balance of the note. In the event of default, the interest rate will be 22% per annum. At any time following an event of default, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 65% of the average of the three lowest closing prices in the twenty trading days immediately preceding the request for conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

May 2016 Convertible Note – In May 2016, we entered into a convertible note agreement. We received $120,600, bearing interest at 12%, with principal and interest payable on September 15, 2017 in a total amount of $141,102. In the event of default, the interest rate will be 18% per annum. At any time following after the 180th day from the date of issuance, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 60% of the average of the lowest trading price in the fifteen trading days immediately preceding the request for conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

Test Vehicle Financing

In October 2014, we entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Note payable – related party

On February 3, 2016, an agreement was signed with the Secretary of Cool Technologies to retire a non-interest bearing note that was due on demand. The note was retired with the issuance of shares of restricted common stock on June 24, 2016.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2016	$857,654
2017	296,937
2018	20,789
2019	18,311
$1,193,691

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

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

	January 27, 2016 (1)	February 10, 2016 (2)	February 24, 2016 (3)	March 31, 2016

Volatility	121%	121%	118%	121 – 127%
Risk-free interest rate	0.5%	0.4%	0.7%	0.3 – 0.8%
Expected life (years)	1.0	0.5	1.6	0.4 – 2.7
Dividend yield	--	--	--	--

	April 11, 2016 (3)	April 19, 2016 (3)	April 27, 2016 (3)	May 3, 2016 (3)

Volatility	123%	125%	132%	134%
Risk-free interest rate	0.615%	0.65%	0.705%	0.64%
Expected life (years)	1.43	1.41	1.39	1.37
Dividend yield	--	--	--	--

	May 6, 2016 (3)	May 16, 2016 (3) (6)	May 17, 2016 (7)	May 24, 2016 (5)

Volatility	134%	138%	118 – 139%	139%
Risk-free interest rate	0.625%	0.45 - 0.570%	0.28%	0.69%
Expected life (years)	1.36	0.63 - 1.33	0.37- 1.6	1.0
Dividend yield	--	--	--	--

	May 27, 2016 (3)(8)	June 10, 2016 (4)(7)	June 13, 2016 (8)	June 16, 2016 (3)

Volatility	139%	145%	146%	145%
Risk-free interest rate	0.575 - 0.68%	0.26 - 0.42%	0.55%	0.445%
Expected life (years)	0.99 - 1.30	0.31 - 0.5	0.95- 1.6	1.25
Dividend yield	--	--	--	--

	June 21, 2016 (7)	June 29, 2016 (4)(7)	June 30, 2016

Volatility	146%	144%	144%
Risk-free interest rate	0.27%	0.26 - 0.35%	0.2 - 0.645%
Expected life (years)	0.28 - 1.0	0.25 - 0.5	0.11 - 2.42
Dividend yield	--	--	--

_________________

(1)	Additional borrowing under the December 2015 Convertible Note.

(2)	Borrowing under the February 2016 Convertible Note.

(3)	Partial conversion of the September 2015 Convertible Note.

(4)	Partial conversion of the December 2015 Convertible Note.

(5)	Notes Payable Original Issue Discount converted into Exchange Notes.

(6)	Borrowing under the May 2016 Convertible Note.

(7)	Partial Conversion of Notes Payable Original Issue Discount

(8)	Partial Conversion of Exchange Notes

Changes in the derivative liability were as follows:

Amount

December 31, 2015	$356,554
December 2015 Convertible Note – additional borrowing	53,951
February 2016 Convertible Note	252,271
Exchange – Notes Payable Original Issue Discount	347,672
May 2016 Convertible Note	200,529
Conversion – September 2015 Convertible Note	(171,276)
Conversion - December 2015 Convertible Note	(75,305)
Conversion – Notes Payable Original Issue Discount	(110,093)
Change in fair value at June 30, 2016	(378,498)
June 30, 2016	$475,805

An estimated 14,128,451 number of shares were issuable if the conversion features and warrants had been exercised on June 30, 2016.

Note 5 -- Commitments and Contingencies

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of June 30, 2016 and December 31, 2015, the number of shares of common stock to be issued was 265,412 and 701,018 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of June 30, 2016, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	20,726,707	$0.49
Granted	5,130,770	0.24
Forfeited or cancelled	(2,438,194)	0.40
Outstanding, June 30, 2016	23,419,283	0.46	2.01	$0
Exercisable, June 30, 2016	23,419,283	0.46	2.01	$0

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which we recorded expense of $660,000.

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Six months ended June 30,
	2016	2015

Nonemployee common stock	$--	$571,207
Nonemployee warrants – fully-vested upon issuance	445,390	--
Nonemployee warrants – service and performance conditions	9,856	31,887
Legal Settlement – replacement warrants		1,119,450
Employee stock options – market price-based	327,000	654,000
Total share-based expense charged against income	$782,246	$2,376,544

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.04)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares

UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of June 30, 2016, and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

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

In January, 2016, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement, we agreed to issue 150,000 one year warrants per month through February 2016, for a total of 300,000 warrants. In March 2016, we renewed the agreement through December 2016. Under the terms of the renewed agreement, we agreed to issue 50,000 restricted common shares and 150,000 one year warrants each month for three months. Thereafter, we agreed to issue 100,000 restricted common shares and 100,000 warrants each month for the duration of the renewed agreement. A total of 2,000,000 restricted common shares and warrants are due to be issued under the renewed agreement. We recognized expenses of $5,000 for the issuance of 25,000 shares and $65,151 for the issuance of 600,000 warrants during the quarter ended June 30, 2016.

Other

During the quarters ended June 30, 2016 and 2015, we issued no other shares of common stock in exchange for services.

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

Nonemployee common stock warrants -- Service and performance conditions

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants

Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
Total		2,600,000
Vested – June 30, 2016		(480,000)
Nonvested – June 30, 2016		2,120,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of June 30, 2016, and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the six months ended June 30, 2016 and 2015, 120,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $12,007 and $61,200, respectively.

Financing advisory services

In March, 2014, we entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. As of December 31, 2014, we deemed it probable that the vesting conditions would be met. Accordingly, during the year ended December 31, 2014, we recognized estimated expense of $200,379. As of June 30, 2015, the service conditions were met and the award was re-valued at $179,964, resulting in a reduction in expense of $20,415 during the quarter ended June 30, 2015.

Employee stock options – Fully-vested

We granted no additional fully-vested options during the three months ended June 30, 2016.

Employee stock options – Market-based

We granted no additional options that vest upon the achievement of certain stock prices during the three months ended June 30, 2016. No additional non-vested market-based options vested during the quarter ended June 30, 2016.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

Net loss available for stockholders	$(623,123)	$(2,950,004)	$(3,157,924)	$(4,228,440)
Weighted average outstanding shares of common stock	82,148,475	64,093,646	88,558,027	62,845,402
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	82,148,475	64,093,646	88,558,027	62,845,402

Net loss per share – Basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.07)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

Note 9 – Subsequent Events

On August 12, 2016, we filed an Amendment to the Certificate of Designation with the State of Nevada which amended the rights and terms of the 14,500,000 authorized shares of the Company's Series B Preferred Stock. The amendment passed by Unanimous Written Consent of the Board of Directors enables the holders of shares of Series B Preferred Stock to convert the shares to common stock on a one-to- one basis, to share in dividends issued by the Company and to directly or indirectly assign, transfer, sell or otherwise dispose of the Preferred Stock without the prior written consent of the Board. The requirement for stockholders to grant an irrevocable proxy was rescinded.

Subsequent to June 30, 2016, $284,787.50 under an October 2015 Note Payable -- Original Issue Discount were converted in exchange for 8,751,606 shares of our common stock as a consequence of a Second Extension and Amendment Agreement signed May 23, 2016, in which the note holder received the right to convert a portion or all of the unpaid principal balance.

Subsequent to June 30, 2016, $140,350.01 under the December 2015 Convertible Note were converted in exchange for 5,153,403 shares of our common stock.

Subsequent to June 30, 2016, $84,176.74 under the May 2016 Convertible Note were converted in exchange for 2,409,975 shares of our common stock.

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

As of June 30, 2016, we have five US patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

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

We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. There can be no assurances that we will be able to fulfill the order, however, a laboratory mobile electric power system has been successfully tested and is being readied for future field testing. Currently, we primarily incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended June 30,
	2016	2015	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	190,348	198,613	(8,265)	(4.2)%
Consulting	166,651	636,230	(469,579)	(73.8)%
Professional fees	97,031	266,817	(169,786)	(63.6)%
Research and development	6,484	267,945	(261,461)	(97.6)%
General and administrative	135,338	462,043	(326,705)	(70.7)%
Total operating expenses	595,852	1,831,648	(1,235,796)	(67.5)%

Interest expense, net	(373,870)	(2,617)	371,253	14,186.2%
Legal settlement – warrants	--	(1,119,450)	(1,119,450)	N/A
Change in fair value of derivative liability	882,050	--	882,050	N/A
Loss on extinguishment of debt	(537,616)	--	(537,616)	N/A

Net loss	(625,288)	(2,953,715)	(2,328,427)	(78.8)%

Less: Noncontrolling interest	(2,165)	(3,711)	(1,546)	(41.7)%

Net loss to shareholders	$(623,123)	$(2,950,004)	$(2,326,881)	(78.9)%

	Six months ended June 30,
	2016	2015	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	410,652	413,538	(2,886)	(.07)%
Consulting	1,379,541	766,653	612,888	79.9%
Professional fees	208,375	414,677	(206,302)	(49.8)%
Research and development	19,253	567,590	(548,337)	(96.6)%
General and administrative	598,291	951,320	(353,029)	(37.1)%
Total operating expenses	2,616,112	3,113,778	(497,666)	(16.0)%

Interest expense, net	(745,113)	(4,575)	740,538	16,186.6%
Legal settlement – warrants	--	(1,119,450)	(1,119,450)	N/A
Change in fair value of derivative liability	735,172	--	735,172	N/A
Loss on extinguishment of debt	(537,616)	--	537,616	N/A

Net loss	(2,789,270)	(4,237,803)	(1,448,533)	(34.2)%

Less: Noncontrolling interest	(5,637)	(9,363)	(3,726)	(39.8)%

Net loss to shareholders	$(2,783,633)	$(4,228,440)	$(1,444,807)	(34.2)%

Revenues

During the three and six months ended June 30, 2016, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses remained relatively flat during the periods reported. Over the past six months expected capital infusions either did not occur or were significantly delayed. Consequently, restricted capital reduced expenses in almost all aspects of the Company. Consulting expense decreased during the three months ended June 30 from $636,230 in 2015 to $166,651 in 2016. For the six months ended June 30, consulting expense increased from $766,653 in 2015 to $1,379,541 in 2016 due primarily to a one time revaluation of existing warrants, otherwise, the consulting expense would have decreased as well. Professional fees decreased during the three months ended June 30 from $266,817 in 2015 to $97,031 in 2016, and for the six months ended June 30 from $414,677 in 2015 to $208,375 in 2016. Research and development decreased during the three months ended June 30 from $267,945 in 2015 to $6,484 in 2016, and for the six months ended June 30 from $567,590 in 2015 to $19,253 in 2016. General and administrative expense decreased during the three months ended June 30 from $462,043 in 2015 to $135,338 in 2016, and for the six months ended June 30 from $951,320 in 2015 to $598,291 in 2016.

Other Income and Expense

Interest expense increased in 2016 due to (a) additional borrowings, (b) amortization of debt discounts of $432,993, and (c) recording the excess fair value of debt-related derivatives as interest expense of $27,778. Interest expense in 2015 related primarily to our vehicle financing. The change in fair value of derivative liability reflects the change in fair value of the conversion feature embedded in the convertible debt agreements of $378,498 increased by a gain on conversion of $356,674.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At June 30, 2016, we had cash and cash equivalents of $2,764.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,412,038 and $3,252,314, respectively, at June 30, 2016 and December 31, 2015. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt for working capital purposes.

September 2015 Convertible Note -- In September 2015, we entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. We borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. In March, April and May 2016, the $75,000 note and interest of $16,667 was settled in exchange for 771,429 shares of our common stock. In May and June, 2016, the remaining $50,000 note and $14,256 of interest were converted in exchange for 531,429 shares of our common stock.

On May 30, 2016, we executed an amendment to the convertible note agreement. In consideration for removing limitations, until November 15, 2016, on sales of securities of at least $500,000 including variable rate transactions, convertible notes and third party transactions set forth in the Securities Purchase Agreement signed on December 3, 2015 as well as authorizing the withdrawal of a registration statement filed on January 11, 2016, we agreed to file a new registration statement covering the shares issuable to the holder of the Notes.

In consideration for amending the Notes to permit borrowings by the Company of up to $6,500,000, we agreed to amend the Notes to enable the conversion price to be equal to the lesser of $0.12 and 70% of the average of three VWAPs from the 20 trading days prior to the notice of conversion. Futhermore, we agreed that if it were to issue new notes with greater discounts than those detailed above, the existing Notes would be reset to match the lower conversion price. Finally, we agreed to lower the exercise prices (from $0.21 to $0.168, and from $0.175 to $0.140, respectively) on two existing warrants totaling 500,000 shares previously issued to the holder of the Notes and to issue a cashless, two year warrant to purchase 250,000 shares at an exercise price of $0.168 per share.

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

May 2016 Convertible Note – In May 2016, we entered into a convertible note agreement. We received $120,600, bearing interest at 12%, with principal and interest payable on September 15, 2017 in a total amount of $141,102. In the event of default, the interest rate will be 18% per annum. At any time following after the 180th day from the date of issuance, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 60% of the average of the lowest trading price in the fifteen trading days immediately preceding the request for conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2016	2015

Net cash used in operating activities	$(659,883)	$(1,283,815)
Net cash used in investing activities	(7,736)	(5,186)
Net cash provided by financing activities	659,501	1,256,468

Net cash used in operating activities decreased primarily due to deferring payment to vendors and management. Our investing activity relates to purchasing equipment in 2015 and the development of patents in both years. Cash provided by financing activities included sale of common stock for $400,000 and $1,015,000, respectively, and debt borrowings of $267,037 and $250,000, respectively, during 2016 and 2015.

Management believes the Company's funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $42,502,169 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2016, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company's five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company's internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2016.

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

On April 20, 2016, the parties filed a Stipulation and [Proposed] Order Regarding Settlement. This Stipulation sought the Court's preliminary approval of a settlement agreement negotiated between the parties ("Settlement Agreement") which, if fully and finally approved by the Court, would lead to the dismissal of this action. By Order dated May 18, 2016, the Court, subject to receipt and consideration of any objections filed by non-party shareholders, preliminarily approved the proposed Settlement Agreement. The Court further set a deadline of July 29, 2016 for filing objections to the Settlement Agreement. No objections to the Settlement Agreement were filed by July 29, 2016. The parties intend on filing a stipulation seeking final approval of the Settlement Agreement and dismissal of the case as soon as practicable.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2016, we issued 50,000 shares of our common stock 50,000 upon conversion of principal and interest of convertible debt of $7,578.90.

On April 12, 2016, we sold a total of 125,000 shares of common stock and a five-year warrant to purchase 62,5000 shares of our common stock at an exercise price of $0.32 per share, to an accredited investor in a private offering. The warrant may be exercised on a cashless basis.

On April 14, 2016, we issued 60,000 shares of our common stock upon conversion of principal and interest of convertible debt of $9,279.90.

On April 21, 2016, we issued 100,000 shares of our common stock upon conversion of principal and interest of convertible debt of $13,204.80.

On April 29, 2016, we issued 200,000 shares of our common stock upon conversion of principal and interest of convertible debt of $23,486.40.

On May 5, 2016, we issued 200,000 shares of our common stock upon conversion of principal and interest of convertible debt of $21,092.40.

On May 9, 2016, we issued 25,000 shares of our common stock in exchange for services received.

On May 10, 2016, we issued 161,429 shares of our common stock upon conversion of principal and interest of convertible debt of $17,024.63.

On May 18, 2016, we issued 300,000 shares of our common stock upon conversion of principal and interest of convertible debt of $29,937.60.

On May 25, 2016, we sold a total of 400,000 shares of common and a five-year warrant to purchase 200,000 shares of our common stock at an exercise price of $0.32 per share, to three accredited investors in a private offering. The warrant may be exercised on a cashless basis.

On May 25, 2016, we sold 125,000 shares of common stock and a five-year warrant to purchase 62,500 shares of our common stock at an exercise price of $0.34 per share, to an accredited investor in a private offering. The warrant may be exercised on a cashless basis.

On June 2, 2016, we issued 100,553 shares of our common stock upon conversion of principal and interest of convertible debt of $10,000.

On June 3, 2016, we issued 250,000 shares of our common stock upon conversion of principal and interest of convertible debt of $23,136.75.

On June 7, 2016, we sold a total of 238,095 shares of our common stock and a three year warrant to purchase 119,048 of our common stock at an exercise price of $0.297 to an accredited investor in a private offering. The warrant may be exercised on a cashless basis.

On June 10, 2016, we issued 471,549 shares of our common stock upon conversion of principal and interest of convertible debt of $50,550.

On June 10, 2016, we issued 486,681 shares of our common stock upon conversion of principal and interest of convertible debt of $50,000.

On June 13, 2016, we issued 199,800 shares of our common stock upon conversion of principal and interest of convertible debt of $19,250.

On June 21, 2016, we issued 99,450 shares of our common stock upon conversion of principal and interest of convertible debt of $7,405.64.

On June 21, 2016, we sold at total of 95,238 shares of our common stock and a three year warrant to purchase 47,619 of our common stock at an exercise price of $0.242 to an accredited investor in a private offering. The warrant may be exercised on a cashless basis.

On June 21, 2016, we issued 647,959 shares of our common stock upon conversion of principal and interest of convertible debt of $50,800.

On June 24, 2016, we issued to our CEO, Timothy Hassett, 625,000 shares of our common stock in exchange and a five year warrant to purchase 625,000 shares of our common stock for accrued salary. The warrant may be exercised on a cashless basis.

On June 24, 2016, we issued to our president, Theodore Banzhaf, 500,000 shares of our common stock and a five year warrant to purchase 500,000 shares of our common stock in exchange for accrued salary. The warrant may be exercised on a cashless basis.

On June 24, 2016, we issued to Summit Management Consulting, Inc., a wholly owned company of our CFO, Quentin Ponder, 400,000 shares of our common stock and a five year warrant to purchase 400,000 shares of our common stock in exchange for accrued consulting fees. The warrant may be exercised on a cashless basis.

On June 24, 2016, we issued to our vice president, Judson Bibb, 750,000 shares of our common stock and a five year warrant to purchase 750,000 shares of our common stock in payment for loans and exchange for accrued salary. The warrant may be exercised on a cashless basis.

On June 24, 2016, for consideration of $16,000, we sold to a director, Richard Schul, 100,000 shares of our common stock and a five year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.22. The warrant may be exercised on a cashless basis.

On June 24, 2016, for consideration of $160,000, we sold to a director, Daniel Ustian, 1,000,000 shares of our common stock and a five year warrant to purchase 1,000,000 shares of our common stock at a an exercise price of $0.22. The warrant may be exercised on a cashless basis.

On June 29, 2016, we issued 842,409 shares of our common stock upon conversion of principal and interest of convertible debt of $51,050.

On June 29, 2016, we issued 855,432 shares of our common stock upon conversion of principal and interest of convertible debt of $50,000.

On July 8, 2016, we issued 194,250 shares of our common stock upon conversion of principal and interest of convertible debt of $10,000.

On July 11, 2016, we issued 100,000 conversion shares of our common stock upon conversion of 2 shares of our preferred stock.

On July 12, 2016, we issued 1,094,350 shares of our common stock upon conversion of principal and interest of convertible debt of $51,325.00.

On July 19, 2016, we issued 1,284,687 shares of our common stock upon conversion of principal and interest of convertible debt of $50,000.

On July 20, 2016, we issued 405,036 shares of our common stock upon conversion of principal and interest of convertible debt of $15,000.

On July 20, 2016, we issued 2,540,640 shares of our common stock upon conversion of principal and interest of convertible debt of $103,150.

On July 26, 2016, we issued 675.060 shares of our common stock upon conversion of principal and interest of convertible debt of $25,000.

On August 5, 2016, we issued 1,479,728 shares of our common stock upon conversion of principal and interest of convertible debt of $50,000.

On August 8, 2016, we issued 2,179,818 shares of our common stock upon conversion of principal and interest of convertible debt of $78,037.50.

On August 9, 2016, we issued 498,422 shares of our common stock upon conversion of principal and interest of convertible debt of $15,000.

On August 15, 2016, we issued 2,388,988 shares of our common stock upon conversion of principal and interest of convertible debt of $40,350.

On August 15, 2016, we issued 2,936,798 shares of our common stock upon conversion of principal and interest of convertible debt of $52,275.

On August 17, 2016, we issued 637,207 shares of our common stock upon conversion of principal and interest of convertible debt of 19,176.74.

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

Cool Technologies, Inc.

Dated: August 22, 2016	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 22, 2016	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

