Form 10-Q/A
period 2016-06-30
COOL TECHNOLOGIES, INC.
filed 2016-08-30
CIK 1399352

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

As of August 25, 2016, there were 106,623,656 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as originally filed with the Securities and Exchange Commission on August 22, 2016 (the "Original Form 10-Q"): (i) Item 1 of Part I "Financial Information," (ii) Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations,". The subsequent events footnote to the financial statements has been updated to reflect events that occurred after the filing date of the Quarterly Report. This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the company's principal executive officer and principal financial officer as required by Rule 12b-15.

We have determined that our previously reported results for the quarter ended June 30, 2016 did not properly represent two derivative liabilities. The first was the result of a review by our independent audit firm of an amendment to a convertible note which determined that the amendment qualified for debt extinguishment. The second was a convertible note's liquidated damages which were calculated by using an annual interest rate instead of the correct monthly interest rate. Despite a financial impact of only $72,652 (which would normally be considered non-material for a company of our size, particularly as non-cash items), an amended filing is necessary because derivative liability calculations flow through every financial statement. We have made necessary conforming changes in the "Financial Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

2

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$2,764	$10,882
Prepaid expenses	2,701	95,175
Total current assets	5,465	106,057
Intangibles	161,170	153,434
Equipment, net	84,632	97,600
Total assets	$251,267	$357,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,405,694	$1,278,307
Accrued liabilities – related party	484,745	591,870
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	93,512	33,737
Debt, current portion	993,892	697,903
Derivative liability	490,838	356,554
Total current liabilities	3,868,681	3,358,371

Debt, long-term portion, net of debt discount	49,031	77,803
Total liabilities	3,917,712	3,436,174

Commitments and contingencies (Note 5)	--	--

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 122 and 136 shares issued and outstanding at June 30, 2016 and December 31, 2015, Respectively	--	--
Common stock, $.001 par value; 140,000,000 shares authorized; 90,308,150 and 66,600,367 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	76,345	65,929
Additional paid-in capital	38,772,493	36,038,551
Common stock issuable	85,500	180,900
Common stock held in escrow	8,441	8,441
Accumulated deficit	(42,574,820)	(39,344,245)
Total deficit	(3,632,041)	(3,050,424)
Noncontrolling interest in subsidiary	(34,404)	(28,659)
Total stockholders' deficit	(3,666,445)	(3,079,083)
Total liabilities and stockholders' deficit	$251,267	$357,091

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2016	2015	2016	2015
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	190,348	198,613	410,652	413,538
Consulting	152,651	636,230	1,365,541	766,653
Professional fees	97,031	266,817	208,375	414,677
Research and development	6,484	267,945	19,253	567,590
General and administrative	135,338	462,043	598,291	951,320
Total operating expenses	581,852	1,813,648	2,602,112	3,113,778

Operating loss	(581,852)	(1,813,648)	(2,602,112)	(3,113,778)

Other income (expense):
Interest expense, net	(445,488)	(2,617)	(816,731)	(4,575)
Legal Settlement – replacement warrants	--	(1,119,450)	--	(1,119,450)
Change in fair value of derivative liability	901,689	--	754,812	--
Loss on extinguishment of debt	(572,289)		(572,289)

Net loss	(697,940)	(2,953,715)	(3,236,320)	(4,237,803)
Less: Noncontrolling interest in net loss	(2,165)	(3,711)	(5,745)	(9,363)

Net loss to shareholders	$(695,775)	$(2,950,004)	$(3,230,575)	$(4,228,440)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	82,148,475	64,093,846	88,558,027	62,845,402

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net loss	$(3,236,320)	$(4,237,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	282,090	571,207
Warrants issued for services	1,182,548	31,887
Legal Settlement – replacement warrants	--	1,119,450
Loss on extinguishment of debt	572,289	--
Employee stock options	327,000	654,000
Non-cash interest expense	290,495	--
Change in fair value of derivative liability	(754,812)	--
Amortization of debt discount	491,348	--
Depreciation expense	12,968	12,885
Changes in operating assets and liabilities:
Prepaid expenses	92,474	(63,559)
Accounts payable	127,387	554,696
Accrued liabilities – related party	(107,125)	61,872
Accrued payroll liabilities	59,775	11,550
Net cash used in operating activities	(659,883)	(1,283,815)

Investing Activities:
Intangible assets	(7,736)	(186)
Equipment purchase	--	(5,000)
Net cash used in investing activities	(7,736)	(5,186)

Financing Activities:
Proceeds from sale of common stock	400,000	1,015,000
Proceeds from debt	267,037	250,000
Payments on debt	(7,536)	(8,532)
Net cash provided by financing activities	659,501	1,256,468

Net (decrease) increase in cash	(8,118)	(32,533)

Cash, beginning of period	10,882	171,871

Cash, end of period	$2,764	$139,338

Cash paid for:
Interest	$15,263	$2,766
Income taxes	--	--

Non-cash transaction:
Derivative liability offset by debt discount	$281,329	$--
Reduction of stock issuable by issuing common stock	465,400	410,950
Debt and interest settled for common stock	434,410	--

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (we, us, our, the "Company" or "Cool Technologies") was incorporated in the State of Nevada in July 2002. In April 2014, the Company formed Ultimate Power Truck, LLC ("Ultimate Power Truck" or "UPT"), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. The Company was formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $42,574,820 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. The Company will have to obtain additional debt and / or equity financing; however, the Company cannot provide investors with assurance that the Company will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that the Company will be successful in raising additional financing and accomplishing these objectives.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-09 "Compensation – Stock Compensation (Topic 718)" – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2016-10 "Revenue from Contracts with Customers (Topic 606)" – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company is currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

Note 2 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder.

Note 3 – Debt

Debt consists of the following:

	June 30, 2016	December 31, 2015
Notes payable -- original issue discount	$-	$400,000
Convertible notes payable	887,178	365,350
Test vehicle financing	69,539	77,075
Note payable – related party	237	22,910
Note payable – UPT minority owner	250,000	250,000
	1,206,954	1,115,335
Debt discount	(164,031)	(339,629)
	1,042,923	775,706
Less: current portion	(993,892)	(697,903)
	$49,031	$77,803

Notes payable – original issue discount

In October 2015, the Company received $350,000 under two notes payable with an original issue discount of $50,000, in lieu of interest. The $400,000 principal balance was payable in full on March 31, 2016. In the event of default, the interest rate will be 18% per annum. The notes were amended on April 28, 2016. In exchange for the note holders refraining from taking legal action in relation to non-payment of the notes until May 16, 2016, the Company agreed to pay liquidated damages of $80,000 and forbearance fees of $5,000 each. In the event that the notes were not paid in full by the end of the forbearance period, then the note holders would be due additional liquidated damages of $98,000. Payment was not made, so the damages were added to the balance due. On May 23, 2016, one of the note holders agreed to a second amendment which extended the maturity date of his note until September 30, 2016. In exchange, the note holder received the right to convert a portion or all of the unpaid principal balance at a rate of 75% of the average of the volume weighted average price (VWAP) in the twelve trading days immediately preceding the request for conversion date as well as continued accrual of 3% liquidated damages each month and 18% interest on the total balance due.

The Company tested the first amendment to ascertain if it should be accounted for as a modification to the notes or treated as an extinguishment. As a result of the impact on the present value of cash flows from the liquidated damages and forbearance fees, the Company determined that the first amendment to the notes qualified for extinguishment treatment. Accordingly, the Company recognized a loss on extinguishment equal to the liquidated damages and forbearance fees of $90,000.

The Company also tested the second amendment to one of the notes to ascertain if it should be accounted for as a modification to the note or treated as an extinguishment. As a result of the impact on the present value of cash flows from the additional liquidated damages and the inclusion of a conversion feature, the Company determined that the second amendment to one of the notes qualified for extinguishment treatment. Accordingly, the Company recognized a loss on extinguishment equal to the additional liquidated damages, accrued interest and fair value of the conversion option of $307,358.

On May 24, 2016, the second noteholder agreed to exchange his notes with a third party lender who extinguished the debts and was issued two convertible notes to cover the debts assumed from the second noteholder. The two new convertible notes were issued in the principal amounts of $104,802 and $26,571, respectively. Both notes bear interest at 10% with principal and interest payable on May 24, 2017. In the event of default, the interest rate will be the lower of 20% per annum or the highest rate permitted by law. At any time, the third party lender has the right to convert a portion or all of the unpaid principal balances at a rate of 65% of the average of the four lowest volume weighted average prices of the Company's common stock during the 10 consecutive trading days immediately preceding the request for conversion date.

Convertible notes payable

September 2015 Convertible Note -- In September 2015, the Company entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. The Company borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder's option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. The Company determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. In March, April and May 2016, the $75,000 note and interest of $16,667 were converted in exchange for 771,429 shares of our common stock. In May and June, 2016, the remaining $50,000 note and $14,256 of interest were converted in exchange for 649,450 shares of our common stock.

December 2015 Convertible Notes -- In December 2015, the Company entered into a convertible note agreement, bearing interest payable quarterly at 10%, allowing us to borrow up to $248,800. In December 2015, the Company received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender's legal counsel, for a total amount of $240,350 due on December 1, 2016, with a debt discount of $40,350. In January 2016, the Company received the remaining $48,800 with an original issue discount of $5,850, for a total amount of $54,650 due on February 26, 2017. At the holder's option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. The Company also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. The Company determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. The convertible notes have prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. The Company placed 13,291,667 shares of our common stock in escrow as collateral for this agreement.

On May 30, 2016, the Company executed an amendment to the convertible note agreement. In consideration for removing limitations, until November 15, 2016, on sales of securities of at least $500,000 including variable rate transactions, convertible notes and third party transactions set forth in the Securities Purchase Agreement signed on December 3, 2015 as well as authorizing the withdrawal of a registration statement filed on January 11, 2016, the Company agreed to file a new registration statement covering the shares issuable to the holder of the Notes.

The Company tested the amendment to ascertain if it should be accounted for as a modification to the notes or treated as an extinguishment. As a result of the change in the fair value of the conversion feature and warrants, the Company determined that the amendment qualifies for extinguishment treatment. Accordingly, the Company recognized a loss on extinguishment equal to the difference in the fair value of the conversion feature and warrants before and after the amendment of $34,673.

In consideration for amending the Notes to permit borrowings by the Company of up to $6,500,000, the Company agreed to amend the Notes to enable the conversion price to be equal to the lesser of $0.12 and 70% of the average of three VWAPs from the 20 trading days prior to the notice of conversion. Furthermore, the Company agreed that if it were to issue new notes with greater discounts than those detailed above, the existing Notes would be reset to match the lower conversion price. Finally, the Company agreed to lower the exercise prices (from $0.21 to $0.168, and from $0.175 to $0.140, respectively) on two existing warrants totaling 500,000 shares previously issued to the holder of the Notes and to issue a cashless, two-year warrant to purchase 250,000 shares at an exercise price of $0.168 per share.

The Company tested the two notes that replaced the other OID note to determine if they should be accounted for as modification of the original note or treated as an extinguishment. As a result of the impact on the present value of cash flows from the additional liquidated damages and the inclusion of a conversion feature, the Company determined that the new notes qualified for extinguishment treatment. Accordingly, the Company recognized a loss on extinguishment equal to the additional liquidated damages, accrued interest and fair value of the conversions options of $140,258.

February 2016 Convertible Note – In February 2016, the Company entered into a convertible note agreement. The Company received $125,000, with an original issue discount of $15,500 in lieu of interest, for a total amount of $140,500 due on August 10, 2016. In the event of default, the interest rate will be 22% per annum. At any time following an event of default, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 65% of the average of the three lowest closing prices in the twenty trading days immediately preceding the request for conversion date. The Company determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

May 2016 Convertible Note – In May 2016, the Company entered into a convertible note agreement. The Company received $120,600, bearing interest at 12%, with principal and interest payable on September 15, 2017 in a total amount of $141,102. In the event of default, the interest rate will be 18% per annum. At any time following after the 180th day from the date of issuance, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 60% of the average of the lowest trading price in the fifteen trading days immediately preceding the request for conversion date. The Company determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

Test Vehicle Financing

In October 2014, the Company entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Note payable – related party

On February 3, 2016, an agreement was signed with the Secretary of Cool Technologies to retire a non-interest bearing note that was due on demand. The note was retired with the issuance of shares of restricted common stock on June 24, 2016.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2016	$870,917
2017	296,937
2018	20,789
2019	18,311
$1,206,954

Note 4 – Derivative Liability

Under the terms of the convertible note agreements, the Company identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

	January 27, 2016 (1)	February 10, 2016 (2)	February 24, 2016 (3)	March 31, 2016

Volatility	121%	121%	118%	121 – 127%
Risk-free interest rate	0.5%	0.4%	0.7%	0.3 – 0.8%
Expected life (years)	1.0	0.5	1.6	0.4 – 2.7
Dividend yield	--	--	--	--

	April 11, 2016 (3)	April 19, 2016 (3)	April 27, 2016 (3)	May 3, 2016 (3)

Volatility	111.5%	113.4%	119%	120.3%
Risk-free interest rate	0.62%	0.65%	0.71%	0.64%
Expected life (years)	1.43	1.41	1.39	1.37
Dividend yield	--	--	--	--

	May 6, 2016 (3)	May 16, 2016 (3) (6)	May 23, 2016 (5)	May 24, 2016 (5)
Volatility	120.4%	124 – 137.9%	138.1%	139%
Risk-free interest rate	0.63%	0.48 - 0.57%	0.28%	0.69%
Expected life (years)	1.36	0.76 - 1.33	0.36	1.0
Dividend yield	--	--	--	--

	May 27, 2016 (3)(8)	May 30, 2016	June 10, 2016 (4)(7)	June 13, 2016 (8)
Volatility	125 - 139%	111 – 157.5%	145%	146%
Risk-free interest rate	0.58 - 0.69%	0.49 - 0.95%	0.26 - 0.42%	0.55%
Expected life (years)	0.99 - 1.30	0.51 – 2.51	0.31- 0.48	0.95
Dividend yield	--	--	--	--

	June 21, 2016 (7)	June 29, 2016 (4)(7)	June 30, 2016
Volatility	146.2%	144.2%	118 – 144.2%
Risk-free interest rate	0.27%	0.26 -35%	0.2 – 0.65%
Expected life (years)	0.28	0.25 – 0.42	0.11 – 2.42
Dividend yield	--	--	--	--

____________
(1)	Additional borrowing under the December 2015 Convertible Note.
(2)	Borrowing under the February 2016 Convertible Note.
(3)	Partial conversion of the September 2015 Convertible Note.
(4)	Partial conversion of the December 2015 Convertible Note.
(5)	Notes Payable Original Issue Discount converted into Exchange Notes.
(6)	Borrowing under the May 2016 Convertible Note.
(7)	Partial Conversion of Notes Payable Original Issue Discount.
(8)	Partial Conversion of Exchange Notes.

Changes in the derivative liability were as follows:

Amount
December 31, 2015	$356,554
December 2015 Convertible Note – additional borrowing	53,951
February 2016 Convertible Note	252,271
Exchange – Notes Payable Original Issue Discount	347,672
May 2016 Convertible Note	200,529
Exchange – December Convertible Note	34,673
Conversion – September 2015 Convertible Note	(171,276)
Conversion - December 2015 Convertible Note	(75,305)
Conversion – Notes Payable Original Issue Discount	(110,093)
Change in fair value at June 30, 2016	(398,138)
June 30, 2016	$490,838

An estimated 14,310,748 number of shares were issuable if the conversion features and warrants had been exercised on June 30, 2016.

Note 5 – Commitments and Contingencies

On December 12, 2012, the Company concluded negotiations on a debt settlement agreement by and among the Company, Phoenix Productions and Entertainment Group ("PPEG"), Action Media Group, LLC ("Action Media") and Spirit Bear Limited ("Spirit Bear") (PPEG and Action Media collectively, the "Debt Holders"). The Debt Holders were to return to escrow a total of 4,676,000 shares of our common stock. 3,676,000 of these shares were returned and cancelled on January 14, 2013, following our filing a registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share (or $400,000) at the rate of $10,000 per month commencing within 90 days of the Company achieving $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis, based on each company's respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity on the condensed consolidated balance sheets as common stock held in escrow.

Effective May 1, 2015, the Company executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of our original Settlement Agreement with Spirit Bear. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignation from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,028,385 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them.

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

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

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

As part of a December 2015 Convertible Note agreement, the Company placed 13,291,667 shares of our common stock in escrow as collateral. Shares in escrow are deemed to be issued and outstanding.

Common stock warrants issued with the sale of our common stock

When the Company sells shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of June 30, 2016, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	20,726,707	$0.49
Granted	5,130,770	0.24
Forfeited or cancelled	(2,438,194)	0.40
Outstanding, June 30, 2016	23,419,283	0.46	2.01	$0
Exercisable, June 30, 2016	23,419,283	0.46	2.01	$0

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which the Company recorded expense of $660,000.

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

Nonemployee common stock

UPT management agreement

In July, 2014, the Company entered into an agreement with the company managing the operations of UPT, whereby the Company would issue common stock under the following conditions:

Condition	Number of Shares

UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of June 30, 2016, and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

Investor relations agreement

In June, 2014, the Company entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement the Company agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. The Company recognized expense of $31,200, during the quarter ended March 31, 2015, for the issuance of 60,000 shares.

In January, 2016, the Company entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement, the Company agreed to issue 150,000 one year warrants per month through February 2016, for a total of 300,000 warrants. In March 2016, the Company renewed the agreement through December 2016. Under the terms of the renewed agreement, the Company agreed to issue 50,000 restricted common shares and 150,000 one year warrants each month for three months. Thereafter, the Company agreed to issue 100,000 restricted common shares and 100,000 warrants each month for the duration of the renewed agreement. A total of 2,000,000 restricted common shares and warrants are due to be issued under the renewed agreement. The Company recognized expenses of $5,000 for the issuance of 25,000 shares and $65,151 for the issuance of 600,000 warrants during the quarter ended June 30, 2016.

Other

During the quarters ended June 30, 2016 and 2015, the Company issued no other shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

Financing Advisory Services

In January 2016, the Company modified the terms of previously issued warrants and issued additional warrants to a company that provides us with financial consulting services. The Company lowered the exercise price on 2,533,000 warrants to $0.30 per share for warrants that previously had exercise prices ranging from $0.56 to $2.50 per share. As a result of modifying the previously issued warrants, the Company recognized expense of $64,000. The Company also issued 1,266,503 additional warrants with an exercise price of $0.30 per share that expire in five years, for which the Company recognized expense of $246,500.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of these common stock warrants:

	Replacement Warrants	Additional Warrants
Volatility	133 – 182%	204%
Risk-free interest rate	1.1 – 1.3%	1.4%
Expected life (years)	3.0 – 4.3	5.0
Dividend yield	--	--

Board of Advisors

In February 2016, the Company issued three year warrants to purchase 400,000 shares of common stock at an exercise price of $0.27 per share and 200,000 shares of common stock at an exercise price of $0.31 per share, to five individuals serving on our board of advisors. The Company recognized $134,890 of expense for these warrants.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of these common stock warrants:

Volatility	127%
Risk-free interest rate	0.9%
Expected life (years)	3.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

UPT management agreement

In July, 2014, the Company entered into a three-year agreement with the company managing the operations of UPT, whereby the Company would issue common stock warrants under the following conditions:

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

The common stock warrants have a three-year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of June 30, 2016, and since the date of the agreement, the Company has not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the six months ended June 30, 2016 and 2015, 120,000 of the common stock warrants under the service condition vested with the passage of time and the Company recognized expense of $12,007 and $61,200, respectively.

Financing advisory services

In March, 2014, the Company entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. As of December 31, 2014, the Company deemed it probable that the vesting conditions would be met. Accordingly, during the year ended December 31, 2014, the Company recognized estimated expense of $200,379. As of June 30, 2015, the service conditions were met and the award was re-valued at $179,964, resulting in a reduction in expense of $20,415 during the quarter ended June 30, 2015.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the three months ended June 30, 2016.

Employee stock options – Market-based

The Company granted no additional options that vest upon the achievement of certain stock prices during the three months ended June 30, 2016. No additional non-vested market-based options vested during the quarter ended June 30, 2016.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss available for stockholders	$(697,940)	$(2,950,004)	$(3,236,320)	$(4,228,440)
Weighted average outstanding shares of common stock	82,148,475	64,093,646	88,558,027	62,845,402
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	82,148,475	64,093,646	88,558,027	62,845,402

Net loss per share – Basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.07)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position.

Note 9 – Subsequent Events

On August 12, 2016, the Company filed an Amendment to the Certificate of Designation with the State of Nevada which amended the rights and terms of the 14,500,000 authorized shares of the Company's Series B Preferred Stock. The amendment passed by Unanimous Written Consent of the Board of Directors enables the holders of shares of Series B Preferred Stock to convert the shares to common stock on a one-to- one basis, to share in dividends issued by the Company and to directly or indirectly assign, transfer, sell or otherwise dispose of the Preferred Stock without the prior written consent of the Board. The requirement for stockholders to grant an irrevocable proxy was rescinded.

During July and August, 2016, a total of $284,787 under an October 2015 Note Payable -- Original Issue Discount were converted in exchange for 8,751,606 shares of our common stock as a consequence of a Second Extension and Amendment Agreement signed May 23, 2016, in which the note holder received the right to convert a portion or all of the unpaid principal balance.

During July and August, 2016, a total of $140,350 under the December 2015 Convertible Note were converted in exchange for 5,153,403 shares of our common stock.

During July and August, 2016, a total of $84,177 under the May 2016 Convertible Note were converted in exchange for 2,409,975 shares of our common stock.

On August 17, 2016, the Company signed an Amendment to the Convertible Promissory Note which extended the maturity date of the note by two weeks to August 24, 2016. In exchange for the extension, the Company agreed to pay the lender an extension fee of $15,000 payable in conversion shares. The conversion shares totaled $25,000. The remaining $10,000 was used to reduce the outstanding balance of the note.

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

	Three months ended June 30,
	2016	2015	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	190,348	198,613	(8,265)	(4.2)%
Consulting	152,651	636,230	(483,579)	(76.0)%
Professional fees	97,031	266,817	(169,786)	(63.6)%
Research and development	6,484	267,945	(261,461)	(97.6)%
General and administrative	135,338	462,043	(326,705)	(70.7)%
Total operating expenses	581,852	1,831,648	(1,249,796)	(68.2)%

Interest expense, net	(445,488)	(2,617)	(442,871)	16,922.9%
Legal settlement – warrants	--	(1,119,450)	1,119,450	N/A
Change in fair value of derivative liability	901,689	--	901,689	N/A
Loss on extinguishment of debt	(572,289)	--	(572,289)	N/A

Net loss	(697,940)	(2,953,715)	2,255,775	(76.4)%

Less: Noncontrolling interest	(2,165)	(3,711)	1,546	(41.7)%
Net loss to shareholders	$(695,775)	$(2,950,004)	$2,254,229	(76.4)%

	Six months ended June 30,
	2016	2015	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	410,652	413,538	(2,886)	(0.7)%
Consulting	1,365,541	766,653	598,888	78.1%
Professional fees	208,375	414,677	(206,302)	(49.8)%
Research and development	19,253	567,590	(548,337)	(96.6)%
General and administrative	598,291	951,320	(353,029)	(37.1)%
Total operating expenses	2,602,112	3,113,778	(511,666)	(16.4)%

Interest expense, net	(816,731)	(4,575)	(812,156)	17,752.0%
Legal settlement – warrants	--	(1,119,450)	1,119,450	N/A
Change in fair value of derivative liability	754,812	--	754,812	N/A
Loss on extinguishment of debt	(572,289)	--	(572,289)	N/A

Net loss	(3,236,320)	(4,237,803)	1,001,483	(23.6)%

Less: Noncontrolling interest	(5,745)	(9,363)	3,618	(38.6)%
Net loss to shareholders	$(3,230,575)	$(4,228,440)	$997,865	(23.6)%

Revenues

During the three and six months ended June 30, 2016, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses remained relatively flat during the periods reported. Over the past six months expected capital infusions either did not occur or were significantly delayed. Consequently, restricted capital reduced expenses in almost all aspects of the Company. Consulting expense decreased during the three months ended June 30 from $636,230 in 2015 to $152,651 in 2016. For the six months ended June 30, consulting expense increased from $766,653 in 2015 to $1,365,541 in 2016 due primarily to a one-time revaluation of existing warrants, otherwise, the consulting expense would have decreased as well. Professional fees decreased during the three months ended June 30 from $266,817 in 2015 to $97,031 in 2016, and for the six months ended June 30 from $414,677 in 2015 to $208,375 in 2016. Research and development decreased during the three months ended June 30 from $267,945 in 2015 to $6,484 in 2016, and for the six months ended June 30 from $567,590 in 2015 to $19,253 in 2016. General and administrative expense decreased during the three months ended June 30 from $462,043 in 2015 to $135,338 in 2016, and for the six months ended June 30 from $951,320 in 2015 to $598,291 in 2016.

Other Income and Expense

Interest expense increased in 2016 due to (a) additional borrowings, (b) amortization of debt discounts of $491,348, and (c) recording the excess fair value of debt-related derivatives as interest expense of $281,329. Interest expense in 2015 related primarily to our vehicle financing. The change in fair value of derivative liability reflects the change in fair value of the conversion feature embedded in the convertible debt agreements of $398,137 increased by a gain on conversion of $356,674.

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

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,863,216 and $3,252,314, respectively, at June 30, 2016 and December 31, 2015. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt for working capital purposes.

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

In consideration for amending the Notes to permit borrowings by the Company of up to $6,500,000, we agreed to amend the Notes to enable the conversion price to be equal to the lesser of $0.12 and 70% of the average of three VWAPs from the 20 trading days prior to the notice of conversion. Furthermore, we agreed that if it were to issue new notes with greater discounts than those detailed above, the existing Notes would be reset to match the lower conversion price. Finally, we agreed to lower the exercise prices (from $0.21 to $0.168, and from $0.175 to $0.140, respectively) on two existing warrants totaling 500,000 shares previously issued to the holder of the Notes and to issue a cashless, two year warrant to purchase 250,000 shares at an exercise price of $0.168 per share.

December 2015 Convertible Notes -- In December 2015, we entered into a convertible note agreement, bearing interest payable quarterly at 10%, allowing us to borrow up to $248,800. In December 2015, we received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender's legal counsel, for a total amount of $240,350 due on December 1, 2016, with a debt discount of $40,350. In January 2016, we received the remaining $48,800 with an original issue discount of $5,850, for a total amount of $54,650 due on February 26, 2017. At the holder's option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. We also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. We determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. The convertible notes have prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. We placed 13,291,667 shares of our common stock in escrow as collateral for this agreement.

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

Going Concern

We have incurred net losses of $42,574,820 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

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

Cool Technologies, Inc.

Dated: August 29, 2016	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 29, 2016	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

