Form 10-Q
period 2016-09-30
COOL TECHNOLOGIES, INC.
filed 2016-11-18
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Registrant’s telephone number, including area code:(813) 975-7467

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

As of November 11, 2016, there were 111,771,795 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$727	$10,882
Prepaid expenses and other assets	225,000	95,175
Total current assets	225,727	106,057
Intangibles	161,170	153,434
Equipment, net	78,148	97,600
Total assets	$465,045	$357,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,569,751	$1,278,307
Accrued liabilities – related party	646,602	591,870
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	93,512	33,737
Debt, current portion	506,750	697,903
Derivative liability	100,990	356,554
Total current liabilities	3,317,605	3,358,371

Debt, long-term portion, net of debt discount	379,496	77,803
Total liabilities	3,697,101	3,436,174

Commitments and contingencies (Note 5)	-	-

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 122 and 136 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value; 140,000,000 shares authorized; 112,890,120 and 66,600,367 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	99,026	65,929
Additional paid-in capital	39,371,911	36,038,551
Common stock issuable	291,000	180,900
Common stock held in escrow	8,441	8,441
Accumulated deficit	(42,964,641)	(39,344,245)
Total deficit	(3,194,263)	(3,050,424)
Noncontrolling interest in subsidiary	(37,793)	(28,659)
Total stockholders’ deficit	(3,232,056)	(3,079,083)

Total liabilities and stockholders’ deficit	$465,045	$357,091

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30
	2016	2015	2016	2015
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	129,668	198,787	540,320	612,325
Consulting	157,500	48,203	1,523,041	814,856
Professional fees	33,113	88,488	241,488	503,165
Research and development	156,484	150,398	175,739	717,988
General and administrative	63,130	490,056	661,420	1,441,376
Total operating expenses	539,895	975,932	3,142,008	4,089,710

Operating loss	(539,895)	(975,932)	(3,142,008)	(4,089,710)

Other income (expense):
Interest expense, net	(207,087)	(7,080)	(1,023,818)	(11,655)
Legal Settlement – replacement warrants	--	--	--	(1,119,450)
Change in fair value of derivative liability	409,994	2,324	1,164,806	2,324
Loss on Extinguishment of Debt	(56,221)	--	(628,510)	--

Net loss	(393,209)	(980,688)	(3,629,530)	(5,218,491)
Less: Noncontrolling interest in net loss	(3,389)	(3,345)	(9,134)	(12,708)

Net loss to shareholders	$(389,820)	$(977,343)	$(3,620,396)	$(5,205,783)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	84,142,499	66,089,776	80,677,522	63,938,744

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net loss	$(3,629,530)	$(5,218,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	332,090	571,207
Warrants issued for services	1,188,933	55,849
Legal Settlement – replacement warrants	-	1,119,450
Loss on extinguishment of debt	628,510
Employee stock options	327,000	981,000
Non-cash interest expense	307,097	--
Change in fair value of derivative liability	(1,164,807)	(2,324)
Amortization of debt discount	657,426	2,189
Depreciation expense	19,452	19,369
Changes in operating assets and liabilities:
Prepaid expenses	95,175	(11,712)
Accounts payable	291,444	805,753
Accrued liabilities – related party	54,732	121,558
Accrued payroll liabilities	59,775	15,102
Net cash used in operating activities	(832,703)	(1,541,050)

Investing Activities:
Purchase of intangible assets	(7,736)	(7,772)
Equipment purchase	--	(5,000)
Net cash used in investing activities	(7,736)	(12,772)

Financing Activities:
Proceeds from sale of common stock	555,500	1,095,020
Proceeds from debt	643,347	325,000
Payments on debt	(368,563)	(12,895)
Net cash provided by financing activities	830,284	1,407,125

Net decrease in cash	(10,155)	(146,697)

Cash, beginning of period	10,882	171,871

Cash, end of period	$727	$25,174

Cash paid for:
Interest	$27,092	$5,219
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$281,329	$75,650
Reduction of stock issuable by issuing common Stock	465,400	410,950
Debt and interest settled for common stock	1,014,756	--

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (we, us, our, the “Company” or “Cool Technologies”) was incorporated in the State of Nevada in July 2002. In April 2014, the Company formed Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which we own 95% and a shareholder of Cool Technologies owns 5%. We were formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV Inc. On August 20, 2015, we changed our name to Cool Technologies, Inc.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company have incurred net losses of $42,964,641 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. The Company will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that the Company will be successful in raising additional financing and accomplishing these objectives.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

Note 2 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder.

Note 3 – Debt

Debt consists of the following:

	September 30, 2016	December 31, 2015
Notes payable -- original issue discount	$225,000	$400,000
Convertible notes payable	373,714	365,350
Test vehicle financing	68,009	77,075
Note payable – related party	7,844	22,910
Note payable – UPT minority owner	250,000	250,000
	924,567	1,115,335
Debt discount	(38,321)	(339,629)
	886,246	775,706
Less: current portion	(506,750)	(697,903)
	$379,496	$77,803

Notes payable – secured promissory notes

On September 30, 2016, the Company received $225,000 under two secured promissory notes of $180,000 and $45,000, each bearing an interest rate of 5%. The principal and interest are payable in full on June 30, 2017. In the event of default, the interest rate will be 18% per annum. The Company has the right to redeem in cash the remaining balance with no pre-payment penalty at any time.

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

From June 10 to August 16, 2016, a total of $437,181 was converted into 5,596,907 shares of common stock and the note was retired on August 26, 2016 with a payment of $60,751.27.

On May 24, 2016, the second noteholder agreed to exchange his notes with a third party lender who extinguished the debts and was issued two convertible notes to cover the debts assumed from the second noteholder. The two new convertible notes were issued in the principal amounts of $104,802 and $26,571, respectively. Both notes bear interest at 10% with principal and interest payable on May 24, 2017. In the event of default, the interest rate will be the lower of 20% per annum or the highest rate permitted by law. At any time, the third party lender has the right to convert a portion or all of the unpaid principal balances at a rate of 65% of the average of the four lowest volume weighted average prices of the Company’s common stock during the 10 consecutive trading days immediately preceding the request for conversion date.

From June 2 to August 17, 2016, a total of $104,791 were converted into 2,710,328 shares of common stock. A total of $11 remains to be converted or paid. On August 31, 2016, a payment of $27,303 was made to cover all outstanding principal and interest on the second convertible note.

On September 28, 2016, in keeping with a clause in the original warrants which stated that, while the warrants were outstanding, if the company were to sell common stock for less than the exercise price of the warrants, then the exercise price will be reduced to equal the lower price and the number of warrant shares will be increased to equal the prior aggregate exercise price. As a result, the exercise prices of the two warrants previously issued in conjunction with two notes payable were adjusted from $0.30 to $0.0169 and the shares of common stock were adjusted from 321,429 to 4,705,840 and from 1,178,571 to 20,921,379, respectively.

Convertible notes payable

September 2015 Convertible Note -- In September 2015, the Company entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. The Company borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. The Company determined that the conversion feature meets the requirements for derivative treatment and has recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. In February 2016, the $75,000 note and interest of $16,667 were converted in exchange for 467,740 shares of our common stock. In May and June, 2016, the remaining $50,000 note and $14,256 of interest were converted in exchange for 649,450 shares of our common stock.

December 2015 Convertible Notes -- In December 2015, the Company entered into a convertible note agreement, bearing interest payable quarterly at 10%, allowing us to borrow up to $248,800. In December 2015, the Company received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender’s legal counsel, for a total amount of $240,350 due on December 1, 2016, with a debt discount of $40,350. In January 2016, the Company received the remaining $48,800 with an original issue discount of $5,850, for a total amount of $54,650 due on February 26, 2017. At the holder’s option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. The Company also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. The Company determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. The convertible notes have prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. The Company placed 13,291,667 shares of our common stock in escrow as collateral for this agreement.

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

From June 10 to August 16, 2016, a total of $240,350 were converted into 6,495,516 shares of common stock and on August 30, 2016, a total of $54,650 were converted into 4,313,339 shares of common stock. The Company paid interest fees of $4,119 on August 26, 2016 and $3,114 on September 15, 2016 and the notes were retired.

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

On August 5, 2016, the lender declared the company in default due to insufficient shares required to maintain the reserve. As a result, the Note began accruing interest at the default rate of 22% per annum. The lender also increased the outstanding balance by 15% or $21,075 bringing the total outstanding balance to $161,575. On August 17, 2016, the Company reached an agreement with the lender on a two week extension thereby extending the maturity date to August 24,2016. In exchange for granting the extension, the lender requested and received a $15,000 extension fee as well as the right to convert the extension fee and $10,000 in principal into common shares. On August 26, 2016, the lender was wired the balance of the principal and interest remaining: $152,945. On August 30, 2016, the lender received 1,953,125 common shares in exchange for the $25,000.

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

On July 18, 2016, the lender increased the share reserve from 7,000,000 to 18,572,365 shares. Following a request on August 19, 2016 to increase the share reserve to 48,000,000 shares that we could not accommodate, the company paid off the principal of $120,600 on August 29, 2016 and interest of $4,243 on August 30, 2016. On September 7, 2016, the lender declared the company in default and the Company commenced negotiations on a final pre-payment fee. On October 3, 2016, a settlement agreement was signed and on October 4, 2016 $42,210 was wired to the lender.

August 2016 Convertible Note – In August 2016, the Company entered into a senior convertible note agreement. We received $400,0000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

The note may be converted at any time into shares of the common stock at the conversion price pursuant to the terms of the note. The buyer may not, however, convert more than 50% of the note’s purchase price prior to September 30, 2016. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

Test Vehicle Financing

In October 2014, the Company entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Note payable – related party

On February 3, 2016, an agreement was signed with the Secretary of Cool Technologies to retire a non-interest bearing note that was due on demand. The note was retired with the issuance of 143,187 shares of restricted common stock on June 24, 2016.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2016	$267,189
2017	244,564
2018	394,503
2019	18,311
$924,567

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

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

	January 27, 2016 (1)	February 10, 2016 (2)	February 24, 2016 (3)	March 31, 2016
Volatility	121%	121%	118%	121 – 127%
Risk-free interest rate	0.5%	0.4%	0.7%	0.3 – 0.8%
Expected life (years)	1.0	0.5	1.6	0.4 – 2.7
Dividend yield	--	--	--	--

	April 11, 2016 (3)	April 19, 2016 (3)	April 27, 2016 (3)	May 3, 2016 (3)
Volatility	111.5%	113.4%	119%	120.3%
Risk-free interest rate	0.62%	0.65%	0.71%	0.64%
Expected life (years)	1.43	1.41	1.39	1.37
Dividend yield	--	--	--	--

	May 6, 2016 (3)	May 16, 2016 (3) (6)	May 23, 2016 (5)	May 24, 2016 (5)
Volatility	120.4%	124 – 137.9%	138.1%	139%
Risk-free interest rate	0.63%	0.48 - 0.57%	0.28%	0.69%
Expected life (years)	1.36	0.76 - 1.33	0.36	1.0
Dividend yield	--	--	--	--

	May 27, 2016 (3)(8)	May 30, 2016	June 10, 2016 (4)(7)	June 13, 2016 (8)
Volatility	125 - 139%	111 – 157.5%	145%	146%
Risk-free interest rate	0.58 - 0.69%	0.49 - 0.95%	0.26 - 0.42%	0.55%
Expected life (years)	0.99 - 1.30	0.51 – 2.51	0.31- 0.48	0.95
Dividend yield	--	--	--	--

	June 21, 2016 (7)	June 29, 2016 (4)(7)	June 30, 2016	July 8, 2016 (8)
Volatility	146.2%	144.2%	118 – 144.2%	142.7%
Risk-free interest rate	0.27%	0.26 -35%	0.2 – 0.65%	0.48%
Expected life (years)	0.28	0.25 – 0.42	0.11 – 2.42	0.88
Dividend yield	--	--	--	--

	July 12, 2016 ((8)	July 19, 2016 (12)	July 20, 2016 (8)	July 26, 2016 (8)
Volatility	143.8%	146.3%	146.1%	146.6%
Risk-free interest rate	0.29%	0.31%	0.32- 0.56%	0.55%
Expected life (years)	0.22	0.37	0.20 - 0.84	0.83
Dividend yield	--	--	--	--

	Aug. 8, 2016 (8)(12)	Aug. 9, 2016 (8)	Aug. 16, 2016 (8)(12)	Aug. 17, 2016 (11)
Volatility	147.8%	151.3%	163.7%	164.8%
Risk-free interest rate	0.29 - 0.31%	0.50%	0.27%	0.27 - 0.52%
Expected life (years)	0.15 - 0.32	0.79	0.12- 0.29	0.0 - 0.77

	Aug 30, 2016 (9)(10)	Sept 30, 2016
Volatility	178.4%	151 – 200.6%
Risk-free interest rate	0.47 - 0.52%	0.20 - 0.77%
Expected life (years)	0.00 - 0.41	0.0 – 2.17
Dividend yield	--	--	--	--

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

(5) Notes Payable Original Issue Discount converted into Exchange Notes.

(6) Borrowing under the May 2016 Convertible Note.

(7) Partial Conversion of Notes Payable Original Issue Discount

(8) Partial Conversion of Exchange Notes

(9) Partial Conversion February 2016 Convertible Note

(10) Conversion of January 2016 Convertible Note

(11) Exchange – February 2016 Convertible Note

(12) Partial Conversion of May 2016 Convertible Note

Changes in the derivative liability were as follows:

Amount
December 31, 2015	$356,554
December 2015 Convertible Note – additional borrowing	53,951
February 2016 Convertible Note	252,271
Exchange – Notes Payable Original Issue Discount	347,672
May 2016 Convertible Note	200,529
Exchange – December Convertible Note	34,673
Conversion – September 2015 Convertible Note	(171,276)
Conversion - December 2015 Convertible Note	(75,305)
Conversion – Notes Payable Original Issue Discount	(110,093)
Exchange – February 2016 Convertible Note	20,146
Conversion – December 2015 Convertible Note	(120,817)
Conversion – January 2016 Convertible Note	(86,141)
Conversion – Notes Payable Original Issue Discount	(227,280)
Conversion – February 2016 Convertible Note	(33,594)
Change in fair value at September 30, 2016	(340,300)
September 30, 2016	$100,990

An estimated 750,291 number of shares were issuable if the conversion features and warrants had been exercised on September 30, 2016.

Note 5 -- Commitments and Contingencies

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

Additionally, on February 20, 2015, the Court issued its preliminary approval to the derivative action settlement agreement (the “DASA’), which would lead to the ultimate dismissal of the derivative suit also filed by Spirit Bear in the same action. The Court has scheduled a fairness hearing for November 20, 2015, to consider giving its final approval to the DASA. No shareholder filed any objections to the DASA by April 30, 2015, which was the deadline established by the Court for filing objections. On October 22, 2015, however, Peak Finance, LLC (“Peak Finance”) filed a Motion to Intervene in the action seeking, among other things, approval to file a new derivative Complaint in this matter. The Company has opposed this Motion.

On August 31, 2015, the Company received notice of a summons in the matter styled Peak Finance, Derivatively on Behalf of Nominal Defendant, HPEV, Inc. v. Hassett, et al., No. 2:15-cv-01590-GMN-CWH, filed in the United States District Court for the District of Nevada (the “Peak Finance Claim”). Plaintiff Peak Finance, LLC (“Peak Finance”) alleges that certain members of the Company’s Board of Directors and officers caused a misleading proxy statement to issue and breached alleged fiduciary duties from and after June 18, 2013. Peak Finance further alleges that its claim is related to the Spirit Bear Lawsuit described above. The Company has not determined that there is any merit to the allegations, and has decided to submit the claims to an Independent Director Committee consisting of Directors Christopher McKee, Richard J. “Dick” Schul, and Donald Bowman for their review and consideration. Additionally, on September 28, 2015, the Company filed a motion to dismiss the initial Complaint filed by Peak Finance. On October 22, 2015, rather than oppose the motion to dismiss, Peak Finance filed an amended complaint in this case in addition to the Motion to Intervene in the pending Spirit Bear litigation set forth above. On November 9, 2015, the Company filed a new motion to dismiss the first amended complaint filed by Peak Finance on October 22, 2015.

At the November 20, 2015, fairness hearing, the Court denied Peak Finance’s Motion to Intervene. However, the Court did allow Peak Finance to formally argue its objections to the DASA. The Court ordered additional briefing on certain issues, which has not been completed. The Court further ordered another hearing to consider the DASA on April 1, 2016.

On April 1, 2016, Peak Finance and the Company advised the Court that they had agreed in principle to a settlement that would include withdrawal of Peak Finance’s objection to the DASA. On April 20, 2016, the parties filed a Stipulation and Proposed Order for Withdrawal of Objection to DASA, which was granted by the Court on April 21, 2016. On May 3, 2016, the Court issued an Order, which fully and finally approved the DASA and dismissed the Peak Finance and the Spirit Bear cases, with prejudice. On May 17, 2016, the Company filed a document to show cause as to the effect of the Stipulation and Proposed Order Regarding Settlement on the pending Motion to Dismiss Amended Complaint.

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

On October 11, 2016, the United States District Court, District of Nevada orally approved the derivative action settlement agreement (“Peak Settlement Agreement”) reached in Peak Finance, LLC v. Timothy J. Hassett et. al., Case No. 2:15-cv-01590-GMN-CWH. Noting that no non-party shareholder filed any objections to the Peak Settlement Agreement, the District Court specifically found that it is “fundamentally fair, reasonable and adequate” and serves the best interest of the Company.  The Court further directed that counsel for the parties prepare a proposed formal written order finally approving the Peak Settlement Agreement and dismissing the case.

On October 20, 2016, the Derivative Action Settlement Agreement was formally approved and the case was formally dismissed with prejudice.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 122 Series A preferred shares issued and outstanding as of September 30, 2016. A total of 3,636,360 Series B preferred shares are issuable.

On August 12, 2016, the Company entered into a Securities Purchase Agreement with four accredited investors pursuant to which it sold 3,636,360 shares of the Company’s Series B Convertible Preferred Stock. Each share of the preferred stock is convertible into one share of company’s common stock. The conversion price of the preferred stock is equal to the $0.055.

In addition to the preferred stock, the Securities Purchase Agreement included warrants to purchase (i) 3,636,360 shares of the Company’s common stock at an exercise price of $0.70 per share. The aggregate purchase price of the preferred stock and warrants was $200,000, of which $150,000 was paid in cash and $50,000 was paid in services.

In connection with the sale of the Preferred Stock, on October 20, 2016, the Company filed with the Secretary of the State of Nevada, an amended Certificate of Designations of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Designation of the Series B Convertible Preferred Stock nor the first Amendment to Certificate of Designation filed on August 12, 2016.

The preferred stock has the same rights as if each share of Series B Convertible Preferred Stock were converted into one share of common stock. For so long as the Series B Convertible Preferred Stock is issued and outstanding, the holders of such Series B Convertible Preferred Stock vote together as a single class with the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes on all such matters.

In the event of the death of a holder of the Class B Preferred Stock, or a liquidation, winding up or bankruptcy of a holder which is an entity, all voting rights of the Class B Preferred Stock shall cease.

The holder of any shares of Class B Preferred Stock have the right to convert their shares into common stock at any time, in a conversion ratio of one share of common stock for each share of Class B Preferred. If the Corporation’s common stock trades or is quoted at a price per share in excess of $2.25 for any twenty consecutive day trading period, the Class B Preferred Stock will automatically be convertible into the common stock of the Corporation in a conversion ratio of one share of Common Stock for each share of Class B Preferred.

The holders of Class B Preferred Stock are not entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Corporation.

The warrants may be exercised on a cashless basis in which the holder may be entitled to obtain a certificate of shares of the Company’s common stock equal to the quotient obtained by dividing [(A-B)(X)] by (A), where:

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of September 30, 2016 and December 31, 2015, the number of shares of common stock to be issued was 291,000 and 701,018 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of September 30, 2016, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	20,726,707	$0.49
Granted	15,471,186	0.23
Forfeited or cancelled	(4,667,358)	0.58
Outstanding, September 30, 2016	31,530,535	0.35	2.3	$978,595
Exercisable, September 30, 2016	31,530,535	0.35	2.3	$978,595

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which the Company recorded expense of $660,000.

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Nine months ended September 30,
	2016	2015
Nonemployee common stock	$--	$571,207
Nonemployee preferred stock (Series B)	50,000	--
Nonemployee warrants – fully-vested upon issuance	445,390	--
Nonemployee warrants – service and performance conditions	18,392	55,849
Legal Settlement – replacement warrants	--	1,119,450
Employee stock options – market price-based	327,000	981,000
Total share-based expense charged against income	$840,782	$2,727,506

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.04)

Nonemployee common stock

UPT management agreement

In July, 2014, the Company entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of September 30, 2016, and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement, the Company agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. We recognized expense of $31,200, during the quarter ended March 31, 2015, for the issuance of 60,000 shares.

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

The warrants were priced based upon the closing bid price on the last day of the previous month before issuance. The shares were priced based upon the closing bid price on the day of issuance. Warrants were issued for services rendered during the months of January, February, March and April. Twenty-five thousand shares were issued for services rendered during the month of March. Therefore, the exercise prices of the warrants are $0.18, $0.22, $0.40 and $0.30, respectively, and the shares were priced at $0.38. A total of 1,675,000 restricted common shares and warrants remain to be issued.

Other

During the quarters ended September 30, 2016 and 2015, the Company issued no other shares of common stock in exchange for services.

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

Nonemployee common stock warrants -- Service and performance conditions

UPT management agreement

In July, 2014, the Company entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
Total		2,600,000
Vested – September 30, 2016		(420,000)
Nonvested – September 30, 2016		2,180,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of September 30, 2016, and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the three months ended September 30, 2016 and 2015, 60,000 of the common stock warrants under the service condition vested with the passage of time and the Company recognized expense of $9,856 and $24,877, respectively.

Financing advisory services

In March, 2014, the Company entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. As of December 31, 2014, we deemed it probable that the vesting conditions would be met. Accordingly, during the year ended December 31, 2014, the Company recognized estimated expense of $200,379. As of September 30, 2015, the service conditions were met and the award was re-valued at $179,964, resulting in a reduction in expense of $20,415 during the quarter ended September 30, 2015.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the three months ended September 30, 2016.

Employee stock options – Market-based

The Company granted no additional options that vest upon the achievement of certain stock prices during the three months ended September 30, 2016. No additional non-vested market-based options vested during the quarter ended September 30, 2016.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss available for stockholders	$(389,820)	$(977,343)	$(3,620,396)	$(5,205,783)
Weighted average outstanding shares of common stock	84,143,586	66,089,776	80,677,887	63,938,744
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	84,143,586	66,089,776	80,677,887	63,938,744

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.08)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

Note 9 – Subsequent Events

Pursuant to a Resignation, Waiver and Release with the Company, Theodore Banzhaf resigned as President of the Company, effective October 1, 2016 and is entitled to receive $10,000 as full and final payment for any amounts owed to him by the Company. The Resignation contains a release of the Company by Mr. Banzhaf for any liabilities and also contains an 18-month non-competition provision.

In May 2016, the Company entered into a convertible note agreement. We received $120,600, bearing interest at 12%, with principal and interest payable on September 15, 2017 in a total amount of $141,102. On July 18, 2016, the lender increased the share reserve from 7,000,000 to 18,572,365 shares. Following a request on August 19, 2016 to increase the share reserve to 48,000,000 shares that we could not accommodate, the company paid off the principal of $120,600 on August 29, 2016 and interest of $4,242,55 on August 30, 2016. On September 7, 2016, the lender declared the company in default and the Company commenced negotiations on a final pre-payment fee. On October 3, 2016, a settlement agreement was signed and on October 4, 2016, $42,210 was wired to the lender.

On October 7, 2016, the Company received a service of process for a complaint filed on July 28, 2016 in the US District Court for the Eastern District of New York against the Company and our Chief Executive Officer Timothy Hassett. It alleges breach of contract for failing to register shares sold to the plaintiffs in February and March of 2014.

Although it is early in the legal process, management believes that the compliant is without merit and that the ultimate resolution of this matter will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow. And we will seek disposal of this matter.

On October 11, 2016, the United States District Court, District of Nevada orally approved the derivative action settlement agreement (“Peak Settlement Agreement”) reached in Peak Finance, LLC v. Timothy J. Hassett et. al., Case No. 2:15-cv-01590-GMN-CWH. Noting that no non-party shareholder filed any objections to the Peak Settlement Agreement, the District Court specifically found that it is “fundamentally fair, reasonable and adequate” and serves the best interest of the Company.  The Court further directed that counsel for the parties prepare a proposed formal written order finally approving the Peak Settlement Agreement and dismissing the case. On October 20, 2016, the Derivative Action Settlement Agreement was formally approved and the case was formally dismissed with prejudice.

In connection with the sale of the Series B Preferred Stock, on October 31, 2016, the Company filed with the Secretary of the State of Nevada, an amended Certificate of Designations of the Rights, Preferences, Privileges and Restrictions, which have not been set forth in the Certificate of Designation of the Series B Convertible Preferred Stock nor the first Amendment to Certificate of Designation filed on August 12, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Discussion and Outlook

Cool Technologies, Inc., (we, us, our, the “Company” or “Cool Technologies”) was incorporated in the State of Nevada on July 22, 2002. We were formerly known as Bibb Corporation, Z3 Enterprises and HPEV, Inc. On August 20, 2015, we changed our name to Cool Technologies, Inc. We have developed and intend to commercialize thermal dispersion technologies in various product platforms and a parallel power input gearbox, around which we have designed a mobile generator system that can be retrofit onto new and existing trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym. The Company currently has one trademark: TEHPC.

Our technologies are divided into two distinct but complementary categories: heat dispersion technology and mobile power generation (MG).

We are commercializing thermal dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. We believe that our technologies can help increase the efficiency and lifespan as well as help meet regulatory emissions standards for heat producing equipment and components. The simplicity of the heat pipe architecture as well as the fact that it provides new applications for existing manufacturing processes should enhance the cost structure in several large industries including motor/generator and engine manufacturing.

As part of our commercialization, efforts we have applied for and received a trademark for our Totally Enclosed Heat Pipe Cooled technology or 'TEHPC'.

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

As of September 30, 2016, we have five US patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

We hope to commercialize our patents by integrating our technology with Original Equipment Manufacturer (OEM) partners, by licensing our thermal technologies and applications to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers; and by licensing or marketing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. Third party representatives and our UPT subsidiary are also taking pre-orders for new retrofitted work trucks.

We generated our first Mobile Generation order during the quarter ended September 30, 2014, and received a partial deposit in advance of completing the sale. There can be no assurances that we will be able to fulfill the order, however, a laboratory mobile electric power system has been successfully tested and is being readied for future field testing. We have not generated any revenues to date. Currently, we primarily incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended September 30,
	2016	2015	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	129,668	198,787	(69,119)	-34.8%
Consulting	157,500	48,203	109,297	226.7%
Professional fees	33,113	88,488	(55,375)	-62.6%
Research and development	156,484	150,398	6,086	4.0%
General and administrative	63,130	490,056	(426,926)	-87.1%
Total operating expenses	539,895	975,932	(436,037)	-44.7%

Interest expense, net	(207,087)	(7,080)	(200,007)	2,825.0%
Legal settlement – warrants		--
Change in fair value of derivative liability	409,994	2,324	407,670	17541.7%
Loss on extinguishment of debt	(56,221)		(56,221)

Net loss	(393,209)	(980,688)	587,479	-59.9%

Less: Noncontrolling interest	(3,389)	(3,345)	(44)	1.3%

Net loss to shareholders	$(389,820)	$(977,343)	$587,523	-60.1%

	Nine months ended September 30,
	2016	2015	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	540,320	612,325	(72,005)	-11.8%
Consulting	1,523,041	814,856	708,185	86.9%
Professional fees	241,488	503,165	(261,677)	-52.0%
Research and development	175,739	717,988	(542,249)	-75.5%
General and administrative	661,420	1,441,376	(779,956)	-54.1%
Total operating expenses	3,142,008	4,089,710	(947,702)	-23.2%

Interest expense, net	(1,023,818)	(11,655)	(1,012,163)	8684.4%
Legal settlement – warrants		(1,119,450)
Change in fair value of derivative liability	1,164,806	2,324	1,119,450	50020.7%
Loss on extinguishment of debt	(628,510)		(628,510)	N/A

Net loss	(3,629,530)	(5,218,491)	1,588,961	-30.4%

Less: Noncontrolling interest	(9,134)	(12,708)	3,574	-28.1%

Net loss to shareholders	$(3,620,396)	$(5,205,783)	$1,585,387	-30.5%

Revenues

During the three and nine months ended September 30, 2016, we have not generated any revenues.

Operating Expenses

Over the past nine months expected capital infusions either did not occur or were significantly delayed. Consequently, restricted capital reduced operating expenses in almost all aspects of the Company. Payroll and related expenses decreased during the current period. Consulting expense increased during the three months ended September 30 from $48,203 in 2015 to $157,500 in 2016. For the nine months ended September 30, consulting expense increased from $814,856 in 2015 to $1,523,041 in 2016 due primarily to a one-time revaluation of existing warrants and the addition of a consulting firm to raise capital, otherwise, the consulting expense would have decreased as well. Professional fees decreased during the three months ended September 30 from $88,488 in 2015 to $33,113 in 2016, and for the nine months ended September 30 from $503,165 in 2015 to $241,488 in 2016. Research and development expenses increased slightly during the three months ended September 30 from $150,398 in 2015 to $156,484 in 2016, and decreased for the nine months ended September 30 from $717,988 in 2015 to $175,739 in 2016. General and administrative expense decreased during the three months ended September 30 from $490,056 in 2015 to $63,130 in 2016, and for the nine months ended September 30 from $1,441,376 in 2015 to $661,420 in 2016.

Other Income and Expense

Interest expense increased in 2016 during the three and nine month periods due to (a) additional borrowings, (b) amortization of debt discounts of $657,426, and (c) recording the excess fair value of debt-related derivatives as interest expense of $281,329. Interest expense in 2015 during the three and nine month periods related primarily to our vehicle financing. The change in fair value of derivative liability reflects the change in fair value of the conversion feature embedded in the convertible debt agreements of $340,300 increased by a gain on conversion of $824,506.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2016, we had cash of $727.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,091,878 and $3,252,314, respectively, at September 30, 2016 and December 31, 2015. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt for working capital purposes.

September 2015 Convertible Note -- In September 2015, we entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. We borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. In February 2016, the $75,000 note and interest of $16,667 was settled in exchange for 531,429 shares of our common stock.

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

December 2015 Convertible Notes -- In December 2015, we entered into a convertible note agreement, bearing interest payable quarterly at 10%, allowing us to borrow up to $248,800. In December 2015, we received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender’s legal counsel, for a total amount of $240,350 due on December 1, 2016, with a debt discount of $40,350. In January 2016, we received the remaining $48,800 with an original issue discount of $5,850, for a total amount of $54,650 due on February 26, 2017. At the holder’s option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. We also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. We determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet. The convertible notes have prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. We placed 13,291,667 shares of our common stock in escrow as collateral for this agreement.

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

On July 18, 2016, the lender increased the share reserve from 7,000,000 to 18,572,365 shares. Following a request on August 19, 2016 to increase the share reserve to 48,000,000 shares that we could not accommodate, the company paid off the principal of $120,600 on August 29, 2016 and interest of $4,243 on August 30, 2016. On September 7, 2016, the lender declared the company in default and the Company commenced negotiations on a final pre-payment fee. On October 3, 2016, a settlement agreement was signed and on October 4, 2016 $42,210 was wired to the lender.

August 2016 Convertible Note – In August 2016, the Company entered into a senior convertible note agreement. We received $400,0000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

The note may be converted at any time into shares of the common stock at the conversion price pursuant to the terms of the note. The buyer may not, however, convert more than 50% of the note’s purchase price prior to September 30, 2016. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the condensed consolidated balance sheet.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(832,703)	$(1,541,050)
Net cash used in investing activities	(7,736)	(12,772)
Net cash provided by financing activities	830,284	1,407,125

Net cash used in operating activities decreased primarily due to deferring payment to vendors and management. Our investing activity relates to purchasing equipment in 2015 and the development of patents in both years. Cash provided by financing activities included sale of common stock for $555,500 and $1,095,020, respectively, and debt borrowings of $643,347 and $325,000, respectively, during 2016 and 2015.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $42,964,641 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in negotiating any such funding arrangements or raising additional financing and accomplishing these objectives.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2016, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016.

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

Additionally, on February 20, 2015, the Court issued its preliminary approval to the derivative action settlement agreement (the “DASA’), which would lead to the ultimate dismissal of the derivative suit also filed by Spirit Bear in the same action. The Court has scheduled a fairness hearing for November 20, 2015, to consider giving its final approval to the DASA. No shareholder filed any objections to the DASA by April 30, 2015, which was the deadline established by the Court for filing objections. On October 22, 2015, however, Peak Finance, LLC (“Peak Finance”) filed a Motion to Intervene in the action seeking, among other things, approval to file a new derivative Complaint in this matter. The Company has opposed this Motion.

At the November 20, 2015 fairness hearing, the Court denied Peak Finance’s Motion to Intervene. However, the Court did allow Peak Finance to formally argue its objections to the DASA. The Court ordered additional briefing on certain issues which has now been completed. The Court further ordered another hearing to consider the DASA on April 1, 2016.

On April 1, 2016, Peak Finance and the Company advised the Court that they had agreed in principle to a settlement that would include withdrawal of Peak Finance’s objection to the DASA. On April 20, 2016, the parties filed a Stipulation and Proposed Order for Withdrawal of Objection to DASA which was granted by the Court on April 21, 2016. On May 3, 2016, the Court issued an Order which fully and finally approved the DASA and dismissed the case, with prejudice.

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

U.S. District Court, District of Nevada

On August 31, 2015, the Company received notice of a summons in the matter styled Peak Finance, LLC, Derivatively on Behalf of Nominal Defendant, HPEV, Inc. v. Hassett, et al., No. 2:15-cv-01590-GMN-CWH, filed in the United States District Court for the District of Nevada (the “Peak Finance Claim”). Plaintiff Peak Finance, LLC (“Peak Finance”) alleges that certain members of the Company’s Board of Directors and officers caused a misleading proxy statement to issue and breached alleged fiduciary duties from and after June 18, 2013. Peak Finance further alleges that its claim is related to the Spirit Bear Lawsuit described above. The Company has not determined that there is any merit to the allegations, and has decided to submit the claims to an Independent Director Committee consisting of Directors Christopher McKee, Richard J. “Dick” Schul, and Donald Bowman for their review and consideration. Additionally, on September 28, 2015, the Company filed a motion to dismiss the initial Complaint filed by Peak Finance. On October 22, 2015, rather than oppose the motion to dismiss, Peak Finance filed an amended complaint in this case in addition to the Motion to Intervene in the pending Spirit Bear litigation set forth above. On November 9, 2015, the Company filed a new motion to dismiss the first amended complaint filed by Peak Finance on October 22, 2015. No hearing is presently scheduled on this motion to dismiss.

On April 20, 2016, the parties filed a Stipulation and [Proposed] Order Regarding Settlement. This Stipulation sought the Court’s preliminary approval of a settlement agreement negotiated between the parties (“Settlement Agreement”) which, if fully and finally approved by the Court, would lead to the dismissal of this action. By Order dated May 18, 2016, the Court, subject to receipt and consideration of any objections filed by non-party shareholders, preliminarily approved the proposed Settlement Agreement. The Court further set a deadline of July 29, 2016 for filing objections to the Settlement Agreement. No objections to the Settlement Agreement were filed by July 29, 2016. The parties intend on filing a stipulation seeking final approval of the Settlement Agreement and dismissal of the case as soon as practicable.

On October 11, 2016, the United States District Court, District of Nevada orally approved the derivative action settlement agreement (“Peak Settlement Agreement”) reached in Peak Finance, LLC v. Timothy J. Hassett et. al., Case No. 2:15-cv-01590-GMN-CWH. Noting that no non-party shareholder filed any objections to the Peak Settlement Agreement, the District Court specifically found that it is “fundamentally fair, reasonable and adequate” and serves the best interest of the Company.  The Court further directed that counsel for the parties prepare a proposed formal written order finally approving the Peak Settlement Agreement and dismissing the case.

On October 20, 2016, the Derivative Action Settlement Agreement was formally approved and the case was formally dismissed with prejudice.

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

On July 26, 2016, we issued 675,060 shares of our common stock upon conversion of principal and interest of convertible debt of $25,000.

On August 8, 2016, we issued 2,179,818 shares of our common stock upon conversion of principal and interest of convertible debt of $78,037.50

On August 8, 2016, we issued 1,479,728 shares of our common stock upon conversion of principal and interest of convertible debt of $50,000.

On August 9, 2016, we issued 498,422 shares of our common stock upon conversion of principal and interest of convertible debt of $15,000.

On August 12, 2016, we sold a total of 909,090 shares of our Series B preferred stock and a five year warrant to purchase 909,090 shares of our common stock at an exercise price of $0.07 to an accredited investor in a private offering.

On August 12, 2016, we sold at total of 909,090 shares of our Series B preferred stock and a five year warrant to purchase 909,090 shares of our common stock at an exercise price of $0.07 to an accredited investor in a private offering.

On August 12, 2016, for consideration of $50,000 in services, we sold at total of 909,090 shares of our Series B preferred stock and a five year warrant to purchase 909,090 shares of our common stock at an exercise price of $0.07 to an accredited investor in a private offering.

On August 12, 2016, for consideration of $50,000, we sold to a director, Daniel Ustian, 909,090 shares of our Series B preferred stock and a five year warrant to purchase 909,090 shares of our common stock at a an exercise price of $0.07.

On August 16, 2016, we issued 2,388,988 shares of our common stock upon conversion of principal and interest of convertible debt of $40,350.

On August 16, 2016, we issued 2,936,798 shares of our common stock upon conversion of principal and interest of convertible debt of $52,275.

On August 16, 2016, we sold a total of 100,000 shares of our common stock and a three year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.07 to an accredited investor in a private offering. The warrant may be exercised on a cashless basis.

On August 17, 2016, we issued 637,207 shares of our common stock upon conversion of principal and interest of convertible debt of $10,541,

On August 30, 2016, we issued 1,953,125 shares of our common stock upon conversion of principal and interest of convertible debt of $25,000.

On August 30, 2016, we issued 4,313,339 shares of our common stock upon conversion of principal and interest of convertible debt of $54,650.

On October 7, 2016, we issued 4,304,229 shares of our common stock upon partial conversion of an adjusted warrant originally issued in connection with $400,000 of principal and interest of convertible debt.

On October 7, 2016, we issued 5,469,113 shares of our common stock upon partial conversion of an adjusted warrant originally issued in connection with $400,000 of principal and interest of convertible debt

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

Cool Technologies, Inc.

Dated: November 17, 2016	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 17, 2016	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

