Form 10-K
period 2016-12-31
COOL TECHNOLOGIES, INC.
filed 2017-04-17
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates based upon the closing price of $0.08 per share of such common stock as of June 30, 2016, was $5,788,298.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 116,572,312 shares of common stock as of April 12, 2017.

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

As of April 12, 2017, we have six patents and six patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, (applications commonly referred to as 'thermal' or 'heat dispersion technology') and a parallel vehicle power platform. We also have a Patent Cooperation Treaty ("PCT") application filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology. The Company intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by the Company's proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

On October 7, 2016, our Board of Directors and the holders of all of the issued and outstanding shares of Series B Stock of the Company representing 66 2/3% of the voting stock of the Company adopted resolutions which authorized the Company to act on a proposal to effect a reverse stock split on the issued and outstanding shares of common stock of the Company on a 15:1 basis.

We filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares, effective March 22, 2017. We currently believe that the increase in authorized share capital eliminates the need for any other type of corporate action such as a reverse stock split.

Business Description

We have developed and are commercializing thermal dispersion technologies in various product platforms, and have developed and are commercializing a parallel power gearing system around which we have designed a vehicle retrofit system. In conjunction, we have applied for trademarks for one of our technologies and its acronym. The Company currently has one trademark: TEHPC which is an acronym for Totally Enclosed Heat Pipe Cooled. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and reduce manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles.

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

In October 2015, Kato Engineering, a business unit of Nidec, conducted two heat run tests. The tests were performed at a 0.8 power factor and tested rated load temperature using the Emerson LS 625KVA generator with and without the our heat dispersion system. Our results were then compared with results of tests performed at a 0.8 power factor using the generator's standard-issue, totally enclosed water-to-air cooled (TEWAC) system.

A comparison of all test results produced by the various testing agencies revealed a minor variance in some readings. A plan has been designed to optimize our technology to produce consistent results within a specific parameter. We believe this should enable an OEM (original equipment manufacturer) to offer our technology as an option.

The successful testing also represents a significant advance in our product development agreements with manufacturing partners. We anticipate that we will begin to enter into license agreements upon completion of the required design refinements and field testing to industry or governmental standards. At this point, the product will be ready to be manufactured on the licensee's regular production line. Any additional field tests will be at the discretion of the licensee.

We also plan to incorporate heat pipes in vehicle components which generate heat such as brake calipers, resistors and rotors. The new brake components should be incorporated in conversion vehicles when revenues justify their testing and production.

Our revenue model for the heat dispersion technology is to license the technology in exchange for royalties.

Thermal Technology Target Markets: Generators

Large kilowatt:	prime power
Stationary:	emergency back-up
Commercial Mobile:	construction, utilities, mining, drilling
Consumer:	home standby, recreation
Rental:	mobile + light towers, pumps, compressors

Mobile Power Generation (MG)

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

Company management, along with key directors and members of the Board of Advisors have utilized 2016 to do extensive market research, interview prospective customers, hold up-fitter meetings and perform channel-to market evaluation. They have put the plans in place for coverage for upfront sales, specification influence, full up-fitting capabilities with aftermarket parts and service as we currently intend to launch our MG30-MG80 products in the first half of 2017. In the fourth quarter of 2016, we demonstrated the Mobile Generation system to associates of the Company and potential customers. In the first quarter of 2017, we provided the first public demonstration of a 30 kilovolt amp (kVA) MG system at the North American International Auto Show in Detroit, Michigan.

Our revenue model for Mobile Generation will be driven by the efforts of partner up-fitters and truck body builders along with regional sales teams and independent representatives.

We believe that in head-to-head competition with tow behind generators, our mobile generation technology should prove very disruptive. Operators in such markets as utility, telecom and tree service, to name a few, will be able to work in remote locations without having to tow or drop in a generator. We believe that the reduction in overall weight and size should also deliver significant operating efficiencies and savings to work truck fleets.

Weight of 55 kW tow behind: 6,367 lbs.	Weight of Cool Tech 55 kW MG System: 1,005 lbs.

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

Mobile Electric Power (MG30-MG200)

Management believes that the Company can compete in the mobile electric power market because there is a need for on-board generators, as opposed to trailer-mounted generators towed behind a vehicle. A primary benefit will be that the under-chassis installation will allow a truck to tow other trailers and equipment, however, we anticipate that the greatest selling point will be value. In comparison to the purchase price of a new Doosan towable generator, we believe we can provide up to 200 kilowatts ("kW") of auxiliary mobile power to any location for less than half the production cost of a towable, trailer-mounted generator, which may weigh over 10,000 pounds. We intend to deliver the same power at under 3,000 pounds. Our Mobile Generation system will also offer the same features of a tow behind generator including single and three phase outputs as well as a full function generator panel with enhanced capabilities including a touchscreen, digital controls and optional telematics.

Our target markets will initially center on industries and entities that rarely or never unhook their tow-behind generators from their work trucks. In industry parlance, they are always plugged in.

Mobile Generation System Target Markets Target	Markets by Size

Truck Up-fitters & Service Centers	Asia
Global Construction	North America
Global Energy	Africa
Utilities	Latin America
Military	Middle East

We believe our competition in the mobile generator market will be from well-established companies such as Cummins, Caterpillar, Doosan, Wacker Neuson, Multi Quip and Generac. All of them offer towable, trailer-mounted generators. Only Cummins Onan offers an onboard generator and it is specifically engineered for mobile emergency vehicle use.

Portable generators also address a need for mobile electric power in the commercial, leisure and residential markets. As outputs tend to range from 1 to 20 kilowatts, the competition they provide is only at the lowest end of our power output spectrum and only from the higher power, higher quality and higher price commercial level units. Onan, Honda and Kohler are among the well-established brand names in the market. There are more than 40-manufacturing companies in the U.S that produce portable generators.

A standard option that is usually ordered from the manufacturer when purchasing a truck is a power take-off or PTO. PTOs are mounted to a truck’s drivetrain and redirect engine power to operate onboard equipment. Integrated power systems use the PTO to run an alternating current generator.

Real Power from Contour Hardening, Inc. offers one and three phase AC power systems driven by a PTO. According to their website, system voltages range from 10 to 200 kW. Systems under 100 kW retrofit under the beds of diesel trucks as small as Ford F-250s. Systems larger than 100 kW require Class 6 diesel trucks and a side mount. The retrofits integrate with the fuel system and generator speed is controlled automatically by the vehicle’s engine.

Modular integrated systems offer varying combinations of air compressors, welders, hydraulics and generators. Vanair Manufacturing, Inc’s Underdeck uses a PTO to power air compressors, hydraulics and either 6.6 or 9.6 kW generators, according to the company’s website. Their truck-mounted Air ‘n’ Arc All in One Power system adds welding and battery charger/booster capabilities and exports 4.2 to 7 kW from generators run by a second separate engine.

HIPPO Multipower packages hydraulic, air, electric and welding into a single unit. The company website showcases two models, one which connects to a truck’s PTO. The other is powered by a separate diesel engine. Power exported ranges from 5.2 to 9 kW. Units are traditionally mounted on the side or in the bed of a work truck.

The Miller Enpak from Miller Electric Manufacturing Company which is owned by Illinois Tool Works, Inc. offers the same package powered by a separate diesel engine that exports 6 kW of power, according to Miller’s website.

Many electric vehicles (“EV”) and plug-in hybrid electric vehicles (“PHEV”) can use excess battery capacity to provide exportable power with no idling. Most can be recharged from either the electrical grid or the vehicle’s engine.

According to the VIA Motors Inc. website, the company is converting Chevrolet Silverado pick-up trucks into hybrids with a panel to provide AC power through 115 and 240 volt electrical plugs. The optional power export module provides 14.4 kW at 60 amps. The company is also working on a utility-grade output module to deliver 50 kW. VIA Motors is producing crew-cab versions with prices in the $65,000 range, according to a January 2015 article in Bloomberg.com.

Workhouse Group, Inc. has announced on their website plans to offer 7.2 Kilowatts of exportable power with an option for 14.4 kilowatts from their Plug-in Electric Pickup Truck. The company is taking pre-orders.

Odyne Systems, LLC, is a manufacturer of hybrid systems for medium and heavy-duty work trucks over 14,000 pounds. According to their website, the systems are capable of exporting 6 to 18 kW of AC power.

Another way EV and PHEV can power onboard equipment is through an ePTO or electric power take-off which is essentially a battery-powered version of a PTO.

Terex’s Corporation’s hybrid-electric system, HyPower, targets the utility industry, specifically aerial lift, bucket truck and digger derrick applications. According to the company’s website, it features a plug-in ePTO that harnesses stored energy from rechargeable batteries to power onboard equipment and export up to 3.8 kW of power for up to six hours before needing to be recharged.

Efficient Drivetrains, Inc. (“EDI”) develops and markets a range of PHEV and EV drivetrain systems. The drivetrain integrates with light, medium, or heavy duty vehicle designs. Their exportable power options provide 50 up to 120 kW of power for up to 12 hours. As noted in their website, the company recently introduced a Class 6 plug-in hybrid electric truck that exports as much as 160 kW of power.

We believe that EDI is one of the few companies that offers an option to export synchronized power that enables the vehicle to connect directly to the utility power grid.

According to their website, Electric Vehicles International, LLC, is developing a plug-in series hybrid truck that will have a 100 kW exportable power option.

Other companies use a vehicle's engine to charge on-board batteries, which then run the generator when the vehicle is stopped. While this eliminates idling, output tends to be less than 50 kilowatts (kW) and lithium-ion batteries typically power the system. The batteries have limited runtimes and a shorter lifespan than acid batteries. In addition, they must be cooled to operate properly.

Altec Inc. JEMS (Jobsite Energy Management System) is an integrated plug-in system that uses stored electrical energy to power equipment and provide up to 18.3 kW of exportable power, according to the company’s website.

Two companies dominate belt driven systems: Aura Systems, Inc. and Mobile Electric Power Solutions, Inc. ("MEPS"). Both systems use a vehicle's engine to power a generator and produce electricity whenever the engine is running. The interface to the vehicle is under the hood via a separate belt system. Both are very efficient, capable of delivering the rated power at or near the engine's idle revolutions per minute ("RPM").

MEPS uses the alternator to power a belt-driven system that provides up to 15 kW. Both companies provide clean power to operate sophisticated electronic equipment. MEPS delivers alternating current ("AC") power, whereas Aura Systems outputs both AC and direct current ("DC").

A variety of MEPS engine or transmission-based electrical power take-off systems also provide exportable power. They tend to output small amounts in the range of 7 kW of 110/220 volt power. MEPS is able to align two generators to double the output to 15 kW.

Our Mobile Generation system can also be used as a Level 2 charging unit for electric vehicles. ‘Levels’ indicate the charging power. The higher the level, the higher the power. More power equals shorter charging times. Level 2 is typically 240 volt AC current. It is compatible with most electric and plug-in hybrid vehicles. Depending on the battery technology, it takes about 4 to 6 hours to fully charge an electric vehicle. By utilizing the system’s telematics capability and its associated connection to the Internet, an MG retrofitted truck can be alerted by either the driver or the electric vehicle itself.

We currently intend to offer Level 3 charging which relies on 480 volt DC (direct current) power within a year. Most Level 3 chargers provide an 80% charge in 30 minutes. At that point, we believe that the system should become a viable and cost effective substitute for a standard charging station.

The only competition for mobile electric vehicle charging of which we are aware is Real Power, a division of Contour Hardening, Inc. Their self-contained system allows for Level 3 DC fast charging of compatible electric vehicles and uses a PTO driven generator.

Some of our potential competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal and may be able to respond more quickly and efficiently to changes in the marketplace, whether as a result of technological, economic or customer requirements or preferences.

This also enhances their ability to obtain top engineering talent as well as sales representatives with strong industry ties. Plus, their greater market clout could effectively overwhelm our promotional and marketing efforts.

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

Production level quantities will be handled by KATO Engineering, a business unit of Nidec Corporation, with a backup of multiple other sources, if needed, such as Regal Beloit, Generac, etc. As for a supplier of our PPIG gearing system, we have identified and are working with both North American and Asian partners. We hope to obtain the balance of the components from a number of other suppliers.

For the thermal technology applications in electric motors, Thermacore, Inc. will supply the heat pipes and mechanical structure, which combine to make the heat exchangers. We will coordinate with Thermacore to combine our thermal technology with Thermacore technology in the creation of heat exchangers.

For dry pit submersibles, we intend to purchase the wound stator and the rotor-shaft from Nidec Motor Corporation or other partner sources such as Baldor Electric, Regal Beloit and others. We intend to purchase the fully-machined castings from the Quality Castings Company, located in Orville, Ohio. We intend that these components will then be assembled and tested by Consulting Point, Inc. located in Brownsville, Texas or another partner assembler in the USA.

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

As of April 12, 2017, we own six US patents and have six patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications and a parallel vehicle platform We also have a PCT application filed for a heat pipe-cooled brake system. In addition, we have applied for and received a trademark for an acronym for one of our technologies: "TEHPC".

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

The following table sets forth the patents we own or license which we believe support our technology.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
8,283,818 B2	US	February 4, 2010	October 9, 2012	October 9, 2032	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	March 13, 2032	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	April 3, 2032	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	June 12, 2032	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	August 4, 2029	Electric Motor with Heat Pipes
9,543,809	US	February 25, 2014	January 10, 2017	January 10, 2017	Radial Vent Heat Pipes

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

The Company intends to add a mobile power generation system to Class 3-5 work trucks. In addition to an existing generator incorporating our thermal technology, the stand-alone version of our auxiliary mobile power system will include a specialized gearing package, which connects the drive train to a generator that will be added on-board. We believe that the vehicle and drive train will operate normally in accordance with manufacturer's specifications and that no regulations will be violated or exceeded as well. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

Our designs comply with current EPA emission standards and we believe they will comply with future requirements.

No original vehicle parts will be significantly modified in the retrofitting process. There will be some additional parts (generator, gearing system, touchscreens, software, sensors and controls) added, but these parts will not change how the vehicle operates in any way. Although we will be adding a gearing package to connect the drive train to the generator, the rest of the drive train will operate according to the manufacturer's specifications. Therefore, we believe that the original warranty will remain in effect and we do not believe that the conversion will violate the Magnuson-Moss Act.

The Magnuson-Moss Warranty Act is a federal law that protects consumers by barring a vehicle manufacturer from voiding the warranty on a vehicle due to an aftermarket part unless the manufacturer can prove that the aftermarket part caused or contributed to the failure in the vehicle. It’s is likely the Company will warranty the Parallel Power Input Gearbox it has designed and commissioned . All of our other components (generator, human machine interface, software, controller/sensors) will be warranted by their respective manufacturers.

The Department of Transportation, National Highway Traffic Safety Administration ("NHTSA") is charged with writing and enforcing safety and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle's chassis or their voltage is below specified levels considered safe from electric shock hazards. Our planned no-idle version of our Mobile Generation system will be designed to meet or exceed these requirements.

In addition, the total weight of the additional components should remain within the vehicle's gross vehicle weight rating. As a result, we believe that our conversions will be in compliance with federal and state transportation regulations.

Most of our other components (motor, drive, controller/sensors) will be warranted by their respective manufacturers.

While we do not create and market our products around government subsidies and tax incentives, an MG truck equipped with a charger can provide a Level II charge to one or more electric vehicles. Our 200 kVA truck will enable Level III DC fast charging capability. Assuming the MG truck qualifies as a charging station.at least 26 states and a number of municipalities offer tax credits or rebates for electric vehicle charging stations.

If we fulfill all elements of our business plan, we will have to prepare for, understand and ultimately meet emerging product environmental regulations around the world. Our products will have to comply with the current emission standards that went into effect in the European Union in 2015. as well as the standards in other international markets, including Japan, Mexico, Australia, Brazil, Russia, India and China that are becoming more stringent.

Employees

As of April 12, 2017, we had three full time employees and no part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During the years 2016 and 2015, we incurred research and development costs of $251,722 and $824,711, respectively. Such costs were not borne directly by customers.

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

Item 3. Legal Proceedings

U.S. District Court Action, District of Nevada

Effective May 1, 2015, we executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of the Settlement Agreement. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignations from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,845,072 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Series A Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them.

On August 28, 2015, the parties filed a Stipulation to dismiss the direct claims of the Company against Spirit Bear and of Spirit Bear against the Company in the Nevada Lawsuit. By Order dated September 1, 2015 and filed September 2, 2015, the Court ordered dismissal of all direct claims in the Nevada Lawsuit.

Additionally, on February 20, 2015, the Court issued its preliminary approval to the derivative action settlement agreement (the "DASA") which would lead to the ultimate dismissal of the derivative suit also filed by Spirit Bear in the same action. The Court scheduled a fairness hearing for November 20, 2015 to consider giving its final approval to the DASA. No shareholder filed any objections to the DASA by April 30, 2015 which was the deadline established by the Court for filing objections. However, on October 22, 2015, Peak Finance, LLC (“Peak”) filed a Motion to Intervene in the action seeking, among other things, approval to file a new derivative complaint in this matter. The Company opposed this Motion.

At the November 20, 2015 fairness hearing, the Court denied Peak’s Motion to Intervene. However, the Court did allow Peak Finance to formally argue its objections to the DASA. The Court ordered additional briefing on certain issues. The Court ordered another hearing to consider the DASA on April 1, 2016.

On April 1, 2016, Peak and the Company advised the Court that they had agreed in principle to a settlement that would include withdrawal of Peak’s objection to the DASA. On April 20, 2016, the parties filed a Stipulation and Proposed Order for Withdrawal of Objection to DASA which was granted by the Court on April 21, 2016. On May 3, 2016, the Court issued an Order which fully and finally approved the DASA and dismissed the case, with prejudice.

Spirit Bear Ltd.

Effective May 1, 2015, we executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of the Settlement Agreement. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignation from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,845,072 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Series A Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them.

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

On November 4, 2016, Spirit Bear agreed to the withdrawal of the registration statement in exchange for confirmation that the warrants owned by Spirit Bear and its associate which were subject to a separate court action shall not expire even if the court action continued beyond the warrants’ initial expiration date. The registration had not been declared effective by the SEC and the Company filed a request to withdraw the Registration Statement on November 14, 2016.

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

Subsequent to the dismissal, an Independent Directors Committee consisting of directors Christopher McKee, Richard J. "Dick" Schul and Donald Bowman reviewed the allegations made by Peak Finance, LLC to determine a proper corporate response. On December 6, 2016, a quorum of the members of the Independent Directors Committee met with Peak Finance, LLC in New York City, in order to fulfill the judges’ final orders. No further action is required by the Company in this matter.

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK against the Company and Timothy Hassett, the Company’s Chief Executive Office alleging damages of $1,100,000 for breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. The Company is contesting the suit and has filed motions to dismiss.

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

Quarter Ended	High	Low

March 31, 2016	$0.53	$0.16
June 30, 2016	$0.30	$0.08
September 30, 2016	$0.18	$0.02
December 31, 2016	$0.17	$0.09
March 31, 2015	$0.74	$0.46
June 30, 2015	$0.58	$0.37
September 30, 2015	$0.43	$0.17
December 31, 2015	$0.30	$0.10

The last reported sales price of our common stock on the OTCQB on April 12, 2017, was $0.24.

As of April 12, 2017, there were 212 stockholders of record of our common stock..

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--		--	--

Equity compensation plans not approved by security holders	7,474,090	(1)	$1.28	--

______________

(1)

Represents (i) options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Timothy Hassett and Mark Hodowanec; (ii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iii) warrants to purchase 3,474,090 shares of common stock as set forth in Note 7 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On October 7, 2016, we issued 4,304,229 shares of our common stock upon partial conversion of a warrant originally issued in connection with $400,000 of principal and interest of convertible debt.

On October 7, 2016, we issued 5,469,113 shares of our common stock upon partial conversion of a warrant originally issued in connection with $400,000 of principal and interest of convertible debt

On November 7, 2016, we sold 100,000 shares and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.07, to an accredited investor in a private offering. We received $5,500 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On November 10, 2016, we issued 800,000 shares of common stock to Gemini Master Fund, Ltd and 200,000 shares of common stock to Black Mountain Equities, Inc. in connection with the sale of promissory notes in the principal amounts of $180,000 and $45,000, respectively.

On November 14, 2016, pursuant to the issuance of a convertible promissory note for $110,000, we issued 350,000 shares of common stock as inducement shares to Lucas Hoppel.

On November 30, 2016, we issued 147,393 shares of our common stock upon conversion of principal and interest of convertible debt of $10,490.73 to Tangiers Global, LLC..

On November 7, 2016, we issued 300,000 shares of our common stock to Spirit Bear upon conversion of 6 shares of our Series A convertible preferred stock (“Series A Stock”)

On December 23, 2016, we sold 650,000 shares of our common stock and a five-year warrant to purchase 650,000 shares of our common stock at an exercise price of $0.12 and a five-year warrant to purchase 650,000 shares of our common stock at an exercise price of $0.15 to an accredited investor in a private offering. We received $65,000 as consideration for the sale.

On December 30, 2016, we issued 50,000 shares of our common stock and a five-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.16 to Christian Pacetti in exchange for partial payment of an outstanding invoice for services provided to the Company.

On December 30, 2016, we issued a three- year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.01 per share to a consultant for accounting services provided to the Company.

On January 17, 2017, we issued 800,000 shares of common stock to Sprit Bear upon the conversion of 16 shares of our Series A Stock.

On February 8, 2017, we issued 34,076 shares of our common stock upon conversion of interest on convertible debt of $54,650 by Tangiers Global, LLC.

On February 9, 2017, pursuant to the issuance of a convertible promissory note for $110,000, we issued 200,000 shares of common stock as inducement shares to Lucas Hoppel.

On February 16, 2017, we issued 1,250,000 shares of our common stock to Bellridge Capital LP as a commitment fee for a $5,000,000 Equity Line of Credit.

On March 14, 2017, we issued 200,000 shares of our common stock to Bellridge Capital LP as a commitment fee for a 5% Convertible Note.

On March 20, 2017, we issued 750,000 shares of common stock to Spirit Bear upon the conversion of 15 shares of our Series A Stock .

On April 6, 2017, we issued 600,000 shares of common stock to Sprit Bear upon the conversion of 12 shares of our Series A Stock.

On April 6, 2017, pursuant to the issuance of a convertible promissory note for $165,000, we issued 300,000 shares of common stock as inducement shares to Lucas Hoppel.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, a parallel power input gearbox around which we have designed a mobile generator system and an electric load assist technology around which we have designed a vehicle retrofit system. As part of the commercialization efforts, we have applied for and received a trademark for our Totally Enclosed Heat Pipe Cooled technology or 'TEHPC'.

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

PGC will be entitled to (i) a three-year (commencing upon vesting) cashless warrant to purchase an aggregate of 1,530,000 shares of common stock exercisable at $1.00 per share that vests ratably upon reaching incremental revenues of $3,000,000 (from MG product sales which result from the efforts of Dennis Campbell and PGC) with a total target revenue of $100,000,000 and (ii) a three-year cashless warrant to purchase an aggregate of 720,000 shares of common stock at an exercise price of $1.00 that vests ratably on a quarterly basis; and (iii) 500,000 shares of our common stock that vest upon reaching revenues of $100,000,000 or upon sale of the Company. PGC will also be entitled to a $25,000 cash bonus at sales milestones for every $5,000,000 in new revenue.

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

On October 31, 2016, the Company filed an amended and restated Series B Preferred Stock Certificate of Designation (which was originally filed with the Secretary of State of Nevada on April 19, 2016, and amended on August 12, 2016) to designate 3,636,360 shares as Series B Preferred Stock and to provide for supermajority 66 2/3% voting rights for the Series B Preferred Stock. The Series B Preferred Stock will not bear dividends, will not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company, and will have no other preferences, rights, restrictions, or qualifications, except as otherwise provided by law or the articles of incorporation of the Company. The holders of Class B Stock shall have the right, at such holder’s option, at any time to convert such shares into common stock, in a conversion ratio of one share of common stock for each share of Class B Stock. If the common stock trades or is quoted at a price per share in excess of $2.25 for any twenty consecutive day trading period, (subject to appropriate adjustment for forward or reverse stock splits, recapitalizations, stock dividends and the like), the Series B Stock will automatically be convertible into the common stock in a conversion ratio of one share of common stock for each share of Series B Stock. The Series B Stock may not be sold, hypothecated, transferred, assigned or disposed without the prior written consent of the Company and the holders of the outstanding Series B Preferred Stock.

Bellridge Capital, LP

On December 6, 2016, we entered into a securities purchase agreement and a registration rights agreement (the “Registration Rights Agreement”) with Bellridge, pursuant to which Bellridge has agreed to purchase from us up to $5,000,000 in shares of our common stock, subject to certain limitations from time to time over a 36 month period commencing on the date of effectiveness of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement. We may direct Bellridge, at our sole discretion and subject to certain conditions, to purchase a minimum of $25,000 and a maximum of $500,000 of shares (each a “Draw Down”) that is no more than 300% of the average trading volume of our common stock during the 10 day period immediately prior to the Draw Down. In addition, we may direct Bellridge to purchase shares only if during the fifteen consecutive days following a Draw Down request by us, the common stock equals or exceeds $0.06 per share. We will control the timing and amount of any sales of common stock to Bellridge but we may not request a Draw Down less than ten business days apart. The proceeds received by us are expected to be used for general corporate purposes. The securities purchase agreement limits our sales of shares of common stock to Bellridge to no more than the number of shares that would result in the beneficial ownership by Bellridge, at any single point in time, of more than 4.99% of the then outstanding shares of our common stock. However, the 4.99% limitation may be increased by Bellridge up to 9.99% upon at least 61 days’ prior notice to us. As consideration for its commitment to purchase shares of common stock pursuant to the securities purchase agreement, we issued to Bellridge 1,250,000 shares of common stock on February 16, 2017.

On December 6, 2016, we also entered into a note purchase agreement which provides for the purchase by Bellridge of up to an aggregate of $150,000 principal amount of convertible promissory notes (the “Notes”). The Notes have a 5% original issue discount and bear interest at 5% per annum (or the lesser of 22% per annum or the maximum amount permitted by applicable law in the event of a default as described in the Notes). On December 7, 2016, $85,000 was paid pursuant to the initial Note (after the deduction of $10,000 for Bellridge’s legal expenses) which is due on December 5, 2017. On December 28, 2016, after the filing by the Company of a registration statement with the SEC, the Company issued Bellridge another Note in the original principal amount of $50,000 for $47,500.

The Notes may be prepaid in whole or in part by the Company at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Notes are convertible into common stock (“Conversion Shares”) at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share. If the price per share of the common stock closes at less than $0.06 for any five out of ten consecutive trading days after the sooner to occur of the filing of the registration statement, (the “Market Price Decline Period”), or six months from the date of the Note, the Company has the right to prepay the Note at an amount equal to 125% of the then principal and interest due on the Note. However, if the Company fails to prepay the Note in its entirety during the thirty days following a Market Price Decline Period, then the conversion price floor of $0.06 per share will no longer be applicable.

If the Company fails to timely deliver shares to Bellridge upon conversion of the Notes, Bellridge will be entitled to liquidated damages of $10 per trading day for each $1,000 being converted (and $20 per day after the tenth trading day). If the Company fails to timely deliver share certificates and Bellridge is required by its brokerage firm to purchase, or its brokerage firm otherwise purchases, common stock to deliver in satisfaction of a sale by Bellridge of the Conversion Shares which Bellridge was entitled to receive, then the Company will (A) pay in cash the amount by which (x) Bellridge’s total purchase price for the common stock so purchased exceeds (y) the product of (1) the aggregate number of shares of common stock that Bellridge was entitled to receive from the conversion multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed and (B) at the option of Bellridge, either reissue (if surrendered) the Note in a principal amount equal to the principal amount of the attempted conversion (in which case such conversion shall be deemed rescinded) or deliver to Bellridge the number of shares of common stock that would have been issued if the Company had timely complied with its delivery requirements.

The Notes may not be converted to the extent that after giving effect to the conversion Bellridge and its affiliates would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding, which percentage may be increased to 9.99% upon not less than 61 days’ prior notice to the Company.

The Notes includes antidilution protection in the event of certain subsequent equity sales and dilutive issuances, purchase rights in subsequent rights offerings and pro rata distributions in the event of a dividend or other distribution by the Company. If the Company engages in a fundamental corporate action as described in the Notes, Bellridge will be entitled to receive shares or other consideration that it would have received for each share that would have been issuable upon conversion immediately before such fundamental corporate action.

So long as the Notes are outstanding, unless with the consent of the holders of the majority in principal amount of the then outstanding Notes, the Company will not create certain indebtedness, amend its charter to adversely affect Bellridge, or enter into transactions with affiliates, unless at arm’s length and approved by the majority of disinterested directors.

The Note Purchase Agreements also provided that it is an event of default if the Company does not obtain FINRA’s approval to effectuate a 1:15 reverse stock split no later than January 15, 2017, which was subsequently extended by Bellridge to April 24, 2017. On February 16, 2017, Bellridge agreed that in lieu of a reverse stock split the Company increase its authorized shares of common stock.

The Company also agreed to reserve the greater of (i) 1,000,000 shares of common stock or (ii) 300% of the maximum aggregate number of shares issued or issuable to Bellridge (without giving effect to any beneficial ownership restrictions).

So long as Bellridge owns the Notes and the shares issuable under the Notes, if the Company fails to satisfy certain current public information requirements under Rule 144 for more than 30 consecutive days, the Company will be required to pay liquidated damages to Bellridge in cash equal to 5% of the aggregate conversion price of the Note(s) on the day of a such failure and on every 30th day thereafter. If the Company fails to make such liquidated damages payments in a timely manner, such payments will bear interest of 1.5% per month until paid in full.

On March 14, 2017, the Company entered into an additional securities purchase agreement pursuant to which we issued Bellridge a one-year 5% convertible note in the principal amount of $78,750 for which we received $75,000. The terms of the securities purchase agreement entered into and the note issued to Bellridge on March 14, 2017 are the same as the terms of the securities purchase agreement and Notes dated December 6, 2016 described above.

We filed an amendment to our Articles of Amendment with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares, effective March 22, 2017. We currently believe that the increase in authorized share capital eliminates the need for any other type of corporate action such as a reverse stock split.

Craftsmen Industries, Inc.

As a consequence of the first public demonstration of the MG 30 kilovolt amp (“kVA”) system at the North America International Auto Show in Detroit in January, the Company entered into an agreement in principle, dated February 21, 2017, with Craftsmen Industries, Inc.(“Craftsmen’), a company engaged in the design, engineering and production of mobile marketing vehicles, experiential marketing platforms and industrial mobile solutions.

Beginning in April of 2017, Cool Technologies will deliver to Craftsmen Industries, a Class III Vehicle (Ford F-350 dually) up-fitted with a production-ready MG 30 kVA (single phase/three phase) system. For up to 60 days, the two companies will test, tune and finalize the system’s design to ensure it meets the technical criteria required by Craftsmen’s customer base and Cool Tech’s target customers.

Subsequently, Craftsmen invited the Company to demonstrate its mobile generation technology and the potential benefits for Craftsmen products at Craftsmen’s 35th Anniversary Party on April 27, 2017. Over 400 current and prospective Craftsmen customers are expected to be in the audience for the demonstrations. In addition, the Company believe that prospective customers and important industry contacts will accept invitations to be in attendance as well.

Classification and reclassification of common share equivalents

We determined that as of September 30, 2016, we did not have sufficient authorized shares of our common stock available for issuance under our outstanding convertible notes, warrants, options and convertible preferred stock. As a result, the common share equivalents that exceeded our authorized but unissued shares of common stock were reclassified from equity to derivative liabilities.

This reclassification resulted in a $8,285,484 increase to our derivative liability and a corresponding reduction to our additional paid-in capital. The derivative liability was subsequently marked to fair value and we recorded a gain of $4,555,523 as of December 31, 2016. The Company amended its Articles of Incorporation, effective March 22, 2017, to increase the number of authorized shares of common stock from 140,000,000 to 350,000,000 shares. Consequently, the Company currently has sufficient authorized shares for issuance pursuant to its outstanding securities that were reclassified as derivative liabilities. We anticipate that the Company’s financial statements for the quarter ending March 31, 2017, will reflect common share equivalents as equity marked to fair value and reclassified as additional paid-in capital.

While we understand that these adjustments are required under current accounting guidance, nonetheless, we believe that the volatility they introduce to our financial statements does not fully reflect the underlying economics of the Company and its common share equivalents.

As of September 30, 2016 and December 31, 2016, a substantial portion of our common share equivalents were out of the money and accordingly, may not have been economically beneficial to exercise or convert. In addition, many of the common share equivalents that were in the money as of September 30, 2016 and December 31, 2016 were subject to contractual limitations regarding their exercisability or convertibility.

Under these circumstances, we do not believe that the Company was ever in a position where it would have been unable to settle its common share equivalents. To date, the Company has fulfilled all exercise and conversion requests it has received.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2015 and 2016, which includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue as a going concern, we must raise additional capital to begin to generate revenue from our two product lines, so that we can fund our operations from our sales and licensing. If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended December 31,
	2016	2015	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	553,199	803,426	(250,227)	(31.1)%
Consulting	2,081,714	867,356	1,214,358	140.0%
Professional fees	332,767	614,935	(282,168)	(45.9)%
Research and development	251,724	824,711	(572,987)	(69.5)%
General and administrative	738,816	1,939,230	(1,200,414)	(61.9)%
Total operating expenses	3,958,220	5,049,658	(1,091,438)	(21.6)%

Other income and (expense)	3,102,334	(1,889,832)	4,992,166	(264.2)%

Net loss	(855,886)	(6,939,490)	6,083,604	(87.7)%

Less: Non controlling interest	(11,717)	(16,390)	4,673	(28.5)%

Net loss to shareholders	$(844,169)	$(6,923,100)	$6,078,931	(87.8)%

Revenues

During the years ended December 31, 2016 and 2015, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of our company

Operating Expenses

Operating expenses decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015, due primarily to a reduction in general and administrative costs which accounts for $1,200,414 of the decrease. During the year ended December 31, 2016, the Company’s officers received reduced salaries and had limited travel expense. The remaining decrease was due primarily to a decrease in research and development costs of $572,987, necessitated by limited funds.

Other Income and Expense

Interest expenses during the years ended December 31, 2016 and 2015 related primarily to our debt. The change in fair value of derivative liability reflects the change in fair value of the warrants and conversion features embedded in the convertible debt agreements entered into in February, May, August, November and December 2016 as well as September and December 2015, and also includes the change in fair value of common share equivalents previously reclassified to derivative liability as a result of insufficient authorized but unissued shares. The legal settlement expense in 2016 represents the difference between the value of the original warrants and the replacement warrants issued to Spirit Bear under the Waiver of Performance and Second Amendment to Settlement Agreement with Spirit Bear.

Net Loss and Noncontrolling Interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At December 31, 2016, we had cash and cash equivalents of $62,291.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $8,257,987 and $3,252,314, at December 31, 2016 and 2015, respectively. The decrease in working capital was due to an increase in derivative liability, accounts payable, amounts due to related parties, and incurring debt for working capital purposes.

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

In consideration for amending the Notes to permit borrowings by the Company of up to $6,500,000, we agreed to amend the Notes to enable the conversion price to be equal to the lesser of $0.12 and 70% of the average of three VWAPs from the 20 trading days prior to the notice of conversion. Furthermore, we agreed that if it were to issue new notes with greater discounts than those detailed above, the existing Notes would be reset to match the lower conversion price. Finally, we agreed to lower the exercise prices (from $0.21 to $0.168, and from $0.175 to $0.140, respectively) on two existing warrants totaling 500,)000 shares previously issued to the holder of the Notes and to issue a cashless, two year warrant to purchase 250,000 shares at an exercise price of $0.168 per share.

December 2015 Convertible Note -- In December 2015, we entered into a convertible note agreement, bearing interest payable quarterly at 10% allowing us to borrow up to $248,000, with principal due December 1, 2016. In December 2015, we received $200,000 under the convertible note agreement, with an original issue discount of $20,350 and $20,000 distributed to the lender's legal course for a total amount of $240,350, with $40,350 recorded as debt discount. In January 2016, we received the remaining $48,800 with an original issue discount of $5,850, for a total amount of $54,650 due on February 26, 2017. At the holder's option, a portion or all of the unpaid principal balance may be converted into shares of our common stock at a rate of $0.12 per share. In the event of a default, the conversion price becomes 70% of the volume weighted average price of our common stock during the three consecutive trading days immediately preceding the applicable conversion date. We also issued warrants to purchase 500,000 shares of our common stock in two separate tranches for 250,000 shares each, with exercise prices of 125% and 150% of our common stock price on the day prior to closing the agreement, or $0.175 per share and $0.21 per share. We determined that the conversion feature and the warrants meet the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet. The convertible note has prepayment penalties of 115%, 120%, 125% and 130%, respectively, in the event the note is settled within 45 days, 46-90 days, 91-120 days, and 121 days through the due date. We placed 13,291,667 shares of our common stock in escrow as collateral for this agreement.

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

May 2016 Convertible Note – In May 2016, we entered into a convertible note agreement. We received $120,600, bearing interest at 12%, with principal and interest payable on September 15, 2017 in a total amount of $141,102. In the event of default, the interest rate will be 18% per annum. At any time following the 180th day from the date of issuance, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 60% of the average of the lowest trading price in the fifteen trading days immediately preceding the request for conversion date. We determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet.

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

September 2016 Promissory Notes – In September 2016, we sold two promissory notes in the aggregate principal amount of $225,000. The notes totaled $180,000 and $45,000, respectively. Each note bears the same terms: 5% interest per annum with a maturity date of June 30, 2017. In the event of a default, the interest rate will increase to 18%.

November 2016 Convertible Note – In November 2016, we entered into a convertible note agreement. We received $100,000 with an original issue discount of $10,000 in lieu of interest for a total amount of $110,000 due on June 9, 2017. In exchange, the lender received 350,000 inducement shares and the right to convert a portion or all of the unpaid principal balance and interest at a conversion price of $0.07 per share. In the event of default, the outstanding balance will increase by 25%. Shares reserved for future conversions total 1,571,450.

December 2016 Equity Line of Credit -- On December 6, 2016, we entered into a securities purchase agreement and a registration rights agreement with Bellridge, pursuant to which Bellridge has agreed to purchase from us up to $5,000,000 in shares of our common stock, subject to certain limitations from time to time over a 36 month period commencing on the date of effectiveness of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement. We may direct Bellridge, at our sole discretion and subject to certain conditions, to purchase a minimum of $25,000 and a maximum of $500,000 of shares that is no more than 300% of the average trading volume of our common stock during the 10 day period immediately prior to the Draw Down. In addition, we may direct Bellridge to purchase shares only if during the fifteen consecutive days following a Draw Down request by us, the common stock equals or exceeds $0.06 per share. We will control the timing and amount of any sales of common stock to Bellridge but we may not request a Draw Down less than ten business days apart. The proceeds received by us are expected to be used for general corporate purposes. The securities purchase agreement limits our sales of shares of common stock to Bellridge to no more than the number of shares that would result in the beneficial ownership by Bellridge, at any single point in time, of more than 4.99% of the then outstanding shares of our common stock. However, the 4.99% limitation may be increased by Bellridge up to 9.99% upon at least 61 days’ prior notice to us. As consideration for its commitment to purchase shares of common stock pursuant to the securities purchase agreement, we issued to Bellridge 1,250,000 shares of common stock on February 16, 2017.

December 2016 Convertible Promissory Notes -- On December 6, 2016, we also entered into a note purchase agreement which provides for the purchase by Bellridge of up to an aggregate of $150,000 principal amount of the Notes. The Notes have a 5% original issue discount and bear interest at 5% per annum (or the lesser of 22% per annum or the maximum amount permitted by applicable law in the event of a default as described in the Notes). On December 7, 2016, $85,000 was paid pursuant to the initial Note (after the deduction of $10,000 for Bellridge’s legal expenses) which is due on December 5, 2017. On December 28, 2016, after the filing by the Company of a registration statement with the SEC, the Company issued Bellridge another Note in the original principal amount of $50,000 for $47,500.

The Notes may be prepaid in whole or in part by the Company at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Notes are convertible into common stock at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share. If the price per share of the common stock closes at less than $0.06 for any five out of ten consecutive trading days after the sooner to occur of the filing of the registration statement, or six months from the date of the Note, the Company has the right to prepay the Note at an amount equal to 125% of the then principal and interest due on the Note. However, if the Company fails to prepay the Note in its entirety during the thirty days following a Market Price Decline Period, then the conversion price floor of $0.06 per share will no longer be applicable.

If the Company fails to timely deliver shares to Bellridge upon conversion of the Notes, Bellridge will be entitled to liquidated damages of $10 per trading day for each $1,000 being converted (and $20 per day after the tenth trading day). If the Company fails to timely deliver share certificates and Bellridge is required by its brokerage firm to purchase, or its brokerage firm otherwise purchases, common stock to deliver in satisfaction of a sale by Bellridge of the Conversion Shares which Bellridge was entitled to receive, then the Company will (A) pay in cash the amount by which (x) Bellridge’s total purchase price for the common stock so purchased exceeds (y) the product of (1) the aggregate number of shares of common stock that Bellridge was entitled to receive from the conversion multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed and (B) at the option of Bellridge, either reissue (if surrendered) the Note in a principal amount equal to the principal amount of the attempted conversion (in which case such conversion shall be deemed rescinded) or deliver to Bellridge the number of shares of common stock that would have been issued if the Company had timely complied with its delivery requirements.

The Note may not be converted to the extent that after giving effect to the conversion Bellridge and its affiliates would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding, which percentage may be increased to 9.99% upon not less than 61 days’ prior notice to the Company.

The Note includes antidilution protection in the event of certain subsequent equity sales and dilutive issuances, purchase rights in subsequent rights offerings and pro rata distributions in the event of a dividend or other distribution by the Company. If the Company engages in a fundamental corporate action as described in the Note, Bellridge will be entitled to receive shares or other consideration that it would have received for each share that would have been issuable upon conversion immediately before such fundamental corporate action.

So long as the Note is outstanding, unless with the consent of the holders of the majority in principal amount of the then outstanding Notes, the Company will not create certain indebtedness, amend its charter to adversely affect Bellridge, or enter into transactions with affiliates, unless at arm’s length and approved by the majority of disinterested directors.

The Note Purchase Agreement also provides that it is an event of default if the Company does not obtain FINRA’s approval to effectuate a 1:15 reverse stock split no later than January 15, 2017, which was extended by Bellridge to January 20, 2017, then extended to February 15, 2017 and further extended to April 24, 2017. As part of the last extension to April 24, 2017, Bellridge agreed to add an increase in the authorized share capital of the Company as another method to avoid the triggering of an event of default. The increase in amounts required under the 3 convertible notes held by Bellridge necessitated that the Company amend its Articles of Incorporation. This was accomplished on March 22, 2017.

The Company also agreed to reserve the greater of (i) 1,000,000 shares of common stock or (ii) 300% of the maximum aggregate number of shares issued or issuable to Bellridge (without giving effect to any beneficial ownership restrictions).

So long as Bellridge owns the Notes and the shares issuable under the Notes, if the Company fails to satisfy certain current public information requirements under Rule 144 for more than 30 consecutive days, the Company will be required to pay liquidated damages to Bellridge in cash equal to 5% of the aggregate conversion price of the Note(s) on the day of a such failure and on every 30th day thereafter. If the Company fails to make such liquidated damages payments in a timely manner, such payments will bear interest of 1.5% per month until paid in full.

March 2017 Convertible Note. On March 14, 2017, the Company entered into a note purchase agreement which provides for the purchase of a $78,750 convertible promissory note. The note has a 5% original issue discount and bears interest at 5% per annum. The maturity date is March 14, 2018.

The Note may be prepaid in whole or in part at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Note is convertible into common stock at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share.

The Note Purchase Agreement also provides that it is an event of default if the Company does not obtain FINRA’s approval to effectuate a 1:15 reverse stock split no later than January 15, 2017. On February 16, 2017, Bellridge agreed to extend the deadline to April 24, 2017 and that in lieu of a reverse stock split, the Company may increase its authorized shares of common stock. On March 22, 2017, the Company amended its Articles of Incorporation and increased its authorized shares from 140,000,000 to 350,000,000.

The Company also agreed to reserve the greater of (i) 1,000,000 shares of common stock or (ii) 300% of the maximum aggregate number of shares issued or issuable to Bellridge (without giving effect to any beneficial ownership restrictions).

So long as Bellridge owns the Notes and the shares issuable under the Notes, if the Company fails to satisfy certain current public information requirements under Rule 144 for more than 30 consecutive days, the Company will be required to pay liquidated damages to Bellridge in cash equal to 5% of the aggregate conversion price of the Note(s) on the day of a such failure and on every 30th day thereafter. If the Company fails to make such liquidated damages payments in a timely manner, such payments will bear interest of 1.5% per month until paid in full.

As consideration for its commitment to purchase shares of common stock pursuant to the securities purchase agreement, we issued to Bellridge 200,000 shares of common stock on March 14, 2017.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2016	2015
Net cash used in operating activities	$(1,324,076)	$(2,240,049)
Net cash used in investing activities	(12,968)	(18,634)
Net cash provided by financing activities	1,388,453	2,097,694

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

If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, we estimate the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheet as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Contingent liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both of these conditions do not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities based on the best information we have available at the time. If we have a range of possible outcomes, we accrue the low end of the range.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

We issue two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. We recognize expense for fully-vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. We recognize expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model ("Lattice Model") over the estimated life of the options used in the Lattice Model. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. In the event, we modify the terms of a nonvested share-based payment award, we would incur additional expense for the excess of the fair value of the modified share-based payment award over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Cool Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cool Technologies, Inc. (the "Company") as of December 31, 2016, and 2015, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and 2015, and the results of their operations and their cash flows for the years then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $40,188,414 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 12, 2017

Cool Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$62,291	$10,882
Prepaid expenses	--	95,175
Total current assets	62,291	106,057
Intangibles	166,402	153,434
Equipment, net	71,664	97,600
Total assets	$300,357	$357,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,595,883	$1,278,307
Accrued liabilities – related party	553,953	591,870
Customer deposits – related party	400,000	400,000
Accrued payroll	93,512	33,737
Debt, current portion	825,170	697,903
Derivative liability	4,851,760	356,554
Total current liabilities	8,320,278	3,358,371

Debt, long-term portion	18,311	77,803
Total liabilities	$8,338,589	$3,436,174

Commitments and contingencies (Note 6)	--	--

Stockholders’ deficit:
Preferred stock Series A, $.001 par value; 15,000,000 shares authorized; 116 and 136 shares issued and outstanding at December 31, 2016 and 2015, respectively	--	--
Preferred stock Series B, $.001 par value; 15,000,000 shares authorized: 3,636,360 and 0 issued and outstanding on December 31, 2016 and 2015, respectively.	3,636	--
Common stock, $.001 par value; 140,000,000 shares authorized; 111,438,236 and 66,600,367 shares issued and outstanding at December 31, 2016 and 2015, respectively	110,865	65,929
Additional paid-in capital	31,891,116	36,038,551
Common stock issuable	125,500	180,900
Preferred stock issuable	51,000	--
Common stock held in escrow	8,441	8,441
Accumulated deficit	(40,188,414)	(39,344,245)
Non controlling interest	(40,376)	(28,659)
Total stockholders’ deficit	(8,038,232)	(3,079,083)

Total liabilities and stockholders’ deficit	$300,357	$357,091

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	553,199	803,426
Consulting	2,081,714	867,356
Professional fees	332,767	614,935
Research and development	251,724	824,711
General and administrative	738,816	1,939,230
Total operating expenses	3,958,220	5,049,658

Operating loss	(3,958,220)	(5,049,658)

Other income and (expense)
Interest expense, net	(1,186,008)	(75,145)
Change in fair value of derivative liability	4,959,062	(50,237)
Loss on extinguishment	(628,510)	--
Legal settlement – replacement warrants		(1,764,450)
Legal settlement – other	(42,210)	--

Net loss	(855,886)	(6,939,490)
Net loss attributable to non controlling interest	(11,717)	(16,390)

Net loss attributable to Cool Technologies, Inc.	$(844,169)	$(6,923,100)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	84,894,351	64,586,781

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2014	140	$--	61,439,134	$60,767	$30,864,669	$435,930	$--	$8,441	$(32,421,145)	$(12,269)	$(1,063,607)

Sale of common stock	--	--	2,809,251	2,810	1,082,190	105,020		--	--	--	1,190,020
Issuance of common stock issuable	--	--	753,001	753	410,197	(410,950)		--	--	--	--
Cashless warrant exercises	--	--	288,968	289	(289)	--		--	--	--	--
Conversion of preferred stock to common stock	(4)	--	200,000	200	(200)	--		--	--	--	--
Stock issued for services	--	--	1,110,013	1,110	550,497	50,900		--	--	--	602,507
Warrants issued for services	--	--	--	--	59,037	--		--	--	--	59,037
Employee stock options	--	--	--	--	1,308,000	--		--	--	--	1,308,000
Replacement warrants – legal settlement	--	--	--	--	1,764,450	--		--	--	--	1,764,450
Net loss	--	--	--	--	--	--		--	(6,939,490)	--	(6,939,490)
Noncontrolling interest	--	--	--	--	--	--		--	16,390	(16,390)	--
December 31, 2015	136	--	66,600,367	$65,929	$36,038,551	$180,900	$--	$8,441	$(39,344,245)	$(28,659)	$(3,079,083)
Sale of stock	2,727,270	2,727	2,480,770	2,481	550,292	65,000	51,000				671,500
Issuance of common stock issuable			529,654	529	119,871	(120,400)					--
Cashless warrant exercises											--
Conversion of Series A preferred stock to common stock	(20)		1,000,000	1,100	(1,100)						--
Series B preferred stock issued for services	909,090	909	1,806,812	1,807	334,374						337,090
Stock issued for short term payables			143,188	143	22,767						22,910
Stock issued with debt			1,350,000	1,350	213,650						215,000
Warrants issued for services	--	--	--	--	1,623,958						1,623,958
Warrants issued with debt					35,579						35,579
Employee stock options	--	--	--	--	327,000						327,000
Debt Converted			37,527,445	37,526	987,509						1,025,035
Reclassification of common share equivalents to derivative liabilities					(9,194,736)						(9,194,736)
Conversion of convertible notes					833,401						833,401
Net loss	--	--	--	--	--	--		--	(855,886)		(855,886)
Noncontrolling interest	--	--	--	--	--	--		--	11,717	(11,717)	--
December 31, 2016	3,636,476	3,636	111,438,236	110,865	31,891,116	125,500	51,000	8,441	(40,188,414)	(40,376)	(8,038,232)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015
Operating Activities:
Net loss	$(855,886)	$(6,939,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	337,090	602,507
Warrants issued for services	1,623,958	59,037
Legal settlement – replacement warrants	--	1,764,450
Loss on extinguishment of debt	628,510
Employee stock options	327,000	1,308,000
Non-cash interest expense	370,718
Change in fair value of derivative liability	(4,959,062)	50,237
Amortization of debt discount	743,051	57,038
Depreciation expense	25,936	25,853
Changes in operating assets and liabilities:
Prepaid expenses	95,175	(38,157)
Accounts payable	317,576	748,571
Accrued liabilities – related party	(37,917)	102,335
Customer deposits – related party	--	--
Accrued payroll liabilities	59,775	19,570
Net cash used in operating activities	(1,324,076)	(2,240,049)

Investing Activities:
Expenditure for Intangible assets	(12,968)	(13,634)
Expenditure for Equipment	--	(5,000)
Net cash used in investing activities	(12,968)	(18,634)

Financing Activities:
Proceeds from sale of common stock, net	671,500	1,190,020
Proceeds from debt	1,091,715	925,000
Payments on debt	(374,762)	(17,326)
Net cash provided by financing activities	1,388,453	2,097,694

Net change in cash	51,409	(160,989)

Cash, beginning of period	10,882	171,871

Cash, end of period	$62,291	$10,882

Cash paid for:
Interest	$29,161	$5,458
Income taxes		--

Non-cash transactions:
Derivative liability offset by debt discount	$492,405	$305,667
Reduction of common stock issuable by issuing stock	120,400	410,950
Debt and interest settled for common stock	1,025,035	--
Stock issued for short term payables	22,910
Stock issued with debt	215,000
Warrants issued with debt	35,579
Reclassification of common share equivalents to derivative liabilities	9,194,736
Conversion of convertible notes	833,401

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

We have developed and intend to commercialize heat dispersion technologies in various product platforms, and have developed and intend to commercialize an electric load assist technology around which we have designed a vehicle retrofit system. In preparation, we have applied for trademarks for one of our technologies and its acronym. We currently own one trademark: TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.

Our technologies are divided into three distinct but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist. As of December 31, 2016, we have five US patents and seven patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation, Use of Estimates and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $40,188,414 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Annual Report on Form 10-K, management is negotiating additional funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system. There can be no assurance, however, that we will be successful in accomplishing these objectives.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. We have not recorded any impairment expense on our long-lived assets as of December 31, 2016.

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

If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, we estimate the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheet as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2016 and 2015, determined that there were no material uncertain tax positions.

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

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 "Leases (Topic 842)"– In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

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

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2016	2015
Test vehicles	$124,687	$124,687
Other	5,000	5,000
	129,687	129,687
Less: accumulated depreciation	(58,023)	(32,087)
	$71,664	$97,600

Depreciation expense for the years ended December 31, 2016 and 2015, was $25,936 and $25,853, respectively.

Note 3 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2016	2015
Notes payable -- original issue discount	$225,000	$400,000
Convertible notes payable	641,129	365,350
Test vehicle financing	61,811	77,075
Note payable – related party	237	22,910
Note payable – UPT minority owner	250,000	250,000
	1,178,177	1,115,335
Debt discount	(334,696)	(339,629)
	843,481	775,706
Less: current portion	(825,170)	697,903
Long-term portion	$18,311	$77,803

Notes payable – original issue discount

In October 2015, we received $350,000 under two notes payable with an original issue discount of $50,000, in lieu of interest. The $400,000 principal balance is payable in full on March 31, 2016. In the event of default, the interest rate will be 18% per annum.

Negotiations to extend the maturity date commenced before the end of March and were concluded with the signing of the Forbearance and Amendment Agreement on April 28, 2016. $377,142 and $102,857 for a total of $480,000 plus a forbearance fee of $5,000 payable to each holder of a note payable. In exchange the holders agreed to refrain from taking legal action until May 16, 2016.

An Extension and Amendment Agreement signed on May 23, 2016 extended the Maturity Date of one of the Note until September 30, 2016. And amended Conversion Rights at a price equal to 75% of the VWAP for the preceding 12 business days. The outstanding principal amount including interest, forbearance fees, liquidated damages and expenses was amended to $458,571 from the previous $382,142 and the original $314,285. The second note holder exchanged his debt with a third party for a payment of $104,801 on May 24, 2016.

A series of conversions from June 7 to August 15, 2016 reduced the outstanding principal to the remaining noteholder to $60,751. The note was extinguished with a payment on August 26, 2016.

Convertible notes payable

September 2015 Convertible Note -- In September 2015, the Company entered into a convertible note agreement, which allows us to borrow up to $250,000, bearing interest at 10%, with principal and interest payable on September 15, 2017. The Company borrowed $75,000 in September 2015 and $50,000 in November 2015, for a total of $125,000 due on September 15, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at the lesser of $0.305 per share or 65% of the volume weighted average price of our common stock during the five consecutive trading days immediately preceding the applicable conversion date. The Company determined that the conversion feature meets the requirements for derivative treatment and has recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet. In February 2016, the $75,000 note and interest of $16,667 were converted in exchange for 467,740 shares of our common stock. In May and June, 2016, the remaining $50,000 note and $14,256 of interest were converted in exchange for 649,450 shares of our common stock.

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

May 2016 Convertible Note – In May 2016, the Company entered into a convertible note agreement. We received $120,600, bearing interest at 12%, with principal and interest payable on September 15, 2017 in a total amount of $141,102. In the event of default, the interest rate will be 18% per annum. At any time following the 180th day from the date of issuance, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 60% of the average of the lowest trading price in the fifteen trading days immediately preceding the request for conversion date. The Company determined that the conversion feature meets the requirements for derivative treatment and have recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet.

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

August 2016 Convertible Note – In August 2016, the Company entered into a senior convertible note agreement. We received $400,000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

The note may be converted at any time into shares of the common stock at the conversion price pursuant to the terms of the note. The buyer may not, however, convert more than 50% of the note’s purchase price prior to September 30, 2016.

November 2016 Convertible Note – In November 2016, the Company entered into a convertible note agreement. We issued 350,000 inducement shares of common stock and received $100,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $110,000 due on June 9, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.07 per share. 350,000 inducement shares. In the event of default, the outstanding balance will increase by 25%. At any time following an event of default, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 65% of the average of the three lowest closing prices in the twenty trading days immediately preceding the request for conversion date.

December 2016 Convertible Notes -- In December 6, 2016, the Company entered into a note purchase agreement which provides for the purchase of up to an aggregate of $150,000 principal amount of convertible promissory notes (the “Notes”). The Notes have a 5% original issue discount and bear interest at 5% per annum. On December 7, 2016, $85,000 was paid pursuant to the initial Note (after the deduction of $10,000 for legal expenses) which is due on December 5, 2017. On December 28, 2016, after the filing by the Company of a registration statement with the SEC, the Company issued another Note in the original principal amount of $50,000 for $47,500.

The Notes may be prepaid in whole or in part by the Company at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Notes are convertible into common stock at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share.

The Note Purchase Agreement also provides that it is an event of default if the Company does not obtain FINRA’s approval to effectuate a 1:15 reverse stock split no later than January 15, 2017, which was extended to January 20, 2017, then extended to February 15, 2017 and further extended to April 24, 2017. As part of the last extension to April 24, 2017, Bellridge agreed to add an increase in the authorized share capital of the Company as another method to avoid the triggering of an event of default. The increase in amounts required under the Notes held by Bellridge necessitated that the Company amend its Articles of Incorporation. This was accomplished on March 22, 2017.

The Company also agreed to reserve the greater of (i) 1,000,000 shares of common stock or (ii) 300% of the maximum aggregate number of shares issued or issuable. The Company determined that the conversion feature meets the requirements for derivative treatment and has recorded a derivative liability and a corresponding debt discount on the consolidated balance sheet.

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

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2017	$765,375
2018	394,491
2019	18,311
2020	--
$1,178,177

Note 5 – Derivative Liability

Under the terms of the September 2015, December 2015, February 2016, May 2016 and December 2016 Convertible Notes, we identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

Under the terms of the convertible note agreements, the Company identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Year ended December 31,
	2016	2015
Volatility	108%-254%	102%-112%
Risk-free interest rate	0.2%-2.5%	0.5%-1.2%
Expected life (years)	0.0 - 10.0	0.9 - 3.0
Dividend yield	--	--

We determined that as of September 30, 2016 we did not have sufficient authorized but unissued shares of our common stock available to settle all of the common share equivalents represented by our convertible notes, warrants, options and convertible preferred stock. As a result, the common share equivalents that exceeded our authorized but unissued shares of common stock were reclassified from equity to derivative liabilities on a last in, first out (LIFO) basis using the inception date of the related instrument.

Changes in the derivative liability were as follows:

	Twelve Months Ended December 31, 2016
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2015			356,554
$780,850 of convertible debt prior to amendment			(330,694)
$780,850 of convertible debt as amended			733,185
Conversions of convertible debt			(833,401)
Issuance of convertible debt and other derivatives			690,442
Reclassification of common share equivalents to derivative liabilities			9,194,736
Change in fair value			(4,959,062)
Convertible debt and other derivative liabilities at December 31, 2016			4,851,760

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

On November 4, 2016, Spirit Bear agreed to the withdrawal of the registration statement in exchange for confirmation that the warrants owned by Spirit Bear and its associate which were subject to a separate court action shall not expire even if the court action continued beyond the warrants’ initial expiration date. The registration had not been declared effective by the SEC and the Company filed a request to withdraw the Registration Statement on November 14, 2016.

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

Also on May 17, 2016, Peak Finance and the Company filed a Stipulation and Proposed Order to Modify Stay of Proceedings so that the stay issued on January 6, 2016 could be modified to permit the Court to consider the Stipulation and Proposed Order Regarding Settlement and for the Court and all parties to take all necessary actions to seek final approval of a settlement prior to the Court ruling on the pending Motion to Dismiss.

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

Subsequent to the dismissal, an Independent Directors Committee consisting of directors Christopher McKee, Richard J. "Dick" Schul and Donald Bowman reviewed the allegations made by Peak Finance, LLC to determine a proper corporate response. On December 6, 2016, a quorum of the members of the Independent Directors Committee met with Peak Finance, LLC in New York City, to fulfill the judges’ final orders. No further action is required by the Company in this matter.

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK against the Company and Timothy Hassett, the Company’s Chief Executive Office alleging damages of $1,100,000 for breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 7 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 116 Series A and 3,636,360 Series B preferred shares issued and outstanding as of December 31, 2016. A total of 927,270 Series B preferred shares is issuable.

On August 12, 2016, the Company entered into a Securities Purchase Agreement with four accredited investors pursuant to which it sold 3,636,360 shares of the Company’s Series B Convertible Preferred Stock. Each share of the preferred stock is convertible into one share of company’s common stock. The conversion price of the preferred stock is equal to the $0.055.

In addition to the preferred stock, the Securities Purchase Agreement included warrants to purchase (i) 3,636,360 shares of the Company’s common stock at an exercise price of $0.07 per share. The aggregate purchase price of the preferred stock and warrants was $200,000, of which $150,000 was paid in cash and $50,000 was paid in services.

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

The warrants cannot be exercised on a cashless basis.

On October 31 and November 1, 2016, three of the accredited investors provided $51,000 to the company and are due to receive an additional 927,270 Series B Preferred shares.

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. As of December 31, 2016 and 2015, the number of shares of preferred stock to be issued was 927,270 and 0 shares, respectively.

Spirit Bear, a related party, holds 113 shares of our Series A preferred stock and KHIC, Inc., a related party, holds the remaining 3 shares of our Series A preferred stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common stock

On August 19, 2015, the stockholders voted to increase the number of authorized shares of common stock from 100,000,000 shares to 140,000,000 shares.

Common stock issuable on the consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of December 31, 2016 and 2015, the number of shares of common stock to be issued was 821,364 and 701,018 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of December 31, 2016, and changes during the year then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	19,114,765	$0.56
Granted	10,466,539	0.35
Exercised	(1,084,597)	0.35
Outstanding, December 31, 2015	20,726,707	0.49
Granted	14,392,309	0.12
Exercised	--	--
Forfeited or expired	(1,073,549)	0.60
Outstanding, December 31, 2016	34,045,467	0.30	2.3	$345,591
Exercisable, December 31, 2016	34,045,467	0.30	2.3	$345,591

Note 8 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2016	2015
Nonemployee common stock	$10,000	$602,507
Nonemployee preferred stock (Series B)	50,000
Nonemployee warrants – fully vested upon issuance	1,603,025	6,981
Nonemployee warrants – service and performance conditions	20,933	52,056
Employee common stock	277,090	--
Employee stock options – fully vested upon grant	--	--
Employee stock options – market price-based	327,000	1,308,000
Legal settlement – replacement warrants	--	1,764,450
Total share-based expense charged against income	$2,288,048	$3,733,994

Impact on net loss per common share:
Basic and diluted	$(0.05)	$(0.05)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of December 31, 2016 and 2015, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued. The fair value of these unearned shares of common stock was $58,500 as of December 31, 2016.

Investor relations agreement

In June, 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement, we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. We recognized expense of $61,200 and $91,800, respectively, during the years ended December 31, 2015 and 2014.

In January, 2016, we entered into a 2 month agreement with a company, which subsequently became a shareholder, to provide corporate consulting, communications and market outreach services. Under the terms of this agreement we agreed to pay $25,000 in fees and agreed to issue 150,000 one year warrants with an exercise price of $0.18 per share through February 2016, for a total of 300,000 warrants.

In March 2016, we renewed the agreement for a period ending December 31, 2016. Under the terms of this renewal, we agreed to pay a total of $102,000 in fees and agreed to issue a total of 425,000 shares of restricted common stock per and 575,000 warrants with an exercise price of $0.40 per share. We recognized expense of $70,151 during the year ended December 31, 2016.

Financial advisory agreements

During the quarter ended June 30, 2015, we entered into separate agreements with three companies, which subsequently became shareholders, to provide financial advisory services, including developing, studying and evaluating a financing plan, strategic and financial alternatives, and merger and acquisition proposals. Under the terms of the agreements, we agreed to issue an aggregate of 333,332 shares of common stock each month through June 2016, as services were delivered, for a total of 5,000,000 shares over the term of the agreements. These agreements may be canceled by either party with a 30 day notice. During the three months ended June 30, 2015, we recorded expense at fair value of $510,007 for the issuance of 1,000,013 shares. If the services are provided and the agreements are not canceled, an additional 3,999,987 shares remain to be issued. At management's request, no further services have been provided, and no stock was earned or issued under these agreements after June 30, 2015.

Other

During the years ended December 31, 2016 and 2015, we issued or accrued an additional 2,859,090 and 175,000 shares of common stock in exchange for services, with a fair value of $360,000 and $31,300, respectively.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	8,488,235	$0.69
Granted	94,333	0.48
Exercised	--	--
Forfeited or expired	(918,000)	0.19
Outstanding, December 31, 2015	7,664,568	0.72
Granted	5,749,503	0.49
Forfeited or expired	(2,548,000)	1.09
Outstanding, December 31, 2016	10,866,071	0.49	2.4	$8,000
Exercisable, December 31, 2016	10,866,071	0.49	2.4	$8,000

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

Year ended December 31,
	2016	2015
Volatility	102 – 272%	121 – 173%
Risk-free interest rate	0.5 – 1.5%	1.4 -- 1.6%
Expected life (years)	1.0 – 5.0	3.0 -- 4.0
Dividend yield	--	--

No fully-vested common stock warrants were exercised in 2016 and 2015.

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
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of December 31, 2016, we did not conclude that meeting the performance conditions was probable, so no expense was recognized and no common stock warrants vested. During the years ended December 31, 2016 and 2015, 240,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $20,933 and $52,056. As of December 31, 2016, the fair value of the 2,000,000 unvested common stock warrants, which is also the estimated unrecognized expense, was $84,693. We cannot estimate the period over which the expense for the performance awards will be recognized, if at all. The remaining service award expense will be recognized quarterly over a period of 0.5 years.

Financing advisory services

In March, 2014, we entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. In addition, a second issuance of 400,000 warrants with an exercise price of $2.50 would be due on the one year anniversary of the execution of the agreement. As of December 31, 2014, we deemed it probable that the vesting conditions will be met. Accordingly, during the year ended December 31, 2014, we recognized expense of $200,379. When the warrants vested in March 2015, the fair value was $179,964. The change in fair value between December 31, 2014 and March 2015, of $20,415 was recognized as a reduction of expense in 2015. The grant date fair value of these warrants was $352,000.

In May of 2015, the exercise price of the first and second issuance of warrants was reduced to $0.45. The fair value of the first issuance increased from $180,484 to $188,525 and the second issuance increased from $203,010 to $203,569.

In January of 2016, the exercise price of the first and second issuance of warrants was reduced from $0.45 to $0.30. The fair value of the first issuance decreased from $188,525 to $54,950 and the second issuance decreased from $203,569 to $74,464.

Summary

The following summarizes the activity for warrants that have performance and service conditions. There were no grants in 2016.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	--
Granted	3,000,000	1.20
Outstanding, December 31, 2014, 2015, 2016	3,000,000	1.20	0.7
Exercisable, December 31, 2016	1,000,000	$1.60	1.2	$--

The following summarizes of the status of our nonvested common stock warrants with performance and service conditions as of December 31, 2016, and changes during the year then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Non vested, December 31, 2015	2,240,000	$0.99
Vested	(240,000)	0.99
Non vested, December 31, 2016	2,000,000	$0.99

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions:

	Year ended December 31,
	2016	2015
Volatility	121 -- 148%	102 -- 184%
Risk-free interest rate	0.7 -- 1.5%	0.9 -- 1.4%
Expected life (years)	3.0	3.0 – 5.0
Dividend yield	--	--

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

Under the terms of the February 2016 Waiver of Performance and Second Amendment to Settlement Agreement with Spirit Bear, we agreed to issued replacement warrants for previously amended and replaced warrants. Six million of the previously amended and replaced warrants owned by Spirit Bear and by Leonora Lorenzo had their expiration dates extended from January 29, 2017, until January 29, 2020, and had their exercise price reduced from $0.25 to $0.10 per share.

In addition, Spirit Bear consented to the withdrawal of a Registration Statement on Form S-1 that was pending before the Securities Exchange Commission (SEC). The proposed registration statement covered the common shares underlying the preferred shares owned by Spirit Bear and the common shares underlying the warrants owned by Spirit Bear and Leonora Lorenzo.

When a replacement equity instrument is issued, expense is recorded if the fair value of the new instruments is greater than the fair value of the original instruments. We recorded expense of $423,973 associated with the replacement warrants. The following summarizes the Black-Scholes assumptions used to estimate the fair value of the previously-issued warrants and the replacement warrants:

	Previously-issued	Replacement
Volatility	206%	151%
Risk-free interest rate	0.5%	1.3%
Expected life (years)	0.2	3.2
Dividend yield	--	--

Employee stock options – Fully-vested upon grant

We granted stock options to certain members of management in 2014 that were fully-vested at the date of grant. There were no grants in 2015 or 2016. In 2016, one member resigned and released the Company from all incentive compensation it owed to him including stock options. The following is a summary of fully-vested stock option activity with the resigning member’s stock options removed for 2016:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	--
Stock options granted	5,000,000	$2.00
Outstanding, December 31, 2015 and 2014	5,000,000	2.00	--	$--
Stock options forfeited	(1,000,000)	2.00
Outstanding, December 31,2016	4,000,000	2.00	--	--
Exercisable, December 31, 2016	4,000,000	$2.00	--	$--

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested stock option grants:

Year ended December 31, 2014
Volatility	325%
Risk-free interest rate	2.7%
Expected stock option life (years)	10
Dividend yield	--

We recognized expense at a fair value of $7,950,000 in the years ended December 31, 2014, for fully-vested stock option grants.

Employee stock options – Market price-based grants

We granted stock options in 2012 to a member of management that vest upon the achievement of certain stock prices for 20 days. He resigned effective October 1, 2016 and released the Company from all obligations to him including stock options.

As of December 31, 2016, there were no market price-based stock options.

Note 9 – Income Taxes

The components of our deferred tax asset are as follows:

	December 31,
	2016	2015
Net operating loss carryforwards	$8,194,178	$7,582,195
Equity-based instruments	9,629,824	8,703,465
Accrued liabilities	126,765	85,329
Deferred Revenue	150,520	--
Pass-through losses	182,966	--
Valuation allowance	(18,284,253)	(16,370,989)
Deferred tax asset	$--	$--

Our net operating loss carryforwards expire after 20 years, beginning in 2032.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2016	2015
Income tax benefit at statutory rate	$(291,001)	$(2,134,554)
State income tax, net of Federal benefit	(31,069)	(227,895)
Convertible debt	(1,496,427)	--
Other adjustments	(94,809)	--
Meals and entertainment	42	14,542
Increase in valuation allowance	1,913,264	2,347,907
Income tax benefit	$--	$--

We had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We have not accrued any interest or penalties associated with income taxes. We file income tax returns in the United States federal jurisdiction. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2010. No tax returns are currently under examination by any tax authorities.

Note 10 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2016	2015
Net loss available for stockholders	$(844,169)	$(6,923,100)
Weighted average outstanding shares of common stock	84,894,351	64,586,781
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	84,894,351	64,586,781

Net loss per share – Basic and diluted	$(0.01)	$(0.10)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2016	2015
Stock options	4,000,000	10,000,000
Common stock warrants	59,932,917	29,651,275
Common stock issuable	821,364	701,018
Common stock issuable – warrants	--	226,191
Convertible notes	19,287,020	3,586,915
Convertible preferred stock	9,436,360	6,800,000
Convertible preferred stock issuable	927,270
Total	94,404,931	50,965,399
Total exercisable at December 31	89,019,937	46,038,190

Note 11 – Subsequent Events

On January 17, 2017, we issued 800,000 shares of common stock to Sprit Bear upon the conversion of 16 shares of our Series A Stock.

February 2017 Convertible Note – On February 7, 2017, the Company entered into a convertible note agreement. We issued 200,000 inducement shares of restricted common stock and received $100,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $110,000 due on September 9, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.08 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On February 8, 2017, we issued 34,076 shares of our common stock upon conversion of interest on convertible debt of $54,650 by Tangiers Global, LLC.

February 2017 Convertible Note – On February 13, 2017, the Company entered into a convertible note agreement. We issued 150,000 inducement shares of restricted common stock and received $100,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $110,000 due on September 13, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.08 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty will accrue until the default is remedied.

On February 10, 2017, the board of directors and the holders of Series B Preferred shares voted to amend the Articles of Incorporation and increase the number of authorized shares to 350,000,000. Amending the Articles of Incorporation requires an affirmative vote from the holders holding at least a majority of the voting rights of the outstanding common stock. As per an amended and restated Certificate of Designation filed with the state of Nevada on October 31, 2016, the holders of Series B Preferred shares are entitled to sixty-six and two-thirds percent (66 2/3%) of the total votes on all such matters that shareholders are allowed to vote on.

On March 20, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada increasing its authorized shares of common stock, par value $0.001 per share, from 140,000,000 shares to 350,000,000 shares. The amendment became effective March 22, 2017.

On February 16, 2017, we issued 1,250,000 shares of restricted common stock as a commitment fee to Bellridge Capital LP in connection with the securities purchase agreement entered into on December 6, 2016.

March 2017 Convertible Note. On March 14, 2017, the Company entered into a note purchase agreement which provides for the purchase of a $78,750 convertible promissory note. The note has a 5% original issue discount and bears interest at 5% per annum. The maturity date is March 14, 2018.

The Note may be prepaid in whole or in part at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Note is convertible into common stock at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share.

The Note Purchase Agreement also provides that it is an event of default if the Company does not obtain FINRA’s approval to effectuate a 1:15 reverse stock split no later than January 15, 2017. On February 16, 2017, Bellridge agreed to extend the deadline to April 24, 2017 and that in lieu of a reverse stock split, the Company may increase its authorized shares of common stock. On March 22, 2017, the Company amended its Articles of Incorporation and increased its authorized shares from 140,000,000 to 350,000,000.

The Company also agreed to reserve the greater of (i) 1,000,000 shares of common stock or (ii) 300% of the maximum aggregate number of shares issued or issuable to Bellridge (without giving effect to any beneficial ownership restrictions).

So long as Bellridge owns the Notes and the shares issuable under the Notes, if the Company fails to satisfy certain current public information requirements under Rule 144 for more than 30 consecutive days, the Company will be required to pay liquidated damages to Bellridge in cash equal to 5% of the aggregate conversion price of the Note(s) on the day of a such failure and on every 30th day thereafter. If the Company fails to make such liquidated damages payments in a timely manner, such payments will bear interest of 1.5% per month until paid in full.

On March 14, 2017, we issued 200,000 shares of restricted common stock as a commitment fee to Bellridge Capital LP in connection with the note purchase agreement entered into on the same day.

On March 20, 2017, we issued 750,000 shares of common stock to Spirit Bear upon the conversion of 15 shares of our Series A Stock.

April Convertible Note – On April 5, 2017, the Company entered into a convertible note agreement. We issued 300,000 inducement shares of restricted common stock and received $150,000, with an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on November 5, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.10 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On April 6, 2017, we issued 600,000 shares of common stock to Sprit Bear upon the conversion of 12 shares of our Series A Stock.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

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

Because we have only four officers and limited personnel, the Company's internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the four officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company's internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. We use a third party consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and prepare our financial statements. Invoices and other bookkeeping matters are reviewed by a third party Certified Fraud Examiner. Any deviation or errors are reported to management.

(c) Remediation of Material Weaknesses

We can provide no assurance that our internal controls over financial reporting will be compliant in the near future. As revenues permit, the Company will enhance its internal controls through additional software and other means. If and when it becomes a listed company under SEC rules, the Company will create an audit committee comprised of independent directors.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	56	Chairman and Chief Executive Officer and Director
Quentin Ponder	87	Vice Chairman Chief Financial Officer and Director
Judson Bibb	60	Vice President, Secretary and Director
Mark Hodowanec	52	Chief Technical Officer
Christopher McKee	48	Director
Richard "Dick" Schul	70	Director
Donald Bowman	48	Director
Daniel Ustian	66	Director

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

Judson W. Bibb has been a director of the Company since April 15, 2011. Mr. Bibb was appointed Secretary on November 11, 2011 and Vice President on April 5, 2012. He has worked exclusively for the Company since 2013. Prior to that, Mr. Bibb was a self-employed freelance multi-media producer since 1983. His services include: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. Over the past five years, he has worked as a writer and director for Image Alliance Inc., writing and producing segments for KPMG, T. Rowe Price, Agstar Financial Services, Briggs & Stratton, Caterpillar, Georgia-Pacific, Lowes, Alaska Air, Pepsico, Hewlett-Packard, Bayer, Caremark, WellPoint and T-Mobile. Mr. Bibb graduated cum laude from the University of South Florida with a B.A. in mass communications-film. Mr. Bibb's broad background and wide variety of resources, including experience in marketing and public relations and business experience in automotive, trucking, electronics, retail, direct response and the Internet led to the decision to appoint him to the Board.

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

Christopher McKee has been a director of the Company since August 19, 2015. Mr. McKee joined GTT Communications, Inc. ("GTT") (NYSE GTT) in 2008 and is GTT's General Counsel and EVP, Corporate Development and Corporate Secretary for the GTT Board. Mr. McKee is responsible for all the company's corporate legal requirements, human resources and supplier management. Mr. McKee also oversees the development of strategic business opportunities for the company, including all merger and acquisition activities. Mr. McKee has over 20 years of broad legal experience in the telecommunications industry. Prior to joining GTT, he served as General Counsel for StarVox Communications where he was responsible for the company's legal department, mergers and acquisitions, employment law, litigation, and legal support for the sales teams. Mr. McKee also formerly served as Vice President and Assistant General Counsel for Covad Communications where he headed its Washington, DC office and directed its federal and state regulatory compliance and advocacy efforts. Mr. McKee previously worked for XO Communications, Net2000 Communications and was in private practice in Washington, DC as an associate at Dickstein Shapiro and Cooley LLP. Mr. McKee earned a law degree from Syracuse University and received his Bachelor of Arts from Colby College. Mr. McKee's background of supply chain, micro-cap and small cap as well as his M&A background and his knowledge and experience of regulatory compliance and company legal structure led to the decision to appoint Mr. McKee to the board.

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

Donald L. Bowman has been a director of the Company since August 19, 2015. Mr. Bowman has been Chief Executive Officer of BVU Authority (formerly known as Bristol Virginia Utilities) since November 2013. BVU Authority is a utility system that provides electric, water, wastewater and fiber optic telecommunication and information services to the City of Bristol and the surrounding area. From 2011 to November 2013, Mr. Bowman provided consulting services to the legal industry and various California businesses. Mr. Bowman served as Operations and Business Development Manager and consultant to the General Manager of Lemo USA Inc., from 2006-2011. Prior thereto from 2004 to 2006, Mr. Bowman served as Vice President and General Counsel of WaveCrest Laboratories LLC, a technology company in Northern Virginia ("WaveCrest"). Prior to WaveCrest, Mr. Bowman served as Associate General Corporate Counsel of MeadWestvaco from 2001 to 2004. Mr. Bowman was an associate at the law firm of Dickstein Shapiro in Washington D.C. from 1999 to 2001. Mr. Bowman's has a Juris Doctorate from the University of Virginia School of Law (1998), a Master in Engineering Management from the Florida Institute of Technology (1993), a Master in Civil and Environmental Engineering from Old Dominion University (1992), and a Bachelor of Science in Civil Engineering with Highest Honors from Virginia Military Institute (1990). He is a licensed professional engineer in the state of Virginia. He has been a registered patent attorney with the U.S. Patent and Trademark Office for over fourteen years. Mr. Bowman served five years on active duty as an officer with the United States Navy and retired as Commander from the U.S. Naval Reserves in 2011. Mr. Bowman's business and legal background led to the decision to appoint Mr. Bowman to the board.

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

Involvement in legal proceedings

Other than described above in "Legal Proceedings", there are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations, except for one of our directors, Daniel Ustian.

Mr. Ustian was Chairman and CEO of Navistar International Corporation from 2003 to 2012. The SEC filed a claim against Navistar and Mr. Ustian in March 2016 regarding proper disclosure of the difficulty Navistar was having in meeting emissions regulations on one of their truck models.

Navistar chose to settle this claim, without admitting or denying the charges, by paying a penalty. Mr. Ustian disagrees with the claims and decided not to settle.

The complaint alleges that Ustian violated Section 10(b) of the Exchange Act and Rules 10b-5 and 13a-14 thereunder and Section 17(a) of the Securities Act and that he is liable as a control person under Section 20(a) of the Exchange Act and for aiding and abetting Navistar's uncharged violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and Section 17(a)(1) of the Securities Act, and its separately charged violations set forth in a settled order with Navistar.

Mr. Ustian is contesting all of these claims. Discovery on this civil action has been set to conclude in May 2018. A trial date has not been set.

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

Board of Advisors

The Company has a Board of Advisors which currently consists of eight members. Scott Van Dorn (appointed March 18, 2014), currently engineering director at Navistar Corporation, has more than 20 years of experience in global engineering and management in vehicles, engines electronics and design. Richard Schul (appointed December 31, 2013) is a veteran of the motor/generator industry. The other members include: Bill Finley (appointed July 7, 2014), Chief Technology Officer of Siemens Industry Drive Technology; Dan Ustian (appointed September 10, 2014), a former chief executive officer of Navistar; Chris McKee (appointed June 1, 2014), executive vice president and general counsel of GTT; Roman Kuropas (appointed September 17, 2014), founder and CEO of Inverom Corporation; Andrew Scherr (appointed May 21, 2014), an investor, entrepreneur and strategic consultant; and Gurminder Bedi (appointed January 1, 2016), managing partner at Compass Acquisitions, LLC.

Upon the signing of an Advisory Board Agreement, the Company issues a non-qualified 30-month warrant to purchase 200,000 shares of the Company's common stock at an exercise price that has varied from $0.35 to $0.80 per share depending on the Company's current share price. The warrant is immediately exercisable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2016, Timothy Hassett failed to timely file one Forms 4 to report to the purchase of 625,000 shares of common stock and failed to file a Form 4 to report the assignment of 25,000 shares of common stock to a third party. Quentin Ponder failed to file one Form 4 to report the purchase of 400,000 shares of common stock. Theodore Banzhaf, our former President, failed to timely file one Form 4 to report the purchase of 500,000 shares of common stock. Judson Bibb failed to timely file one Form 4 to report the purchase of 750,000 shares of common stock. Richard Schul failed to timely file one Form 4 to report the purchase of 100,000 shares of common stock. Richard Schul, Daniel Ustian, Chris McKee and Donald Bowman, each failed to file a Form 3 reporting their appointment as directors of the Company. Daniel Ustian failed to file three Forms 4 to report the purchase of 909,090 shares of our Series B Stock, the purchase of 309,091 shares of our Series B Stock and the purchase of 1,000,000 shares of our common stock. Spirit Bear, when a 10% shareholder, failed to timely file two Forms 4 to report the sale of 40,146 shares of common stock and to report the conversion of 14 shares of Series A Stock, and assignment of 3 shares of Series A Stock to an unrelated third party. KHIC, LLC failed to timely file a Form 3 to report the acquisition of 14,914,144 shares of common stock based upon the conversion of a senior convertible note.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2016 and 2015 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2016 (each a "named executive officer").

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other ($)		Total ($)
Timothy Hassett	2016	210,000	(4)	--	--	--	10,315	(1)	225,433
CEO and Chairman	2015	210,000	(5)		--		15,433	(1)	225,433

Judson Bibb Vice President, Secretary and Director	2016	120,000	(6)	--	--		10,315	(1)	130,315

Theodore Banzhaf,	2016	180,000	(7)	--	--	--	26,700	(2)	206,700
Former President(8)	2015	240,000			--		32,753	(3)	272,753

Mark Hodowanec,	2016	175,000	(9)	--	--	--	10,315	(1)	184,715
Chief Technical Officer	2015	174,000					15,433	(1)	189,833

____________

(1)	Represents health care insurance premiums paid by the Company.

(2)	Represents (i) automobile insurance of $2,729 and (ii) health insurance of $10,315 paid by the Company and (iii) $13,656 for Company car.

(3)	Represents (i) automobile insurance of $3,664 and (ii) health insurance of $15,433 paid by the Company and (iii) $13,656 for Company car.

(4)	Mr. Hassett was paid $152,927 with the balance of $57,073 being earned and accrued.

(5)	Mr. Hassett was paid $107,000 with the balance of $103,000 being earned and accrued.

(6)	Mr. Bibb was paid $34,250 with the balance of $85,750 being earned and accrued.

(7)	Mr. Banzhaf was paid $65,500.
(8)

Pursuant to a Resignation, Waiver and Release (the “Resignation”) with the Company, Mr. Banzhaf resigned as President of the Company, effective October 1, 2016, and was paid $10,000 as full and final payment for any amounts owed to him by the Company. The Resignation contains a release of the Company by Mr. Banzhaf for any liabilities and contains an 18-month non-competition provision. Mr. Banzhaf waived any rights and claims resulting from his employment with and/or service to the Company, including any amounts owing as salary or incentive compensation of any kind including stock options and severance.

(9)	Mr. Hodowanec was paid $85,800 with the balance of $89,200 being earned and accrued.

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

On August 9, 2016, we entered into an employment agreement with Judson Bibb to serve as our Vice President for an initial annual salary of $120,000, to be paid in equal monthly installments. Mr. Bibb's annual salary shall be increased to $150,000 upon the Company remaining cash flow positive for three consecutive months and to $180,000 upon the Company maintaining profitability for four consecutive quarters. The Company also agreed to include Mr. Bibb on its healthcare plan (As of June 15, 2016, the company contracted with Freedom Life Insurance Company of America to provide a healthcare plan for its employees.). If Mr. Bibb's employment is terminated without cause, he will be entitled to severance in the amount of two years' salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company's discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Bibb's behalf that may be triggered under the Internal Revenue Code as a result. Mr. Bibb will not compete with the Company during the term of the agreement.

Consulting Agreements

We entered into a consulting agreement with Summit Management in April 2011 for services provided by Quentin Ponder to the Company for a consulting fee of $5,000 per month which was increased to $7,500 per month effective January 1, 2012. During 2012, Mr. Ponder agreed to forgo four months' payment under the consulting agreement due to the financial condition of the Company. Mr. Ponder was paid $7,500 per month from January 2013 through July 2013 and accrued $2,500 during those months (except for the first month in which he accrued $1,250); was paid $10,000 per month from August 2013 through April 2014; and was paid $12,000 per month from May 2014 through December 2015. On December 28, 2016, the contract was renewed with Summit Management Consulting, Inc., to provide the services of Quentin Ponder for a monthly consulting fee of $12,000.

We entered into a consulting agreement with Timothy Hassett in April 2011 pursuant to which he received $5,000 per month. The consulting fee was increased to $10,000 per month effective January 1, 2012. During 2012, Mr. Hassett agreed to forgo four months' payment on the agreement due to the financial condition of the Company. Mr. Hassett was paid $10,000 per month from January 2013 through July 2013 and accrued $3,500 during those months (except for the first month in which he accrued $1,750) and was paid $13,500 per month from August 2013 through October 2013. Such consulting agreement terminated on November 1, 2013, the date Mr. Hassett became a full-time, salaried employee of the Company.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2016.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Timothy Hassett	3/31/14	1,000,000	--	2.00	(1)

Judson Bibb	3/31/14	2,000,000	--	2.00	(1)

Mark Hodowanec	3/31/14	1,000,000	--	2.00	(1)

 _______________

(1)	No expiration date.

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

On February 20, 2013, the Board also approved increased compensation if and when the Company achieves certain milestones as follows: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President and the Chief Technical Officer will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President and the Chief Technical Officer shall increase to $20,000 per month, and the compensation for the Vice President and Secretary shall increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer shall increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $18,000 per month, the compensation for the President shall increase to $24,000 per month, the compensation for the Chief Technical Officer shall increase to $25,000 per month, and the compensation for the Vice President and Secretary shall increase to $12,000 per month. With the achievement of the fourth milestone, the compensation for the Chief Executive Officer shall increase to $30,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $24,000 per month, the compensation for the President shall increase to $29,000 per month, the compensation for the Chief Technical Officer shall increase to $30,000 per month, and the compensation for the Vice President and Secretary shall increase to $15,000 per month. The validity of the compensation is no longer an issue as litigation with Spirit Bear has been settled at described above in Item 3. Legal Proceedings.

In addition, the Board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for Common Stock available for each officer in addition to performance payments from 5% of the Company's net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

The Board also approved the decrease in the exercise price of the five outstanding options to purchase 1,000,000 shares held by Theodore Banzhaf, and to provide for cashless exercise of these options. The milestone stock prices were reduced to $2.00, $3.00, $4.00, $4.50 and $5.00 for 20 consecutive trading days each. These milestone stock prices had been changed from $2.00, $3.00, $5.00, $7.50 and $10.00. Once the stock has traded at these prices for 20 consecutive trading days, Mr. Banzhaf has the right to exercise an option to purchase 1,000,000 shares of common stock at each milestone stock price. These options expire one year after Mr. Banzhaf has been terminated without cause. In connection with Mr. Banzhaf’s resignation as President of the Company on October 1, 2016, he waived all rights to such options.

On March 31, 2014, the Board approved the grant of options to Judson Bibb to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share and the grant of options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Messrs. Hassett, Hodowanec and Banzhaf. In connection with Mr. Banzhaf’s resignation as President of the Company on October 1, 2016, he waived all rights to such options.

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

On March 8, 2015, Christopher McKee was granted a 2.5 year warrant to purchase 200,000 shares of the Company's common stock at $0.80 per share for his participation on the Company's Board of Advisors. On February 3, 2016, Mr. McKee was granted a three-year warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

Richard J. "Dick" Schul was granted a warrant to purchase 200,000 shares of the Company's common stock at $0.50 per share for his participation on the Company's Board of Advisors. On February 22, 2016, Mr. Schul was granted a three-year warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

Dan Ustian was granted a warrant to purchase 200,000 shares of the Company's common stock at $0.80 per share for his participation on the Company's Board of Advisors. On February 3, 2016, Mr. Ustian was granted a three-year warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

Don Bowman was granted a five-year warrant to purchase 250,000 shares of the Company's common stock at $0.60 per share for legal services provided to the Company. The warrant may be exercised on a cashless basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 12, 2017, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 116,572,312 issued and outstanding shares of common stock and 73 issued and outstanding shares of Series A Stock (each such share of Series A Stock has the voting right of 50,000 shares of Common Stock) as of April 12, 2017.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
5% or Greater Stockholders Spirit Bear Limited (1) 1470 First Avenue, No. 4a New York, NY 10075	9,500,000	(2)	7.79%

Gemini Master Fund, Ltd. (3) c/o Gemini Strategies, Inc. 619 Vulcan Avenue, Suite 203 Encinitas, CA 92024	14,471,379	(4)	11.11	%.

Mark Hodowanec	7,100,000	(5)	6.04%

Eric Paul Brown 1877 S. Wiesbrook Road Wheaton, IL 60189	2,588,180	(6)	66.66	%(7)

Christopher J. Jones 1314 E. Forest Avenue Wheaton, IL 60189	3,043,634	(8)	66.66	%(7)

Inverom Corporation (9) 16W235 83rd St., Suite A Burr Ridge, IL 60527	1,818,181	(10)	66.66	%(7)

KHIC, Inc. (11) 120 West 45th Street New York, NY 10036	24,444,914	(12)	17.35%

Directors and named executive officers

Timothy Hassett	7,976,500	(13)	6.75%

Quentin Ponder	2,800,000	(14)	2.39%

Daniel C. Ustian	5,180,806	(15)	66.66	%(7)

Judson Bibb	3,869,300	(16)	3.24%

Christopher McKee	744,444	(17)	*

Richard J. "Dick" Schul	500,000	(18)	*

Donald Bowman	250,000	(19)	*

All executive officers and directors as a group (8 persons)(20)	28,421,050		22.50%

_______

* less than 1%

(1)	Jay Palmer, President of Spirit Bear, has sole voting and disposition power over shares held by Spirit Bear.
(2)

Includes (i) 3,500,000 shares of common stock underlying 70 of Series A Stock (having voting rights to 50,000 shares of common stock for each share of the Series A Stock) and (ii) currently exercisable warrants to purchase an aggregate of 5,400,000 shares of common stock.

(3)	Steven Winters, President of Gemini Strategies Inc., investment manager of Gemini Master Fund, Ltd. has sole voting and dispositive power over shares held by Gemini Master Fund, Ltd.
(4)	Includes currently exercisable warrants to purchase an aggregate of 13,671,379 shares of common stock.
(5)	Includes options to purchase 1,000,000 shares of common stock at $2.00 per share. Excludes 80,000 shares held by Mr. Hodowanec’s minor children and 110,000 shares held by his spouse.

43

(6)

Includes (i) 1,218,181 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one to one basis and automatically convert into Common Stock on a one to one basis if the Common Stock trades in excess of $2.25 for any consecutive 20 day period, (ii) a warrant to purchase 1,218,181 shares of Common Stock at $0.07 per share and (iii) a warrant to purchase 60,909 shares of Common Stock at $0.75 per share.

(7)	The Series B Stock votes together as a single class with the holders of the Common Stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes.
(8)

Includes (i) 1,218,181 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20 day period, (ii) a warrant to purchase 1,218,181 shares of Common Stock at $0.07 per share and (iii) a warrant to purchase 243,636 shares of Common Stock at $0.75 per share.

(9)	Roman Kuropas, President of Inverom Corporation, has sole voting and dispositive power over the shares held by Inverom Corporation
(10)

Includes (i) 909,090 shares of Series B Stock which are convertible into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20day period and (ii) a warrant to purchase 909,090 shares of Common Stock at $0.07 per share. Excludes warrants to purchase 200,000 shares of Common Stock at $0.80 per share held by Roman Kuropas, President of Inverom.

(11)	Eric Hess, member and Secretary of KHIC, LLC, has sole voting and dispositive power over the shares held by KHIC, LLC.
(12)

Represents (i) 150,000 shares of common stock underlying 3 shares of Series A Stock (having voting rights to 50,000 shares of common stock for each share of Series A Stock), (ii) a currently exercisable warrant to purchase 4,000,000 shares of common stock at $0.06 per share, (iii) 14,994,914 shares of Common Stock issuable upon the conversion of a convertible promissory note at a conversion price of $0.025 per share, (iv) a currently exercisable warrant to purchase 650,000 shares of common stock at $0.15 per share, (v) a currently exercisable warrant to purchase 650,000 shares of common stock at $0.12 per share and (vi) the call right to purchase 4,000,000 shares of common stock until May 8, 2017.

(13)

Includes (i) options to purchase 1,000,000 shares of common stock at $2.00 per share and (ii) a currently exercisable warrant to purchase 625,000 shares of Common Stock at $0.22 per share. Does not include an aggregate of 90,000 shares held by Mr. Hassett's minor children.

(14)	Includes a currently exercisable warrant to purchase 400,000 shares of Common Stock at $0.22 per share.
(15)

Includes (i) 1,218,181 shares of Series B Stock which are convertible by Mr. Ustian into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Company’s common stock trades in excess of $2.25 for any consecutive 20 day period, (ii) a currently exercisable warrant to purchase 1,218,181 shares of Common Stock at $0.07 per share, (iii) a currently exercisable warrant to purchase 222,222 shares of Common Stock at $0.45 per share; (iv) a currently exercisable warrant to purchase 200,000 shares of Common Stock at $0.80 per share, (v) a currently exercisable warrant to purchase 100,000 shares of Common Stock at $0.27, and (vi) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.22 per share.

(16)	Includes (i) options to purchase 2,000,000 shares of common stock at $2.00 per share, and (ii) a currently exercisable warrant to purchase 750,000 shares of Common Stock at $0.22 per share.
(17)

Includes (i) a currently exercisable warrant to purchase 222,222 shares of common stock at $0.45 per share and (ii) a currently exercisable warrant to purchase 200,000 shares of Common Stock at $0.80, and (iii) currently exercisable warrant to purchase 100,000 shares of Common Stock at $0.27 per share.

(18)

Represents (i) a currently exercisable warrant to purchase 200,000 shares of common stock at $0.50 per share, and (ii) a currently exercisable warrant to purchase 100,000 shares of common stock at $0.27 per share, and (iii) a currently exercisable warrant to purchase 100,000 shares of common stock at $0.22.

(19)	Represents a currently exercisable warrant to purchase 250,000 shares of common stock at $0.60 per share.
(20)	Includes Mark Hodowanec, Chief Technology Officer.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers, except that severance payments, if any, to which Messrs. Hodowanec, Hassett and Bibb may be entitled under their employment agreements, accelerate in the event of a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

UPT leases its Largo, Florida premises from Dennis Campbell, the managing member of PGC, a significant contractor running our UPT operations, under the Largo Lease for $2,140 per month. The current lease term commenced on July 1, 2014, expires on June 30, 2017 and is renewable for two additional 36-month terms, subject to rent adjustments.

In May 2014, Alfred Cullere, a selling stockholder, and 5% owner of UPT, made advanced payments to us of an aggregate of $400,000 by companies controlled by Mr. Cullere on purchase orders that have not yet been fulfilled by the Company. On January 5, 2015, Mr. Cullere also loaned UPT $250,000.

On March 31, 2014, the Board approved the grant of options to Judson Bibb, our Vice President and Secretary and a director, to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share and the grant of options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Messrs. Hassett (Chairman and Chief Executive Officer), Hodowanec (Chief Technical Officer) and Banzhaf (former President). Mr. Banzhaf waived his rights to such option upon his resignation as President of the Company on October 1, 2016.

On March 3, 2015, we issued 288,968 shares of common stock to Spirit Bear, a 5% stockholder, upon the cashless exercise of 591,054 warrants.

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

On August 12, 2015, we issued 200,000 shares of common stock to Spirit Bear, a 5% stockholder, upon the conversion of 4 shares of Series A Stock.

On February 3, 2016, we issued three-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.27 per share to each of Richard Schul (a director and an advisory board member), Daniel Ustian (a director and advisory board member), Christopher McKee (a director and advisory board member) and Scott Van Dorn (an advisory board member) and a three-year warrant to purchase 200,000 shares of common stock to Gurminder Bedi (an advisory board member) at an exercise price of $0.31 per share, for serving on our board of advisors. The warrants may be exercised on a cashless basis.

On March 2, 2016, we issued 700,000 shares of common stock to Spirit Bear, a 5% stockholder, upon conversion of 14 shares of our Series A Stock.

June 24, 2016, we issued to our Chief Executive Officer, Timothy Hassett, 625,000 shares of our common stock and a five-year warrant to purchase 625,000 shares of our common stock at an exercise price of $0.22 for accrued salary. The warrant may be exercised on a cashless basis.

On June 24, 2016, we issued to our former president, Theodore Banzhaf, 500,000 shares of our common stock and a five year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.22 per share, for accrued salary. The warrant may be exercised on a cashless basis. Mr. Banzhaf waived his rights to these warrants upon his resignation from the Company on October 1, 2016.

On June 24, 2016, we issued to Summit Management Consulting, Inc., a company owned by Quentin Ponder, our Chief Financial Officer, 400,000 shares of our common stock and a five-year warrant to purchase 400,000 shares of our common stock at an exercise price of $0.22 for accrued consulting fees of $64,000. The warrant may be exercised on a cashless basis.

On June 24, 2016, we issued to our vice president, Judson Bibb, 750,000 shares of our common stock and a five year warrant to purchase 750,000 shares of our common stock at an exercise price of $0.22 per share, in payment for loans in the amount of $22,910 and accrued salary of $97,090. The warrant may be exercised on a cashless basis.

On June 24, 2016, for consideration of $16,000, we sold to a director, Richard Schul, 100,000 shares of our common stock and a five year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.22. The warrant may be exercised on a cashless basis.

On June 24, 2016, for consideration of $160,000, we sold to a director, Daniel Ustian, 1,000,000 shares of our common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.22. The warrant may be exercised on a cashless basis.

On July 11, 2016, we issued 100,000 conversion shares of our common stock upon conversion of 2 shares of our Series A Stock to Spirit Bear, a 5% stockholder, which transaction was subsequently rescinded.

On August 12, 2016, for consideration of $50,000, we sold 909,090 shares of our Series B Stock and a five-year warrant to purchase 909,090 shares of our common stock at an exercise price of $0.07 to Daniel Ustian, a director. Each share of Series B Stock may be converted into common stock on a one-to-one basis and automatically converts into common stock on a one-to-one basis if the Company’s common stock trades in excess of $2.25 for any consecutive 20 day period and a currently exercisable warrant to purchase 909,090 shares of common stock at an exercise price of $0.07 per share.

On August 24, 2016, the Company issued KHIC, LLC, a 5% stockholder, a senior convertible promissory note in the principal amount of $400,000. The note accrues interest at 3% and matures on August 24, 2018. The note is convertible into shares of common stock of the Company at a conversion price of $0.025 per share and is senior to all other indebtedness of the Company and its subsidiaries. The conversion shares have registration rights. $368,703 is currently outstanding under the note.

On September 30, 2016, the Company issued Gemini Master Fund, Ltd., a 5% stockholder, a secured promissory note in the original principal amount of $180,000. The note accrues interest at 5% (18% in the event of an event of default) and matures on June 30, 2017. On November 10, 2016, we issued 800,000 shares of our common stock as partial consideration for the note to Gemini Master Fund, Ltd.

On October 7, 2016, we issued 5,469,113 shares of our common stock upon complete conversion of a warrant originally issued in connection with $400,000 of principal and interest of convertible debt to Gemini Master Fund, Ltd., a 5% stockholder.

On October 31, 2016, the Company received $17,000 from Dan Ustian on the same terms and conditions as his previous investment on August 12, 2016. 309,091 warrants were issued on October 31st. 309,090 shares of Series B Preferred stock have yet to be issued.

On November 7, 2016, we issued 300,000 shares of common stock to Sprit Bear upon the conversion of 6 shares of Series A Stock.

On December 23, 2016, we entered into a Securities Purchase Agreement with KHIC, LLC, a 5% stockholder, pursuant to which KHIC, LLC purchased for $65,000, 650,000 shares of common stock and a five-year warrant to purchase 650,000 shares of common stock at $0.12 per share and 650,000 shares of common stock at $0.15 per share.

On December 28, 2016, the consulting agreement with Summit Management Consulting Inc. for the services of Quentin Ponder, our chief financial officer, was renewed until such time as Quentin Ponder’s services are no longer needed for a monthly consulting fee of $12,000. Mr. Ponder is the sole owner and director of Summit Management.

On January 17, 2017, we issued 800,000 shares of common stock to Sprit Bear, a greater than 5% stockholder, upon the conversion of 16 shares of Series A Stock.

On March 20, 2017, we issued 750,000 shares of common stock to Spirit Bear, a greater than 5% stockholder upon the conversion of 15 shares of Series A Stock.

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

While four of our seven directors, do not receive on-going consideration from the company for their service as directors or officers, three of the four have received consideration for their service on the Company's Board of Advisors. As the entire Board of Directors has yet to affirm that the respective individual directors do not have relationships that would interfere with the exercise of independent judgement in carrying out their directors' responsibilities, none of our directors can be defined as "independent".

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Anton and Chia, LLP, for audit and review services for the fiscal years ended December 31, 2016 and December 31, 2015 were $77,613 and $55,105, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2016 and 2015.

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

3.11	Amendment to Articles of Incorporation, dated March 20, 2017 (incorporated by reference to Exhibit 3.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)
10.12	Consulting Agreement dated April 1, 2011 between Summit Management and HPEV, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.13	Consulting Agreement dated April 1, 2011 between Timothy Hassett and HPEV, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.14	Addendum to Summit Management Consulting Agreement dated January 2, 2012. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.15	Addendum to Timothy Hassett Consulting Agreement dated January 2, 2012(incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.16	Consulting Agreement dated February 13, 2012 between Lagoon Labs, LLC and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on May 15, 2012)
10.17	Warrant issued to McMahon, Serepca LLP for financial accommodations dated June 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 19, 2012)
10.18	Spirit Bear Note and Warrant Purchase Agreement dated August 9, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on November 19, 2012)
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
10.35

Rescission Letter dated March 24, 2013 between Theodore Banzhaf and the Company (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.36

Settlement Agreement dated April 12, 2013 between Spirit Bear Limited and the Company (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2013)

10.38	Form of Subscription Agreement and Warrant Agreement (incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2014)
10.39

Employment Agreement, dated February 14, 2014, between the Company and Mark Hodowanec (incorporated by reference to Exhibit 10.40 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2014)

10.40

Purchase Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.40 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.41

Registration Rights Agreement, dated February 19, 2014, between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.41 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2014)

10.42

Consulting Agreement, dated May 1, 2012 with Bibb Productions & Consulting (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K/A filed with the SEC on April 23, 2014)

10.43

Employment Agreement, dated March 31, 2012 with Theodore Banzhaf (incorporated by reference to Exhibit 10.43 to the C 10.43 to the Company's Annual Report on Form 10-K/A filed with the SEC on April 23, 2014

10.46	Placement Agent and Advisory Services Agreement (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K/A filed with the Sec on April 23, 2014)
10.47

Letter Agreement, dated May 28, 2014 between the Company and Cranshire Capital Master Fund Ltd. and Equitec Specialists, LLC (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1 filed with the SEC on July 3, 2014)

10.48

Settlement and Release Agreement effective as of May 1, 2015 by and between Spirit Bear Limited and its assignees, and the Company (incorporated by reference to Exhibit 10.48 to the Company's Current Report on Form 8K filed with the SEC on May 5, 2015)

49

10.49

First Amendment to Settlement Agreement effective as of May 1, 2015 between Spirit Bear Limited and its assignees and the Company (incorporated by reference to Exhibit 10.48 to the Company's Current Report on Form 8K filed with the SEC on June 4, 2015)

10.50	Settlement Agreement with Peak Finance LLC (incorporated by reference to Exhibit 10.49 to the Company's Current Report on Form 8K filed with the SEC on April 26, 2016)
10.51	Second Amendment to Settlement Agreement (incorporated by reference to Exhibit 10.52 to the Company's Current Report on Form 8K filed with the SEC on May 10, 2016)
10.52	Form of Subscription Agreement for Series B Stock (incorporated by reference to Exhibit 10.58 to the Company's Current Report on Form 8K filed with the SEC on November 11, 2016)
10.53	Form of Warrant for Series B Stock purchasers (incorporated by reference to Exhibit 10.59 to the Company's Current Report on Form 8K filed with the SEC on November 11, 2016)
10.54	Resignation, Waiver and Release of Theodore Banzhaf (incorporated by reference to Exhibit 10.60 to the Company’s Current Report on Form 8K filed with the SEC on November 11, 2016)
10.55

Securities Purchase Agreement, dated December 6, 2016, between the Company and Bellridge Capital, LP (incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8K filed with the SEC on December 12, 2016)

10.56	5% Convertible Promissory Note issued to Bellridge Capital, LP (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8K filed with the SEC on December 12, 2016)
10.57

Securities Purchase Agreement, dated December 6, 2016, between the Company and Bellridge Capital, LP for the Equity Line (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8K filed with the SEC on December 12, 2016)

10.58

Registration Rights Agreement, dated December 6, 2016, between the Company and Bellridge Capital, LP (incorporated by reference to Exhibit 10.64 to the Company’s Current Report on Form 8K filed with the SEC on December 12, 2016)

10.59

Employment Agreement, dated July 13, 2016, between the Company and Judson Bibb (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)

10.60	Form of Advisory Board Agreement (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)
10.61

Independent Contractor Agreement, dated July 1, 2014 with PGC Investments LLC (incorporated by reference to Exhibit 10.61 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)

10.62

5% Convertible Promissory Note, dated December 28, 2016 issued to Bellridge Capital, LP (incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1/ A filed with the SEC on January 25, 2017)

10.63	Letter, dated November 4, 2016, between the Company and Spirit Bear.
10.64	Agreement of Principal Terms, dated February 21, 2017, between Craftsmen Industries, Inc. and the Company
10.65	Securities Purchase Agreement, dated March 14, 2017, between the Company and Bellridge Capital, LP.
10.66	5% Convertible Promissory Noted, dated March 14, 2017, issued to Bellridge Capital, LP
21.1*	Subsidiaries of the registrant
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Date: April 17, 2017	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 17, 2017
Timothy Hassett

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	April 17, 2017
Quentin Ponder	Treasurer and director (Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	April 17, 2017
Judson Bibb

/s/ Donald Bowman	Director	April 17, 2017
Donald Bowman

/s/ Christopher McKee	Director	April 17, 2017
Christopher McKee

/s/ Richard Schul	Director	April 17, 2017
Richard Schul

/s/ Daniel Ustian	Director	April 17, 2017
Daniel Ustian

