Form 10-Q/A
period 2016-09-30
COOL TECHNOLOGIES, INC.
filed 2017-04-24
CIK 1399352

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of April 19, 2017, there were 117,704,312 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 as originally filed with the Securities and Exchange Commission on November 11, 2016: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”. This Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the Company’s principal executive officer and principal financial officer as required by Rule 12b-15.

We have determined that our previously reported results for the quarter ended September 30, 2016 did not properly represent a reclassification of common share equivalents to derivative liabilities as a result of insufficient authorized but unissued shares. The financial impact of this adjustment is an $8,285,484 increase to derivative liability and corresponding reduction in additional paid-in capital. Despite being a non-cash, balance sheet reclassification, an amended filing is necessary because the reclassification is material. We have made necessary conforming changes in the “Financial Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections.

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
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$727	$10,882
Prepaid expenses and other assets	225,000	95,175
Total current assets	225,727	106,057
Intangibles	161,170	153,434
Equipment, net	78,148	97,600
Total assets	$465,045	$357,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,569,751	$1,278,307
Accrued liabilities – related party	646,602	591,870
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	93,512	33,737
Debt, current portion	506,750	697,903
Derivative liability	8,386,474	356,554
Total current liabilities	11,603,089	3,358,371

Debt, long-term portion, net of debt discount	379,496	77,803
Total liabilities	11,982,585	3,436,174

Commitments and contingencies (Note 5)	-	-

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 122 and 136 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value; 140,000,000 shares authorized; 112,890,120 and 66,600,367 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	99,026	65,929
Additional paid-in capital	31,086,427	36,038,551
Common stock issuable	291,000	180,900
Common stock held in escrow	8,441	8,441
Accumulated deficit	(42,964,641)	(39,344,245)
Total deficit	(11,479,747)	(3,050,424)
Noncontrolling interest in subsidiary	(37,793)	(28,659)
Total stockholders’ deficit	(11,517,540)	(3,079,083)

Total liabilities and stockholders’ deficit	$465,045	$357,091

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

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
	(Restated)
Operating Activities:
Net loss	$(3,629,530)	$(5,218,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	332,090	571,207
Warrants issued for services	1,188,933	55,849
Legal Settlement – replacement warrants	-	1,119,450
Loss on extinguishment of debt	628,510
Employee stock options	327,000	981,000
Non-cash interest expense	307,097	--
Change in fair value of derivative liability	(1,164,807)	(2,324)
Amortization of debt discount	657,426	2,189
Depreciation expense	19,452	19,369
Changes in operating assets and liabilities:
Prepaid expenses	95,175	(11,712)
Accounts payable	291,444	805,753
Accrued liabilities – related party	54,732	121,558
Accrued payroll liabilities	59,775	15,102
Net cash used in operating activities	(832,703)	(1,541,050)

Investing Activities:
Purchase of intangible assets	(7,736)	(7,772)
Equipment purchase	--	(5,000)
Net cash used in investing activities	(7,736)	(12,772)

Financing Activities:
Proceeds from sale of common stock	555,500	1,095,020
Proceeds from debt	643,347	325,000
Payments on debt	(368,563)	(12,895)
Net cash provided by financing activities	830,284	1,407,125

Net decrease in cash	(10,155)	(146,697)

Cash, beginning of period	10,882	171,871

Cash, end of period	$727	$25,174

Cash paid for:
Interest	$27,092	$5,219
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$281,329	$75,650
Reduction of stock issuable by issuing common Stock	465,400	410,950
Debt and interest settled for common stock	1,014,756	--
Reclassification of common share equivalents to derivative liability	8,285,484	--

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

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

	January 27, 2016 (1)	February 10, 2016 (2)	February 24, 2016 (3)	March 31, 2016
Volatility	121%	121%	118%	121–127%
Risk-free interest rate	0.5%	0.4%	0.7%	0.3–0.8%
Expected life (years)	1.0	0.5	1.6	0.4 – 2.7
Dividend yield	--	--	--	--

	April 11, 2016(3)	April 19, 2016(3)	April 27, 2016(3)	May 3, 2016(3)
Volatility	111.5%	113.4%	119%	120.3%
Risk-free interest rate	0.62%	0.65%	0.71%	0.64%
Expected life (years)	1.43	1.41	1.39	1.37
Dividend yield	--	--	--	--

	May 6, 2016(3)	May 16, 2016(3) (6)	May 23, 2016(5)	May 24, 2016(5)
Volatility	120.4%	124–137.9%	138.1%	139%
Risk-free interest rate	0.63%	0.48-0.57%	0.28%	0.69%
Expected life (years)	1.36	0.76 - 1.33	0.36	1.0
Dividend yield	--	--	--	--

	May 27, 2016(3)(8)	May 30, 2016	June 10, 2016(4)(7)	June 13, 2016(8)
Volatility	125-139%	111–157.5%	145%	146%
Risk-free interest rate	0.58-0.69%	0.49-0.95%	0.26-0.42%	0.55%
Expected life (years)	0.99 - 1.30	0.51 – 2.51	0.31- 0.48	0.95
Dividend yield	--	--	--	--

	June 21, 2016(7)	June 29, 2016(4)(7)	June 30, 2016	July 8, 2016(8)
Volatility	146.2%	144.2%	118–144.2%	142.7%
Risk-free interest rate	0.27%	0.26-35%	0.2–0.65%	0.48%
Expected life (years)	0.28	0.25 – 0.42	0.11 – 2.42	0.88
Dividend yield	--	--	--	--

	July 12, 2016((8)	July 19, 2016(12)	July 20, 2016(8)	July 26, 2016(8)
Volatility	143.8%	146.3%	146.1%	146.6%
Risk-free interest rate	0.29%	0.31%	0.32-0.56%	0.55%
Expected life (years)	0.22	0.37	0.20 - 0.84	0.83
Dividend yield	--	--	--	--

	Aug. 8, 2016(8)(12)	Aug. 9, 2016(8)	Aug. 16, 2016(8)(12)	Aug. 17, 2016(11)
Volatility	147.8%	151.3%	163.7%	164.8%
Risk-free interest rate	0.29-0.31%	0.50%	0.27%	0.27-0.52%
Expected life (years)	0.15 - 0.32	0.79	0.12- 0.29	0.0 - 0.77

	Aug 30, 2016 (9)(10)	Sept 30, 2016
Volatility	178.4%	145.1–254.32%
Risk-free interest rate	0.47-0.52%	0.29-1.6%
Expected life (years)	0.00 - 0.41	0.25 – 10.26
Dividend yield	--	--

___________

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

(9) Partial Conversion February 2016 Convertible Note

(10) Conversion of January 2016 Convertible Note

(11) Exchange – February 2016 Convertible Note

(12) Partial Conversion of May 2016 Convertible Note

An estimated 53,643,328 number of shares were issuable if the conversion features and warrants had been exercised on September 30, 2016. We determined that as of September 30, 2016 we did not have sufficient authorized but unissued shares of our common stock available to settle all of the common share equivalents represented by our convertible notes, warrants, options and convertible preferred stock. As a result, the common share equivalents that exceeded our authorized but unissued shares of common stock were reclassified from equity to derivative liabilities on a latest inception date first basis using the inception date of the related instrument.

Changes in the derivative liability were as follows:

Amount
December 31, 2015	$356,554
December 2015 Convertible Note – additional borrowing	53,951
February 2016 Convertible Note	252,271
Exchange – Notes Payable Original Issue Discount	347,672
May 2016 Convertible Note	200,529
Exchange – December Convertible Note	34,673
Conversion – September 2015 Convertible Note	(171,276)
Conversion - December 2015 Convertible Note	(75,305)
Conversion – Notes Payable Original Issue Discount	(110,093)
Exchange – February 2016 Convertible Note	20,146
Conversion – December 2015 Convertible Note	(120,817)
Conversion – January 2016 Convertible Note	(86,141)
Conversion – Notes Payable Original Issue Discount	(227,280)
Conversion – February 2016 Convertible Note	(33,594)
Reclassification of common share equivalents to derivative liabilities	8,285,484
Change in fair value at September 30, 2016	(340,300)
September 30, 2016	$8,386,474

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

Note 10 – RESTATEMENT

During the Company’s closing process for the 2016 10-K, we determined that our previously reported results for the quarter ended September 30, 2016 did not properly represent a reclassification of common share equivalents to derivative liabilities as a result of insufficient authorized but unissued shares. The financial impact of this adjustment is an $8,285,484 increase to derivative liability and corresponding reduction in additional paid-in capital. Despite being a non-cash, balance sheet adjustment, an amended filing is necessary because the reclassification is material. We have made necessary conforming changes in the “Financial Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections.

The following tables reflect the impact of these corrections on our unaudited condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

Balance Sheet

	As of September 30, 2016		As of September 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash	$727	--	$727
Prepaid expenses and other assets	225,000	--	225,000
Total current assets	225,727	--	225,727
Intangibles	161,170	--	161,170
Equipment, net	78,148	--	78,148
Total assets	$465,045	--	$465,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,569,751	--	1,569,751
Accrued liabilities – related party	646,602	--	646,602
Customer deposits – related party	400,000	--	400,000
Accrued payroll taxes	93,512	--	93,512
Debt, current portion	506,750	--	506,750
Derivative liability	100,990	8,285,484	8,386,474
Total current liabilities	3,317,605	8,285,484	11,603,089

Debt, long-term portion, net of debt discount	379,496	--	379,496
Total liabilities	3,697,101	8,285,484	11,982,585

Stockholders' equity (deficit)
Preferred stock: $.001 par value: 15,000,000 shares authorized; 122 and 136 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively shares authorized, 200 shares issued and outstanding as of September 30, 2016 and December 31, 2015,	--	--	--
Common stock, $.001 par value, 140,000,000 shares authorized; 112,890,120 and 66,600,367 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	99,026	--	99,026
Additional paid-in capital	39,371,911	(8,285,484)	31,086,427
Common stock issuable	291,000	--	291,000
Common stock held in escrow	8,441	--	8,441
Accumulated deficit	(42,964,641)	(8,285,484)	(6,329,626)
Total deficit	(3,194,263)	--	(11,479,747)
Noncontrolling interest in subsidiary	(37,793)	--	(37,793)
Total stockholders' (deficit)	(3,232,056)	(8,285,484)	(11,517,540)

Total liabilities and stockholders’ equity	$465,045	--	$465,045

(a)	To correctly account for reclassification to derivative liabilities

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2016		Nine months ended September 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities:
Net loss	$(3,629,530)	--	$(3,629,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	332,090	--	332,090
Warrants issued for services	1,188,933	--	1,188,933
Legal Settlement – replacement warrants	-		-
Loss on extinguishment of debt	628,510	--	628,510
Employee stock options	327,000	--	327,000
Non-cash interest expense	307,097	--	307,097
Change in fair value of derivative liability	(1,164,807)	--	(1,164,807)
Amortization of debt discount	657,426	--	657,426
Depreciation expense	19,452	--	19,452
Changes in operating assets and liabilities:
Prepaid expenses	95,175	--	95,175)
Accounts payable	291,444	--	291,444
Accrued liabilities – related party	54,732	--	54,732
Accrued payroll liabilities	59,775	--	59,775
Net cash used in operating activities	(832,703)	--	(832,703)

Investing Activities:
Purchase of intangible assets	(7,736)	--	(7,736)
Equipment purchase	--	--	--)
Net cash used in investing activities	(7,736)	--	(7,736)

Financing Activities:
Proceeds from sale of common stock	555,500	--	555,500
Proceeds from debt	643,347	--	643,347
Payments on debt	(368,563)	--	(368,563)
Net cash provided by financing activities	830,284	--	830,284

Net decrease in cash	(10,155)	--	(10,155)

Cash, beginning of period	10,882	--	10,882

Cash, end of period	$727	--	$727

Cash paid for:
Interest	$27,092	--	$27,092
Income taxes	--	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$281,329	--	$281,329
Reduction of stock issuable by issuing common Stock	465,400	--	465,400
Debt and interest settled for common stock	1,014,756	--	1,014,756
Reclassification of common share equivalents to derivative liability	--	8,285,484	8,285,484

(a)	To correctly denote and account for reclassification

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

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $11,377,362 and $3,252,314, respectively, at September 30, 2016 and December 31, 2015. The decrease in working capital was due to an increase in accounts payable, amounts due to related parties, and incurring debt for working capital purposes.

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

Cool Technologies, Inc.

Dated: April 24, 2017	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: April 24, 2017	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

