Form 10-Q
period 2017-03-31
COOL TECHNOLOGIES, INC.
filed 2017-05-22
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2017, there were 122,568,133 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. – Financial Information

Item 1. Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$3,427	$62,291
Prepaid expenses	--	--
Total current assets	3,427	62,291
Intangibles	173,890	166,402
Equipment, net	65,180	71,664
Total assets	$242,497	$300,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,670,420	$1,595,883
Accrued liabilities – related party	618,051	553,953
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	93,512	93,512
Debt, current portion	686,621	825,170
Derivative liability	456,667	4,851,760
Total current liabilities	3,925,271	8,320,278

Debt, long-term portion, net of debt discount	261,829	18,311
Total liabilities	4,187,100	8,338,589

Commitments and contingencies (Note 5)	--	--

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 3,636,445 and 3,636,360 Preferred A and Preferred B shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,636	3,636
Common stock, $.001 par value; 350,000,000 shares authorized; 114,672,312 and 111,438,236 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	114,099	110,865
Preferred stock payable	51,000	51,000

Additional paid-in capital	38,301,360	31,891,116
Common stock issuable	142,000	125,500
Common stock held in escrow	8,441	8,441
Accumulated deficit	(42,521,360)	(40,188,414)
Total deficit	(3,900,824)	(7,997,856)
Noncontrolling interest in subsidiary	(43,779)	(40,376)
Total stockholders' deficit	(3,944,603)	(8,038,232)

Total liabilities and stockholders' deficit	$242,497	$300,357

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2017	2016

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	138,403	220,231
Consulting	120,418	1,212,890
Professional fees	48,706	111,345
Research and development	79,828	12,767
General and administrative	69,486	463,027
Total operating expenses	456,841	2,020,260

Operating loss	(456,841)	(2,020,260)

Other income (expense):
Interest expense, net	(215,021)	(371,243)
Change in fair value of derivative liability	(1,664,487)	(146,878)

Net loss	(2,336,349)	(2,538,381)
Less: Noncontrolling interest in net loss	(3,403)	(3,580)

Net loss to shareholders	$(2,332,946)	$(2,534,801)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	112,944,212	67,276,998

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating Activities:
Net loss	$(2,336,351)	$(2,538,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	4,314	1,115,246
Employee stock options	--	327,000
Non-cash interest expense	43,174	149,089
Change in fair value of derivative liability	1,664,487	146,878
Amortization of debt discount	160,822	201,343
Depreciation expense	6,484	6,484
Changes in operating assets and liabilities:
Prepaid expenses	--	51,630
Accounts payable	74,537	143,862
Accrued liabilities – related party	64,098	47,817
Accrued payroll liabilities	--	--
Net cash used in operating activities	(318,435)	(349,032)

Investing Activities:
Intangible assets	(7,488)	(7,384)
Net cash used in investing activities	(7,488)	(7,384)

Financing Activities:
Proceeds from sale of common stock	--	400,000
Proceeds from debt	274,985	173,800
Payments on debt	(7,926)	(6,013)
Net cash provided by financing activities	267,059	567,787

Net (decrease) increase in cash	(58,864)	211,371

Cash, beginning of period	62,291	10,882

Cash, end of period	$3,427	$222,253

Cash paid for:
Interest	$7,481	$7,528

Non-cash transaction:
Derivative liability offset by debt discount	$54,985	$173,800
Reduction of common stock issuable by issuing stock	0	25,400
Debt and interest settled for common stock	1,925	91,667
Reclassification of common shares equivalents to additional paid-in capital	(6,364,224)	--

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

Our technologies are divided into three distinct but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist. As of March 31, 2017, we have six US patents and six patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2017, has been derived from audited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $42,521,360 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system. There can be no assurance, however, that we will be successful in accomplishing these objectives.

Note 2 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of Cool Technologies.

Note 3 – Debt

Debt consists of the following:

	March 31, 2017	December 31, 2016
Notes payable -- original issue discount	$225,000	$225,000
Convertible notes payable	944,553	641,129
Test vehicle financing	53,884	61,811
Note payable – related party	237	237
Note payable – UPT minority owner	250,000	250,000
	1,473,674	1,178,177
Debt discount	(525,224)	(334,696)
	948,450	843,481
Less: current portion	(686,621)	(825,170)
Long-term portion	$261,829	$18,311

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

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt net of discount are as follows:

Year ending December 31,
2017	$677,874
2018	369,902
2019	(99,326)
2020	--
$948,450

Note 4 – Derivative Liability

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

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Three Months Ended March 31, 2017

Volatility	171–199%
Risk-free interest rate	0.54–1.15%
Expected life (years)	0.15–1.67
Dividend yield	--

Changes in the derivative liability were as follows:

	Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2016	--	--	$4,851,760
Conversions of convertible debt	--	--	(2,257)
Issuance of convertible debt and other derivatives	--	--	306,901
Reclassification of common share equivalents to additional paid in capital	--	--	(6,364,224)
Change in fair value	--	--	1,664,487
Convertible debt and other derivative liabilities at March 31, 2017	$--	$--	$456,667

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

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK against the Company and Timothy Hassett, the Company’s Chief Executive Office alleging damages of $1,100,000 for breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. The Company is contesting the suit and intends to seek leave from the court to file a motion to dismiss.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 85 Series A and 3,636,360 Series B preferred shares issued and outstanding as of March 31, 2017. A total of 927,270 Series B preferred shares is issuable.

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

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. As of March 31, 2017 and 2016, the number of shares of preferred stock to be issued was 927,270 and 0 shares, respectively.

Spirit Bear, a related party, holds 82 shares of our Series A preferred stock and KHIC, Inc., a related party, holds the remaining 3 shares of our Series A preferred stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of March 31, 2017 and December 31, 2016, the number of shares of common stock to be issued was 971,364 and 821,364 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of March 31, 2017, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	34,045,467	$0.30
Granted	-	--
Forfeited or cancelled	(3,395,831)	0.57
Outstanding, March 31, 2017	30,649,636	0.27	2.4	$1,006,326
Exercisable, March 31, 2017	30,649,636	0.27	2.4	$1,006,326

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which we recorded expense of $660,000.

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Three months ended March 31,
	2017	2016
Nonemployee common stock	$--	$--
Nonemployee preferred Series B
Nonemployee warrants – fully-vested upon issuance	--	445,390
Nonemployee warrants – service and performance conditions	4,314	9,856
Employee common stock
Employee stock options – market price-based	--	327,000
Total share-based expense charged against income	$4,314	$782,246

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of March 31, 2017, and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

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

Other

During the quarters ended March 31, 2017 and 2016, we issued no other shares of common stock in exchange for services.

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

The following summarizes the Black-Scholes assumptions used to estimate the fair value of these common stock warrants:

	Replacement Warrants	Additional Warrants
Volatility	133–182%	204%
Risk-free interest rate	1.1–1.3%	1.4%
Expected life (years)	3.0 – 4.3	5.0
Dividend yield	--	--

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

Nonemployee common stock warrants -- Service and performance conditions

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
Total		2,600,000
Vested – March 31, 2017		(660,000)
Nonvested – March 31, 2017		1,940,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of March 31, 2017, and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the three months ended March 31, 2017 and 2016, 60,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $4,314 and $9,856, respectively.

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

Employee stock options – Fully-vested

We granted no additional fully-vested options during the three months ended March 31, 2017.

Employee stock options – Market-based

We granted no additional options that vest upon the achievement of certain stock prices during the three months ended March 31, 2017. No additional non-vested market-based options vested during the quarter ended March 31, 2017.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2017	2016

Net loss available for stockholders	$(2,332,946)	$(2,534,801)
Weighted average outstanding shares of common stock	112,944,212	67,276,998
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	112,944,212	67,276,998

Net loss per share – Basic and diluted	$(0.02)	$(0.04)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

	March 31
	2017	2016
Stock options	4,000,000	10,000,000
Common stock warrants	55,547,086	25,968,881
Common stock issuable	971,364	2,773,745
Convertible notes	23,054,067	3,709,487
Convertible preferred stock	8,186,090	6,100,000
Convertible preferred stock issuable	927,270	--
Total	92,685,877	48,552,113
Total exercisable at March 31	90,787,243	41,778,368

Note 9 – Subsequent Events

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

On April 18, 2017, we issued 1,132,000 shares of our common stock upon partial conversion of $28,300 on convertible debt of $368,703 by KHIC, LLC, a greater than 5% stockholder, .

On April 25, 2017, we issued 1,000,0000 shares of common stock to Spirit Bear upon conversion of 20 shares of our Series A Stock .

On May 1, 2017, we issued 1,543, 305 shares of our common stock to Uptick Capital, LLC pursuant to a consulting agreement for business development services and strategic introductions to the financial community provided to our company.

On May 3, 2017, we issued an aggregate of 1,411,426 shares of common stock to Bellridge Capital, LLC upon the exercise of the $150,000 principal amount of convertible promissory notes issued to Bellridge on December 6, 2016. The Note in the principal amount of $100,000 was converted into an aggregate of 941,867 shares of the Company’s common stock, which included 17,226 shares representing accrued interest of $1,863.01. The Note in the principal amount of $50,000 was converted into an aggregate of 469,559 shares of the Company’s common stock, which included 7,219 shares representing accrued interest of $780.82.

On May 8, 2017, we issued 909,090 shares of common stock to Inverom Corporation, a 5% stockholder, upon the conversion of 909,090 shares of Series B stock , which represented all of the shares of Series B Stock held by Inverom Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

We plan to commercialize thermal dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. We believe that our technologies can help increase the efficiency and lifespan as well as help meet regulatory emissions standards for heat producing equipment and components. We believe that the simplicity of the heat pipe architecture as well as the fact that it provides effective new applications for existing manufacturing processes should enhance the cost structure in several large industries including motor/generator and engine manufacturing.

We also plan to commercialize an integrated parallel power input system that can be retrofit onto new and existing American trucks. The integrated system enables work trucks to run an on-board generator to deliver mobile electric power. When the generator is enhanced by our thermal technology, we believe it should be able to output more power than any other generator of its size on the market.

The markets we intend to serve with our mobile generation system include consumer, industrial and military markets, both in the U.S. and worldwide.

As of March 31, 2017, we have six US patents and six patent applications pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

We intend to commercialize our patents by integrating our technology with Original Equipment Manufacturer (OEM) partners, by licensing our thermal technologies and applications to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers; and by licensing or marketing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. Third party representatives and our UPT subsidiary are also taking pre-orders for new retrofitted work trucks.

We opened our UPT headquarters in Largo, Florida in May 2014. We use the facility to perform research and development for our mobile generator business and it will serve as a sales showroom in the future.

Plan of Operation

We have developed and intend to commercialize thermal dispersion technologies in various product platforms, a parallel power input gearbox, around which we have designed a mobile generator system and an electric load assist around which we have designed a vehicle retrofit system. As part of our commercialization efforts, we have applied for and received a trademark for our Totally Enclosed Heat Pipe Cooled technology or 'TEHPC'.

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

Management is currently negotiating additional funding arrangements to support completion of the initial phases of our business plan, which is to license our thermal technologies (radial vent heat pipe and wet disc clutch/brake) and applications; to license or sell mobile generation units (MG 30 – MG 200) powered by the Company’s proprietary and patent-pending MG system; and to license its submersible motor dry pit technologies and/or to bring to market its technologies and applications through key distribution partners.

Currently, our primary focus is on the mobile generation systems from MG 30 to MG 80. Appearances at public events such as the North American International Auto Show and the Kentucky Derby as well as presentations at private events such as Craftsmen Industries 35th Anniversary Party have generated interest from potential customers including truck manufacturers, distributors and up-fitters, trailer manufacturers, the US military and military vehicle providers, disaster relief agencies, and a global conglomerate. The Company is working to turn the interest into orders. Craftsmen is currently testing the Ford F-350 80 kVA work truck. The company is in the process of acquiring and retrofitting Class 4 and 7 trucks to address the specific needs of interested customers. We believe that public demonstrations of the technology are an effective way to generate interest. Therefore, additional demonstrations targeting specific industries are being arranged.

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

On May 3, 2017, the Notes were converted in full and Bellridge was issued an aggregate of 1,411,426 shares of the Company’s common stock. The Note in the principal amount of $100,000 was converted into an aggregate of 941,867 shares of the Company’s common stock, which included 17,226 shares representing accrued interest of $1,863.01. The Note in the principal amount of $50,000 was converted into an aggregate of 469,559 shares of the Company’s common stock, which included 7,219 shares representing accrued interest of $780.82.

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

Amended Articles of Incorporation

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

On April 25, 2017, we delivered to Craftsmen Industries, a Class III Vehicle (Ford F-350 dually) up-fitted with a production-ready MG 30 kVA (single phase/three phase) system. For up to 60 days, the two companies will test, tune and finalize the system’s design to ensure it meets the technical criteria required by Craftsmen’s customer base and our target customers.

Subsequently, Craftsmen invited the Company to demonstrate its mobile generation technology and the potential benefits for Craftsmen products at Craftsmen’s 35th Anniversary Party on April 27, 2017. Over 100 current and prospective Craftsmen customers were in the audience for the demonstrations.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended March 31,
	2017	2016	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	138,403	220,231	(81,828)	(37)%
Consulting	120,418	1,212,890	(1,092,472)	(90)%
Professional fees	48,706	111,345	(62,639)	(56)%
Research and development	79,828	12,767	67,061	525%
General and administrative	69,486	463,027	(393,539)	(85)%
Total operating expenses	456,841	2,020,260	(1,563,417)	(77)%

Interest expense, net	(215,021)	(371,243)	156,222	42%
Change in fair value of derivative liability	(1,664,487)	(146,878)	(1,517,609)	1033%

Net loss	(2,336,349)	(2,538,381)	202,030	8%

Less: Noncontrolling interest	(3,403)	(3,580)	177	5%

Net loss to shareholders	$(2,332,946)	$(2,534,801)	$201,853	8%

Revenues

During the three months ended March 31, 2017, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses decreased in the three months in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 because of the resignation of an officer. Consulting expense decreased between the periods due to a reduction in share-based payments for financing advisory services and for our board of advisors during the three months ended March 31, 2017. Professional fees decreased in 2017 because funding shortages necessitated a reduction in the use of outside assistance. Research and development increased in the first three months of 2017 to address the final requirements for the completion of the Company’s first two trucks. General and administrative expense decreased during the periods reported due to the reduction of $327,000 stock-based compensation in 2017.

Other Income and Expense

Interest expense decreased in the first three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to (a) fewer borrowings, and (b) recording fewer debt-related derivatives as interest expense. Interest expense in the three months ended March 31, 2016 related primarily to debt discount amortization. The change in fair value of derivative liability between the two periods reflects the change in fair value of the conversion feature embedded in the convertible debt agreements of $148,219 and the change in fair value of the common share equivalent reclassified to derivative liability of $1,516,268 both of which are included in the March 31, 2017 number.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is a result of our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted from ‘Net loss’ to calculate ‘Net loss to shareholders’.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At March 31, 2017, we had cash and cash equivalents of $3,427.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,864,536 and $8,257,987, at March 31, 2017 and December 31, 2016, respectively. The decrease in working capital was due to an increase in prepaid expense, accounts payable, amounts due to related parties, a reduction in the current portion of the outstanding debt, and a significant decrease in derivative liability as a result of a reclassification of derivative liabilities to common share equivalents.

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

On May 3, 2017, the Notes were converted in full and Bellridge was issued an aggregate of 1,411,426 shares of the Company’s common stock. The Note in the principal amount of $100,000 was converted into an aggregate of 941,867 shares of the Company’s common stock, which included 17,226 shares representing accrued interest of $1,863.01. The Note in the principal amount of $50,000 was converted into an aggregate of 469,559 shares of the Company’s common stock, which included 7,219 shares representing accrued interest of $780.82.

March 2017 Convertible Note. On March 14, 2017, the Company entered into an additional note purchase agreement with Bellridge which provides for the purchase of a $78,750 convertible promissory note on the same terms as the December 6, and December 28, 2016 Notes. The note has a 5% original issue discount and bears interest at 5% per annum. The maturity date is March 14, 2018.

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

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(318,435)	$(349,032)
Net cash used in investing activities	(7,488)	(7,384)
Net cash provided by financing activities	267,059	567,787

Net cash used in operating activities decreased from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily through deferring payment to vendors and management. The resignation of an officer in October 2016 reduced executive salary and automobile expenses by approximately $48,000. Consulting expense decreased primarily due to a reduction in share-based payments for financing advisory services and for our board of advisors of $1,105,390 during the three months ended March 31, 2017. Professional fees decreased by $62,639 from 2016 to 2017 because lack of funds necessitated a reduction in the use of outside assistance. Research and development increased by $67,061 in 2017 to address the final requirements for the completion of the Company’s first two trucks. General and administrative expense decreased primarily due to the reduction of $327,000 stock-based compensation during the three months ended March 31, 2017.

Our investing activity relates to the purchase of test vehicles in 2015 into which we have retrofit our Mobile Generation technology. Investing activity also relates to the on-going development of patents which has remained steady since inception. The Company received its sixth patent (a radial vent heat pipe system) on February 24, 2017.

Cash provided by financing activities included debt borrowings of $274,985 and $173,800 for the three months ended March 31, 2017 and 2016, respectively. No cash was provided though the sale and issuance of equity during the first three months of 2017 whereas cash provided from equity sales totaled $400,000 during the first three months of 2016.

The reason for the increased debt borrowings and elimination of equity sales during the first quarter of 2017 was due to the low price of the Company’s stock which made the issuance of equity more expensive when compared to the issuance of debt.

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

Going Concern

We have incurred net losses of $42,521,360 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2017, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2017, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company's four officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company's internal controls have inherent weaknesses.

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

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK against the Company and Timothy Hassett, the Company’s Chief Executive Office alleging damages of $1,100,000 for breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. The Company is contesting the suit and intends to seek leave from the court to file a motion to dismiss.

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

On April 18, 2017, we issued 1,132,000 shares of our common stock upon partial conversion of $28,300 on convertible debt of $368,703 by KHIC, LLC , .

On April 25, 2017, we issued 1,000,0000 shares of common stock to Spirit Bear Ltd. upon conversion of 20 shares of our Series A preferred stock .

On May 8, 2017, we issued 909,090 shares of common stock to Inverom Corporation upon the conversion of 909,090 shares of Series B preferred stock .

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

Cool Technologies, Inc.

Dated: May 19, 2017	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: May 19, 2017	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

