Form 10-Q
period 2017-06-30
COOL TECHNOLOGIES, INC.
filed 2017-08-14
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2017, there were 138,819,203 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$161,645	$62,291
Prepaid expenses	36,999	--
Total current assets	198,644	62,291
Intangibles	178,454	166,402
Equipment, net	58,696	71,664
Total assets	$435,794	$300,357

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,657,118	$1,595,883
Accrued liabilities – related party	654,001	553,953
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	106,917	93,512
Debt, current portion	743,383	825,170
Derivative liability	84,196	4,851,760
Total current liabilities	3,645,615	8,320,278

Debt, long-term portion, net of debt discount	250,702	18,311
Total liabilities	3,896,317	8,338,589

Commitments and contingencies (Note 5)	--	--

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 2,727,323 and 3,636,360 Preferred A and Preferred B shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,727	3,636
Common stock, $.001 par value; 350,000,000 shares authorized; 129,298,133 and 111,438,236 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	128,725	110,865
Preferred stock payable	51,000	51,000
Common stock payable	187,000
Additional paid-in capital	39,450,215	31,891,116
Common stock issuable	-	125,500
Common stock held in escrow	8,441	8,441
Accumulated deficit	(43,241,867)	(40,188,414)
Total deficit	(3,413,759)	(7,997,856)
Noncontrolling interest in subsidiary	(46,764)	(40,376)
Total stockholders' deficit	(3,460,523)	(8,038,232)

Total liabilities and stockholders' deficit	$435,794	$300,357

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2017	2016	2017	2016

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	126,546	190,348	264,949	410,652
Consulting	211,611	152,651	332,029	1,365,541
Professional fees	55,578	97,031	104,283	208,375
Research and development	31,970	6,484	111,798	19,253
General and administrative	73,548	135,338	143,038	598,291
Total operating expenses	499,253	581,852	956,097	2,602,112

Operating loss	(499,253)	(581,852)	(956,097)	(2,602,112)

Other income (expense):
Interest expense, net	(351,326)	(445,488)	(566,346)	(816,731)
Change in fair value of derivative liability	127,087	901,689	(1,537,400)	754,812
Loss on extinguishment of debt		(572,289)		(572,289)

Net loss	(723,492)	(697,940)	(3,059,843)	(3,236,320)
Less: Noncontrolling interest in net loss	(2,986)	(2,165)	(6,388)	(5,745)

Net loss to shareholders	$(720,506)	$(695,775)	$(3,053,455)	$(3,230,575)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	121,158,343	82,148,475	117,073,968	88,558,027

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net loss	$(3,059,843)	$(3,236,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	115,329	282,090
Warrants issued for services	47,229	1,182,548
Loss on extinguishment of debt	--	572,289
Employee stock options	--	327,000
Non-cash interest expense	45,817	290,495
Change in fair value of derivative liability	1,537,400	(754,812)
Amortization of debt discount	503,485	491,348
Depreciation expense	12,968	12,968
Changes in operating assets and liabilities:
Prepaid expenses	(36,999)	92,474
Accounts payable	61,235	127,387
Accrued liabilities – related party	100,048	(107,125)
Accrued payroll liabilities	13,405	59,775
Net cash used in operating activities	(659,926)	(659,883)

Investing Activities:
Intangible assets	(12,052)	(7,736)
Net cash used in investing activities	(12,052)	(7,736)

Financing Activities:
Proceeds from sale of common stock	357,500	400,000
Proceeds from debt	424,985	267,037
Payments on debt	(11,153)	(7,536)
Net cash provided by financing activities	771,332	659,501

Net (decrease) increase in cash	99,354	(8,118)

Cash, beginning of period	62,291	10,882

Cash, end of period	$161,645	$2,764

Cash paid for:
Interest	$8,019	$15,263
Income taxes paid	--	--

Non-cash transaction:
Derivative liability offset by debt discount	$54,985	$281,329
Reduction of common stock issuable by issuing stock	30,000	465,400
Debt and interest settled for common stock	298,370	434,410
Reclassification of common shares equivalents to additional paid-in capital	(6,364,224)	--

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

We have developed and intend to commercialize heat dispersion technologies in various product platforms, and have developed and are commercializing a parallel power gearing system around which we have designed a mobile power generation system that retrofits onto Class 3 to 7 work trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym. We currently own one trademark: TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.

Our technologies are divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology. As of June 30, 2017, we have seven US patents, one granted Mexican patent, four pending applications and one filed provisional application in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers; and by licensing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. On May 25, 2017, the company received its first order: 10 mobile power generation systems.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2017, has been derived from audited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $43,241,867 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system. There can be no assurance, however, that we will be successful in accomplishing these objectives.

Note 2 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of Cool Technologies.

Note 3 – Debt

Debt consists of the following:

	June 30, 2017	December 31, 2016
Notes payable -- original issue discount	$225,000	$225,000
Convertible notes payable	820,703	641,129
Test vehicle financing	50,656	61,811
Note payable – related party	237	237
Note payable – UPT minority owner	250,000	250,000
	1,346,596	1,178,177
Debt discount	(352,511)	(334,696)
	994,085	843,481
Less: current portion	(743,383)	(825,170)
Long-term portion	$250,702	$18,311

Notes payable – original issue discount

In October 2015, we received $350,000 under two notes payable with an original issue discount of $50,000, in lieu of interest. The $400,000 principal balance was payable in full on March 31, 2016. In the event of default, the interest rate will be 18% per annum.

Negotiations to extend the maturity date commenced before the end of March and were concluded with the signing of the Forbearance and Amendment Agreement on April 28, 2016. $377,142 and $102,857 for a total of $480,000 plus a forbearance fee of $5,000 payable to each holder of a note payable. In exchange, the holders agreed to refrain from taking legal action until May 16, 2016.

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

The note may be converted at any time into shares of the common stock at the conversion price pursuant to the terms of the note. The buyer may not, however, convert more than 50% of the note’s purchase price prior to September 30, 2016. On April 18, 2017, the buyer converted $28,300 into 1,132,000 shares of common stock.

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

On May 22, 2017, a total of $35,000 were converted into 500,000 shares of common stock.

On June 9, 2017, the company signed an amendment to the convertible promissory note which extended the maturity date to August 10, 2017 and reduced the conversion price from $0.07 to $0.05 per share.

Subsequent to the signing of the amendment, from June 6 to June 15, 2017, a total of $55,000 were converted into 1,100,000 shares of common stock. On June 28, 2017, the buyer converted $25,500 into 510,000 shares of common stock and the note was retired.

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

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt net of discount are as follows:

Year ending December 31,
2017	$709,845
2018	367,984
2019	(83,744)
2020	--
$994,085

Note 4 – Derivative Liability

Under the terms of the September 2015, December 2015, February 2016, May 2016, December 2016, February 2017, March 2017, April 2017 Convertible Notes, we identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Six Months Ended June 30, 2017

Volatility	171–199%
Risk-free interest rate	0.54–1.31%
Expected life (years)	0.15–1.67
Dividend yield	--

Changes in the derivative liability were as follows:

	Six Months Ended June 30, 2017
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2016	--	--	$4,851,760
Conversions of convertible debt	--	--	(247,641)
Issuance of convertible debt and other derivatives	--	--	306,901
Reclassification of common share equivalents to additional paid in capital	--	--	(6,364,224)
Change in fair value	--	--	1,537,400
Convertible debt and other derivative liabilities at June 30, 2017	$--	$--	$84,196

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

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK alleging damages of $1,100,000 for inter alia breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both Substantive and Jurisdictional grounds.  On April 13, 2017, the Honorable Roslynn R. Mauskopf granted leave to renew our March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, Corporate counsel informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the Warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30th Plaintiff filed an “attorney verified” amended complaint inter alia admitting that the company registered the shares. On August 7, 2017, Corporate Counsel requested leave for a pre-motion conference to move to dismiss the matter.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 53 Series A and 2,727,270 Series B preferred shares issued and outstanding as of June 30, 2017. A total of 927,270 Series B preferred shares is issuable.

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

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. On May 8, 2017, Inverom Corporation converted its 909,090 Series B preferred shares into 909,090 shares of common stock. The represented all of the shares of Series B stock held by Inverom Corporation.

As of June 30, 2017 and 2016, the number of shares of preferred stock to be issued was 927,270 and 0 shares, respectively.

Spirit Bear, a related party, holds 50 shares of our Series A preferred stock and KHIC, Inc., a related party, holds the remaining 3 shares of our Series A preferred stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common Stock

On August 19, 2015, the stockholders voted to increase the number of authorized shares of common stock from 100,000,000 shares to 140,000,000 shares. On February 10, 2017, the board of directors and the holders of Series B Preferred shares voted to amend the Articles of Incorporation and thereby, approved to increase the number of authorized shares to 350,000,000. Amending the Articles of Incorporation requires an affirmative vote from the holders holding at least a majority of the voting rights of the outstanding common stock. As per an amended and restated Certificate of Designation filed with the state of Nevada on October 31, 2016, the holders of Series B Preferred shares are entitled to sixty-six and two-thirds percent (66 2/3%) of the total votes on all such matters that shareholders are allowed to vote on.

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of June 30, 2017 and December 31, 2016, the number of shares of common stock to be issued was 2,411,364 and 821,364 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of June 30, 2017, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	34,045,467	$0.30
Granted	5,500,000	0.07
Forfeited or cancelled	(3,729,164)	0.57
Outstanding, June 30, 2017	35,816,303	0.23	2.2	$222,496
Exercisable, June 30, 2017	35,816,303	0.23	2.2	$222,496

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which we recorded expense of $660,000.

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Six months ended June 30,
	2017	2016
Nonemployee common stock	$115,329	$--
Nonemployee preferred Series B	--	--
Nonemployee warrants – fully-vested upon issuance	41,111	445,390
Nonemployee warrants – service and performance conditions	6,118	9,856
Employee common stock	--	--
Employee stock options – market price-based	--	327,000
Total share-based expense charged against income	$162,558	$782,246

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Nonemployee common stock

UPT management agreement

In July, 2014, we entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of June 30, 2017, and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

Investor relations agreement

In June 2014, we entered into an agreement with a company, which subsequently became a shareholder, to provide investor relations services. Under the terms of this agreement we agreed to issue 60,000 shares of common stock each quarter through May 2015, for a total of 240,000 shares. We recognized expense of $31,200, during the quarter ended March 31, 2015, for the issuance of 60,000 shares.

In January 2016, we entered into a 2 month agreement with a company, which subsequently became a shareholder, to provide corporate consulting, communications and market outreach services. Under the terms of this agreement we agreed to pay $25,000 in fees and agreed to issue 150,000 one year warrants with an exercise price of $0.18 per share through February 2016, for a total of 300,000 warrants.

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

On July 27, 2016, the company signed a consulting agreement with Uptick Capital, LLC pursuant to which Uptick would provide business development services and strategic introductions to the financial community for an initial term of 3 months.

Subsequent to the removal of share reserves committed at that time to convertible debentures, the company agreed to issue $25,000 worth of restricted common shares priced at the 3-day average closing price per share prior to the effective date of the agreement. Equal amounts were to follow for the two months thereafter with each $25,000 share amount to be priced at the 3-day average closing price of the prior month. Therefore on May 1, 2017, we issued a total of 1,543,305 shares of our common stock to Uptick Capital, LLC.

Other

During the quarters ended June 30, 2017 and 2016, we issued no other shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	10,866,071	0.72
Granted	700,000	0.45
Forfeited or expired	(1,200,000)	0.54
Outstanding, June 30, 2017	10,366,071	0.46	2.3	$6,000
Exercisable, June 30, 2017	10,366,071	0.46	2.3	$6,000

On June 28, 2017, we issued three year warrants to purchase at total of 500,000 shares of common stock at an exercise price of $0.07 per to six individuals who provide services to the company. We recognized $27,727 of expense for these warrants.

Volatility	144%
Risk-free interest rate	1.5%
Expected life (years)	3.0
Dividend yield	--

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

On June 1, 2017, we issued a 30 month warrant to purchase 200,000 shares of common stock at an exercise price of $0.24 to an individual who joined our board of advisors. We recognized $13,383 of expense for the warrant.

Volatility	155%
Risk-free interest rate	1.2%
Expected life (years)	2.4
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
Total		2,600,000
Vested – June 30, 2017		(720,000)
Nonvested – June 30, 2017		1,880,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of June 30, 2017, and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the six months ended June 30, 2017 and 2016, 120,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $6,118 and $12,007, respectively.

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

Employee stock options – Fully-vested

We granted no additional fully-vested options during the three months ended June 30, 2017.

Employee stock options – Market-based

We granted no additional options that vest upon the achievement of certain stock prices during the three months ended June 30, 2017. No additional non-vested market-based options vested during the quarter ended June 30, 2017.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30
	2017	2016	2017	2016

Net loss available for stockholders	$(720,506)	$(697,490)	$(3,053,455)	$(3,236,320)
Weighted average outstanding shares of common stock	121,158,343	82,148,475	117,073,968	88,558,027
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	121,158,343	82,148,475	117,073,968	88,558,027

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

	June 30
	2017	2016
Stock options	4,000,000	10,000,000
Common stock warrants	61,323,753	29,849,336
Common stock issuable	2,411,364	290,412
Convertible notes	19,677,133	13,810,748
Convertible preferred stock	5,377,270	6,100,000
Convertible preferred stock issuable	927,270	--
Total	93,716,790	60,050,496
Total exercisable at June 30	90,378,156	55,760,084

Note 9 – Subsequent Events

On June 5th, 2017, the company signed a Master Retainer Agreement with Cornerstone Growth Advisors to retain the services of David Gerrard. As per the Statement of Work attached thereto, the Company agreed to issue 100,000 shares in lieu of paying the monthly retainer fees for the first two months of work. Therefore, on July 3, 2017, the Company issued Cornerstone Growth Advisors a three year warrant for 100,000 shares with an exercise price of $0.07. The warrant expires July 3, 2020 and includes a cashless exercise option.

On July 6, 2017, we sold a total of 545,455 shares of common stock and a three-year warrant to purchase 545,455 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $30,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On July 10, 2017, we sold a total of 2,000,000 shares of common stock and a five-year warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.06 per share, to an accredited investor in a private offering. We received $100,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On July 12, 2017, the Company engaged CoBuilder Inc., a California corporation as its agent for generating revenue and investment funding from various organizations including investment funds, end-users, channel partners, integrators, and Original Equipment Manufacturers (OEMs).

On July 16, 2017, we issued 67,176 shares of restricted common stock to address a shortfall in the commitment fee of 1,250,000 shares issued to Bellridge Capital LP on February 16, 2017 in connection with the securities purchase agreement entered into on December 6, 2016. As per the agreement and as set forth in the 8-K filed with the Securities Exchange Commission in conjunction with the purchase, Bellridge was owed 1,317,176 shares as a commitment fee.

On July 21, 2017, we sold a total of 285,714 shares of common stock and a five-year warrant to purchase 285,714 shares of our common stock at an exercise price of $0.10 per share, to Timothy Hassett in exchange for $20,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 21, 2017, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, to Summit Management Consulting in exchange for $70,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 21, 2017, we sold a total of 1,400,000,714 shares of common stock and a five-year warrant to purchase 1,400,000 shares of our common stock at an exercise price of $0.10 per share, to Judson Bibb in exchange for $98,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 25, 2017, we sold a total of 545,455 shares of common stock and a three-year warrant to purchase 545,455 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $30,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On July 27, 2017, we issued 309,090 common shares to 3 accredited investors who provided $51,000 to the company on October 31 and November 1, 2016. The investors, who already own Series B preferred stock, were due to receive an additional 927,270 shares of the same, however, as the preferred stock is convertible into common stock on a one to one basis, they agreed to have the shares they were due issued as common stock as soon as shares were available.

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

As of June 30, 2017, we have seven US patents, one granted Mexican patent, four pending applications and one filed provisional application pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

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

On July 30, 2014, we reached preliminary terms on a LLC Agreement (the "Preliminary LLC Agreement") with Alfred A. Cullere ("Cullere") concerning the governance and operations of UPT. Under the terms of the Preliminary LLC Agreement, we would own 95% of the membership interests and Cullere would own 5%. Cullere's interest cannot be diluted, even if additional membership interests are issued. These terms may change upon formalizing the final agreement which will occur as soon as possible.

The Company's current operations include product development with MJ Engineering, Quality Castings and other companies developing products that include the Company's intellectual property.

Amendment of Series B Preferred Stock

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

Bellridge Capital, LP

On December 6, 2016, we entered into a securities purchase agreement and a registration rights agreement (the “Registration Rights Agreement”) with Bellridge, pursuant to which Bellridge has agreed to purchase from us up to $5,000,000 in shares of our common stock, subject to certain limitations from time to time over a 36 month period commencing on the date of effectiveness of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement which registration statement has not been declared effective by the Securities and Exchange Commission. We may direct Bellridge, at our sole discretion and subject to certain conditions (including the effectiveness of the registration statement), to purchase a minimum of $25,000 and a maximum of $500,000 of shares (each a “Draw Down”) that is no more than 300% of the average trading volume of our common stock during the 10 day period immediately prior to the Draw Down. In addition, we may direct Bellridge to purchase shares only if during the fifteen consecutive days following a Draw Down request by us, the common stock equals or exceeds $0.06 per share. We will control the timing and amount of any sales of common stock to Bellridge but we may not request a Draw Down less than ten business days apart. The proceeds we receive are expected to be used for general corporate purposes. The securities purchase agreement limits our sales of shares of common stock to Bellridge to no more than the number of shares that would result in the beneficial ownership by Bellridge, at any single point in time, of more than 4.99% of the then outstanding shares of our common stock. However, the 4.99% limitation may be increased by Bellridge up to 9.99% upon at least 61 days’ prior notice to us. As consideration for its commitment to purchase shares of common stock pursuant to the securities purchase agreement, we issued to Bellridge 1,250,000 shares of common stock on February 16, 2017.

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

The result: an order for 10 MG systems from Craftsmen.

The order from Craftsmen concluded a sales process that began in December. And with the order of 10 MG systems, the company secured revenues and took the first steps to profitability.

Veteran Technology Group

The demonstration also jump started the execution of the Strategic Alliance Agreement with Veteran Technology Group LLC (“Vet Tech”), a developer of artificial intelligence (AI) software for advanced troubleshooting of complex systems. With clients in tow, Vet Tech saw the demo and felt assured they could successfully promote or sell the MG System. As a result, the agreement was signed on May 26th, 2017.

The agreement requires each company to identify business opportunities with their respective strategic partners, make referrals and then sell and produce products in tandem or on their own.

Vet Tech has a contract pipeline with the US Army and Marines due to their expertise in software development and AI combined with their previous military service. Beyond enhancing the potential for sales to the military, the possible incorporation of AI in CoolTech software has intrigued potential investors and customers.

Cornerstone Growth Partners

On June 5th, 2017, the company signed a Master Retainer Agreement with Cornerstone Growth Advisors to retain the services of David Gerrard. Mr. Gerrard was President and CEO of the largest single market truck dealership in North America and was subsequently tapped to head North American dealer operations, corporate stores and used trucks for Navistar. Now a managing partner at Cornerstone Growth Advisors, David’s connections at the truck industry user and leadership levels are extensive.

As a result of the signing, he now spearheads the industry integration strategy for CoolTech, positioning the company, nurturing client relationships and mining his network of contacts to help secure new customers and manage sales with Fortune 500 companies. The targets: Class 3 to 7 work trucks with applications ranging from disaster relief units, mobile kitchens and command centers, utility and telecom vehicles, digger derricks, crane trucks, bucket trucks, refrigerated trucks, electric vehicle chargers and mobile power platforms.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended June 30,
	2017	2016	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	126,546	190,348	(63,802)	(34)%
Consulting	211,611	152,651	58,960	(39)%
Professional fees	55,578	97,031	(41,453)	(43)%
Research and development	31,970	6,484	25,486	393%
General and administrative	73,548	135,338	(61,790)	(46)%
Total operating expenses	499,253	581,852	(82,599)	(14)%

Interest expense, net	(351,326)	(445,488)	94,162	21%
Change in fair value of derivative liability	127,087	901,689	(774,602)	86%
Loss on extinguishment of debt	--	(572,289)	572,289	(100)%

Net loss	(723,492)	(697,940)	25,552	4%

Less: Noncontrolling interest	(2,986)	(2,165)	(821)	38%

Net loss to shareholders	$(720,506)	$(695,775)	$(24,731)	4%

	Six months ended June 30,
	2017	2016	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	264,949	410,652	(145,703)	(35)%
Consulting	332,029	1,365,541	(1,033,512)	(76)%
Professional fees	104,283	208,375	(104,092)	(50)%
Research and development	111,798	19,253	92,545	481%
General and administrative	143,038	598,291	(455,253)	(76)%
Total operating expenses	956,097	2,602,112	(1,646,015)	(63)%

Interest expense, net	(566,346)	(816,731)	250,385	31%
Change in fair value of derivative liability	(1,537,400)	754,812	(2,292,212)	(304)%
Loss on extinguishment of debt	--	(572,289)	572,289	(100)%

Net loss	(3,059,843)	(3,236,320)	176,477	5%

Less: Noncontrolling interest	(6,388)	(5,745)	(643)	11%

Net loss to shareholders	$(3,053,455)	$(3,230,575)	$177,120	5%

Revenues

During the three months ended June 30, 2017, and since inception, we have not generated any revenues.

Operating Expenses

Payroll and related expenses decreased in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 because of the resignation of an officer. Consulting expense decreased between the periods due to a reduction in share-based payments for financing advisory services and for our board of advisors during the three months ended June 30, 2017. Professional fees decreased in 2017 because funding shortages necessitated a reduction in the use of outside assistance. Research and development increased in the first two quarters of 2017 to address the final requirements for the completion of the Company’s first two trucks. General and administrative expense decreased during the periods reported due to the reduction of $327,000 stock-based compensation in 2017.

Other Income and Expense

Interest expense decreased in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to (a) fewer borrowings, and (b) recording fewer debt-related derivatives as interest expense. Interest expense in the three months ended June 30, 2016 related primarily to debt discount amortization. The change in fair value of derivative liability between the two periods reflects the change in fair value of the conversion feature embedded in the convertible debt agreements of $148,219 and the change in fair value of the common share equivalent reclassified to derivative liability of $1,516,268 both of which are included in the June 30, 2017 number.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is a result of our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted from ‘Net loss’ to calculate ‘Net loss to shareholders’.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At June 30, 2017, we had cash and cash equivalents of $161,645.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,446,971 and $8,257,987, at June 30, 2017 and December 31, 2016, respectively. The decrease in working capital was due to an increase in prepaid expense, accounts payable, amounts due to related parties, a reduction in the current portion of the outstanding debt, and a significant decrease in derivative liability as a result of a reclassification of derivative liabilities to common share equivalents.

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

On June 30, 2017, the two promissory note holders signed an extension agreement that extended the maturity date of the promissory notes to September 30, 2017. The terms and conditions remain the same,

November 2016 Convertible Note – In November 2016, we entered into a convertible note agreement. We received $100,000 with an original issue discount of $10,000 in lieu of interest for a total amount of $110,000 due on June 9, 2017. In exchange, the lender received 350,000 inducement shares and the right to convert a portion or all of the unpaid principal balance and interest at a conversion price of $0.07 per share. In the event of default, the outstanding balance will increase by 25%. Shares reserved for future conversions total 1,571,450.

December 2016 Equity Line of Credit -- On December 6, 2016, we entered into a securities purchase agreement and a registration rights agreement with Bellridge, pursuant to which Bellridge has agreed to purchase from us up to $5,000,000 in shares of our common stock, subject to certain limitations including an effective registration statement registering the shares issuable to Bellridge under the line of credit, which registration statement has not yet been declared effective by the Securities and Exchange Commission, from time to time over a 36 month period commencing on the date of effectiveness of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement. We may direct Bellridge, at our sole discretion and subject to certain conditions, to purchase a minimum of $25,000 and a maximum of $500,000 of shares that is no more than 300% of the average trading volume of our common stock during the 10 day period immediately prior to the Draw Down. In addition, we may direct Bellridge to purchase shares only if during the fifteen consecutive days following a Draw Down request by us, the common stock equals or exceeds $0.06 per share. We will control the timing and amount of any sales of common stock to Bellridge but we may not request a Draw Down less than ten business days apart. The proceeds received by us are expected to be used for general corporate purposes. The securities purchase agreement limits our sales of shares of common stock to Bellridge to no more than the number of shares that would result in the beneficial ownership by Bellridge, at any single point in time, of more than 4.99% of the then outstanding shares of our common stock. However, the 4.99% limitation may be increased by Bellridge up to 9.99% upon at least 61 days’ prior notice to us. As consideration for its commitment to purchase shares of common stock pursuant to the securities purchase agreement, we issued to Bellridge 1,250,000 shares of common stock on February 16, 2017.

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

April Convertible Note – On April 5, 2017, the Company entered into a convertible note agreement. We issued 300,000 inducement shares of restricted common stock and received $150,000, with an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on November 5, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.10 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Shares reserved for future conversions must equal to at least 100% of the full number of shares of common stock issuable upon conversion of all outstanding amounts under this note.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(659,926)	$(659,883)
Net cash used in investing activities	(12,052)	(7,736)
Net cash provided by financing activities	771,332	659,501

Net cash used in operating activities was basically unchanged from the six months ended June 30, 2016 to the six months ended June 30, 2017. Payroll expense decreased by $145,703 from 2016 to 2017. The resignation of an officer in October 2016 reduced executive salary and automobile expenses by approximately $48,000. Consulting expense decreased primarily due to a reduction in share-based payments for financing advisory services and for our board of advisors of $1,033,512 during the six months ended June 30, 2017. Professional fees decreased by $104,092 from 2016 to 2017 because lack of funds necessitated a reduction in the use of outside assistance. Research and development increased by $92,545 in 2017 to address the final requirements for the completion of the Company’s first two trucks. General and administrative expense decreased primarily due to the reduction of $455,253 stock-based compensation during the six months ended June 30, 2017.

Our investing activity relates to the purchase of test vehicles in 2015 into which we have retrofit our Mobile Generation technology. Investing activity also relates to the on-going development of patents which has remained steady since inception. The Company received its sixth patent (a radial vent heat pipe system) on February 24, 2017 and a seventh patent (heat pipe cooled wet rotating disc engagement systems more commonly known as wet clutches or wet disc brakes) on April 3, 2017.

Cash provided by financing activities included debt borrowings of $424,985 and $267,037 for the six months ended June 30, 2017 and 2016, respectively. A total of $357,500 was provided though the sale and issuance of equity during the first six months of 2017 whereas cash provided from equity sales totaled $400,000 during the first three months of 2016.

The reason for the increased debt borrowings during the first and second quarters of 2017 was due to the low price of the Company’s stock which made the issuance of equity more expensive when compared to the issuance of debt.

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

Going Concern

We have incurred net losses of $43,241,867 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional funding arrangements to support completion of the commercialization phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) as well as retrofitted vehicles that incorporate our proprietary gearing system. There can be no assurance, however, that we will be successful in raising additional financing and accomplishing these objectives.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2017, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2017, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK alleging damages of $1,100,000 for inter alia breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both Substantive and Jurisdictional grounds.  On April 13, 2017, the Honorable Roslynn R. Mauskopf granted leave to renew our March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, Corporate counsel informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the Warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30th Plaintiff filed an “attorney verified” amended complaint inter alia admitting that the company registered the shares. On August 7, 2017, Corporate Counsel requested leave for a pre-motion conference to move to dismiss the matter.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2017, we sold a total of 1,000,000 shares of common stock and a three-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $55,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On June 30, 2017, we sold a total of 500,000 shares of common stock and a three-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $27,500 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On July 6, 2017, we sold a total of 545,455 shares of common stock and a three-year warrant to purchase 545,455 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $30,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On July 10, 2017, we sold a total of 2,000,000 shares of common stock and a five-year warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.06 per share, to an accredited investor in a private offering. We received $100,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On July 21, 2017, we sold a total of 285,714 shares of common stock and a five-year warrant to purchase 285,714 shares of our common stock at an exercise price of $0.10 per share, to Timothy Hassett in exchange for $20,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 21, 2017, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, to Summit Management Consulting in exchange for $70,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 21, 2017, we sold a total of 1,400,000,714 shares of common stock and a five-year warrant to purchase 1,400,000 shares of our common stock at an exercise price of $0.10 per share, to Judson Bibb in exchange for $98,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 25, 2017, we sold a total of 545,455 shares of common stock and a three-year warrant to purchase 545,455 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $30,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

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

Cool Technologies, Inc.

Dated: August 14, 2017	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2017	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

