Form 10-Q
period 2017-09-30
COOL TECHNOLOGIES, INC.
filed 2017-11-20
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 13, 2017, there were 152,383,654 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash	$456,545	$62,291
Prepaid expenses and other assets	46,999	--
Total current assets	503,544	62,291
Intangibles	182,082	166,402
Equipment, net	52,212	71,664
Total assets	$737,838	$300,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,693,239	$1,595,883
Accrued liabilities – related party	496,534	553,953
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	106,917	93,512
Debt, current portion, net of debt discount	1,042,812	825,170
Derivative liability	20,740	4,851,760
Total current liabilities	3,760,242	8,320,278

Debt, long-term portion, net of debt discount	23,627	18,311
Total liabilities	3,783,869	8,338,589

Commitments and contingencies (Note 5)	--	--

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 15,000,000 shares authorized; 2,727,303 and 3,636,360 Preferred A and Preferred B shares issued and outstanding at September 30, 2017 and December 31, 2016, Respectively	2,727	3,636
Common stock, $.001 par value; 350,000,000 shares authorized; 146,016,834 and 111,438,236 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	144,444	110,865
Preferred stock payable	--	51,000
Common stock payable	554,000	--
Additional paid-in capital	40,517,316	31,981,116
Common stock issuable	0	125,500
Common stock held in escrow	8,441	8,441
Accumulated deficit	(44,222,918)	(40,188,414)
Total deficit	(2,995,990)	(7,997,856)
Noncontrolling interest in subsidiary	(50,041)	(40,376)
Total stockholders’ deficit	(3,046,031)	(8,038,232)

Total liabilities and stockholders’ deficit	$737,838	$300,357

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30
	2017	2016	2017	2016
Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	132,754	129,668	397,702	540,320
Consulting	309,968	157,500	641,997	1,523,041
Professional fees	72,210	33,113	176,493	241,488
Research and development	77,034	156,484	188,832	175,739
General and administrative	92,152	63,130	235,190	661,420
Total operating expenses	684,118	539,895	1,640,214	3,142,008

Operating loss	(684,118)	(539,895)	(1,640,214)	(3,142,008)

Other income (expense):
Interest expense, net	(295,064)	(207,087)	(861,409)	(1,023,819)
Change in fair value of derivative liability	(5,148)	409,994	(1,542,548)	1,164,807
Loss on Extinguishment of Debt	--	(56,221)	--	(628,510)

Net loss	(984,330)	(393,209)	(4,044,171)	(3,629,530)
Less: Noncontrolling interest in net loss	(3,276)	(3,389)	(9,665)	(9,134)

Net loss to shareholders	$(981,054)	$(389,820)	$(4,034,506)	$(3,620,396)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.005)	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	137,153,770	84,142,499	123,840,788	80,677,522

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net loss	$(4,044,171)	$(3,629,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	115,329	332,090
Warrants issued for services	204,597	1,188,933
Loss on extinguishment of debt	--	628,510
Employee stock options	--	327,000
Non-cash interest expense	47,737	307,097
Change in fair value of derivative liability	1,542,548	(1,164,807)
Amortization of debt discount	791,528	657,426
Depreciation expense	19,452	19,452
Changes in operating assets and liabilities:
Prepaid expenses	(46,999)	95,175
Accounts payable	97,356	291,444
Accrued liabilities – related party	(57,419)	54,732
Accrued payroll liabilities	13,405	59,775
Net cash used in operating activities	(1,316,637)	(832,703)

Investing Activities:
Intangible assets	(15,680)	(7,736)
Net cash used in investing activities	(15,680)	(7,736)

Financing Activities:
Proceeds from issuance of notes payable	574,985	--
Payment of notes payable	(14,414)	--
Issuance of common stock for cash, net of costs	1,166,000	--
Proceeds from sale of common stock	--	555,500
Proceeds from debt	--	643,347
Payments on debt	--	(368,563)
Net cash provided by financing activities	1,726,571	830,284

Net increase (decrease) in cash	394,254	(10,155)

Cash, beginning of period	62,291	10,882

Cash, end of period	$456,545	$727

Supplemental cash flow information:
Cash paid for:
Interest	$14,133	$27,092
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$54,985	$281,329
Reduction of common stock payable by issuing Stock	105,000	465,400
Reduction of preferred stock payable by issuing stock	51,000
Debt and interest settled for common stock	492,340	1,014,756
Reclassification of common share equivalents to additional paid-in capital	(6,364,224)

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

Our technologies are divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology. As of September 30, 2017, we have seven US patents, one granted Mexican patent, four pending applications and one filed provisional application in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers; and by licensing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. On May 25, 2017, the company received its first order: 10 mobile power generation systems.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2017, has been derived from audited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016..

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $44,222,918 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Recently Adopted Accounting Guidance

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-15 did not materially impact our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has elected to adopt the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the year ended December 31, 2016. The adoption of ASU 2015-03 had no material effect on its financial position or results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 had no material effect on its financial position or results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU better aligns accounting rules with a company’s risk management activities; better reflects economic results of hedging in financial statements; and simplifies hedge accounting treatment. The standard is effective for fiscal years and interim periods beginning after December 15, 2018 and is effective for the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. The Company is evaluating the impact of this new standard on the financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 2 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of Cool Technologies.

Note 3 – Debt

Debt consists of the following:

	September 30, 2017	December 31, 2016
Notes payable -- original issue discount	$225,000	$225,000
Convertible notes payable	798,603	641,129
Test vehicle financing	47,396	61,811
Note payable – related party	237	237
Note payable – UPT minority owner	250,000	250,000
	1,321,236	1,178,177
Debt discount	(254,797)	(334,696)
	1,066,439	843,481
Less: current portion	(1,042,812)	(825,170)
Long-term portion	$23,627	$18,311

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

February Convertible Note – On February 7, 2017, the Company entered into a convertible note agreement. We issued 200,000 inducement shares of restricted common stock and received $100,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $115,000 due on September 7, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.08 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Shares reserved for future conversions must equal to at least 100% of the full number of shares of common stock issuable upon conversion of all outstanding amounts under this note.

On August 15, 2017, we issued 186,643 shares of our common stock pursuant to the terms of a securities purchase agreement entered into on February 7, 2017, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months.

On August 24, 2017, the company signed an amendment to the convertible promissory note which extended the maturity date until September 30, 2017 and reduced the conversion price from $0.08 to $0.05 per share.

Subsequent to the signing of the amendment, from August 25 to September 20, 2017, a total of $72,500 were converted into 1,450,000 shares of common stock. On September 27, 2017, the buyer converted $25,000 into 816,000 shares of common stock and the note was retired.

On August 15, 2017, we issued 186,643 shares of our common stock to Lucas Hoppel pursuant to the terms of a securities purchase agreement entered into on February 7, 2017, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months.

March 2017 Convertible Note. On March 14, 2017, the Company entered into an additional note purchase agreement with Bellridge which provides for the purchase of a $78,750 convertible promissory note on the same terms as the December 6, and December 28, 2016 Notes. The note has a 5% original issue discount and bears interest at 5% per annum. The maturity date is March 14, 2018. On March 14, 2017, we also issued 200,000 shares of common stock to Bellridge for agreeing to enter into such agreement.

The Note may be prepaid in whole or in part at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Note is convertible into common stock at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share.

After 180 days the conversion floor of $0.06 expired. The Note was converted in full and 1,382,889 shares and 434,836 shares of common stock were issued to Bellridge on September 14, 2017 and September 26, 2017, respectively.

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

On October 16, 2017, the company signed an amendment to the convertible promissory note which extended the maturity date until December 31, 2017 and reduced the conversion price from $0.10 to $0.05 per share.

Subsequent to the signing of the amendment, on October 25, 2017, $25,000 was converted into 500,000 shares of common stock.

August Convertible Note – On August 25, 2017, the Company entered into a convertible note agreement. We issued 300,000 inducement shares of restricted common stock and received $150,000, with an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on March 25, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2017	652,714
2018	413,725
2019	(0)
$1,066,439

Note 4 – Derivative Liability

Under the terms of the May 2016, December 2016, February 2017, March 2017, April 2017, August 2017 Convertible Notes, we identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Nine Months Ended September 30, 2017

Volatility	122–199%
Risk-free interest rate	0.54–1.31%
Expected life (years)	0.15–1.67
Dividend yield	--

Changes in the derivative liability were as follows:

	Nine Months Ended September 30, 2017
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2016	--	--	$4,851,760
Conversions of convertible debt	--	--	(316,245)
Issuance of convertible debt and other derivatives	--	--	306,901
Reclassification of common share equivalents to additional paid-in-capital	--	--	(6,364,224)
Change in fair value	--	--	1,542,548
Convertible debt and other derivative liabilities at September 30, 2017	$--	$--	$20,740

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

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK alleging damages of $1,100,000 for inter alia breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both Substantive and Jurisdictional grounds. On April 13, 2017, the Honorable Roslynn R. Mauskopf granted leave to renew our March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, Corporate counsel informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the Warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30th Plaintiff filed an “attorney verified” amended complaint inter alia admitting that the company registered the shares. On August 7, 2017, Corporate Counsel requested leave for a pre-motion conference to move to dismiss the matter. On October 10, 2017, the Honorable Magistrate Judge Roslynn R. Mauskopf issued an order that by October 17, 2017, plaintiffs shall file a letter with the Court setting forth the legal and factual bases on which they intend to oppose the defendants' proposed motion to dismiss. As of October 17, 2017, the Plaintiff has not complied with the Court’s order.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 33 Series A and 2,727,270 Series B preferred shares issued and outstanding as of September 30, 2017.

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

On October 31 and November 1, 2016, three of the accredited investors provided $51,000 to the company. Pursuant to signed approval from the investors, on July 25, 2017, we issued 309,090 shares of common stock to each of the investors.

On May 8, 2017, Inverom Corporation converted its 909,090 Series B preferred shares into 909,090 shares of common stock. The represented all of the shares of Series B stock held by Inverom Corporation.

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. As of September 30, 2017 and 2016, the number of shares of preferred stock to be issued was 0.

Spirit Bear, a related party, holds 30 shares of our Series A preferred stock and KHIC, Inc., a related party, holds the remaining 3 shares of our Series A preferred stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of September 30, 2017 and December 31, 2016, the number of shares of common stock to be issued was 291,000 and 125,000 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of September 30, 2017, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	34,045,467	$0.30
Granted	23,441,558	0.08
Forfeited or cancelled	(12,038,264)	0.24
Outstanding, September 30, 2017	45,448,771	0.20	2.2	$114,000
Exercisable, September 30, 2017	45,448,771	0.20	2.2	$114,000

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which the Company recorded expense of $660,000.

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Nine months ended September 30,
	2017	2016
Nonemployee common stock	$115,329	$--
Nonemployee preferred Series B	--	50,000
Nonemployee warrants – fully-vested upon issuance	198,479	445,390
Nonemployee warrants – service and performance conditions	6,118	18,392
Employee common stock	--	--
Employee stock options – market price-based	--	327,000
Total share-based expense charged against income	$319,926	$840,782

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Nonemployee common stock

UPT management agreement

In July, 2014, the Company entered into an agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of September 30, 2017, and from the date of the agreement, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued.

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

Other

During the quarters ended September 30, 2017 and 2016, the Company issued no other shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	10,866,071	0.72
Granted	3,050,000	0.09
Forfeited or expired	(3,270,235)	0.58
Outstanding, September 30, 2017	10,645,836	0.35	2.5	$6,000
Exercisable, September 30, 2017	10,645,836	0.35	2.5	$6,000

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

Board of Directors

In September 2017, the Company issued three-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.08536 per share to six individuals serving on our board of directors. We recognized $81,222 of expense for these warrants.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of these common stock warrants:

Volatility	145%
Risk-free interest rate	1.55%
Expected life (years)	3.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

UPT management agreement

In July, 2014, the Company entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
Total		2,600,000
Vested – September 30, 2017		(720,000)
Nonvested – September 30, 2017		1,880,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of September 30, 2017, and since the date of the agreement, we have not deemed it probable that the performance conditions will be met, so no expense was recognized and no common stock warrants vested. During the three months ended September 30, 2017 and 2016, 60,000 of the common stock warrants under the service condition vested with the passage of time and the Company recognized expense of $6,118 and $18,392, respectively.

Financing advisory services

In March 2014, the Company entered into an agreement with a company, which is also a shareholder, to provide financing advisory services, in return for 400,000 common stock warrants having a five year life and an exercise price of $2.50, with vesting in March, 2015 upon satisfactory performance under the agreement. As of December 31, 2014, we deemed it probable that the vesting conditions would be met. Accordingly, during the year ended December 31, 2014, the Company recognized estimated expense of $200,379. As of September 30, 2015, the service conditions were met and the award was re-valued at $179,964, resulting in a reduction in expense of $20,415 during the quarter ended September 30, 2015.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the three months ended September 30, 2017.

Employee stock options – Market-based

The Company granted no additional options that vest upon the achievement of certain stock prices during the three months ended September 30, 2017. No additional non-vested market-based options vested during the quarter ended September 30, 2017.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss available for stockholders	$(981,054)	$(389,820)	$(4,034,506)	$(3,620,396)
Weighted average outstanding shares of common stock	137,153,770	84,143,586	123,840,788	80,677,887
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	84,143,586	84,143,586	80,677,887	80,677,887

Net loss per share – Basic and diluted	$(0.01)	$(0.005)	$(0.03)	$(0.04)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

	September 30
	2017	2016
Stock options	4,000,000	4,000,000
Common stock warrants	71,175,986	51,317,075
Common stock issuable	7,420,635	390,412
Convertible notes	20,169,776	15,698,045
Convertible preferred stock	4,377,270	6,100,000
Convertible preferred stock issuable	--	3,636,360
Total	106,743,667	81,141,892

Total exercisable at September 30	99,323,032	77,115,120

Note 9 – Subsequent Events

On October 11, 2017, we issued 377,097 shares of our common stock pursuant to the terms of a securities purchase agreement entered into on April 5, 2017, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months.

On October 25, 2017, we issued 500,000 shares of our common stock upon partial conversion of $25,000 on convertible debt of $165,000 by Lucas Hoppel.

On October 26, 2017, we engaged the services of Barron and Associates, LLC as an independent agent for generating revenue and investment funding. Pursuant to the Independent Agent Agreement, Barron and Associates, received one block of 1,000,000 warrants with an exercise price of $0.05 and a three-year maturity. The warrants do not offer a cashless option.

For each agreement in principle accepted and signed by the Company, Barron will also be eligible to receive a block of warrants to be issued on a sliding scale. For the first agreement, the Agent will be eligible to receive a warrant to purchase 1,000,000 shares of restricted common stock. For each subsequent agreement, the block of warrants that the Agent will be eligible to receive will be reduced by half.

The exercise price of the first warrant will be $0.05 with a three-year maturity and no cashless option. Each subsequent warrant will carry the same terms as the first warrant, with the exception of the exercise price, which will equal the closing price of the Company’s common stock on the day the agreement in principle is accepted and signed by the company.

The warrants for the first agreement which was indicated to be Jatropha, Inc. would be delivered upon the signing of the Jatropha agreement. The warrants for all subsequent agreements in principle will be paid out on each $250,000 of net revenue shipped by the company in fulfillment of the respective agreement.

In addition, for the first 18 months of the Independent Agent Agreement, Barron will receive a commission of 10% of the net revenues from opportunities and customers introduced to and registered with the company. At any time after that, Barron will be entitled to a commission of 5% of net revenues.

Either party may terminate the agreement at any time without cause. Upon termination, the agent will continue to receive commission based on orders for up to six months.

On November 7, 2017, we accepted and signed an agreement with Jatropha (see below). Therefore, Barron was issued received one block of 1,000,000 warrants with an exercise price of $0.05 and a three-year maturity.

On October 31, 2017, we issued 750,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $165,000 by Lucas Hoppel.

On November 1, 2017 we entered into a Securities Exchange Agreement and General Release with Black Mountain Equities, Inc. Previously, on September 30, 2016, Black Mountain received a Secured Promissory Note for $45,000 with 5% annual interest redeemable in cash. The Note was originally due to mature on June 30, 2017. It was subsequently extended with no change in terms until September 30, 2017 and then again until November 30, 2017.

On November 1, 2017, the total principal and interest reached $47,451.68. In lieu of repaying the principal and interest in cash, the Company agreed to issue 949,034 shares in full repayment of the note and to issue another 10,880 shares to Black Mountain as an inducement to sign the Exchange Agreement, thereby, making the total number of shares to be issued 959,914.

On November 3, 2017, we issued 750,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $165,000 by Lucas Hoppel.

On November 3, 2017, we issued 302,506 shares of restricted common stock valued at $0.08 per share to Postremous Partners, LLC in payment for an outstanding invoice of $24,200.44.

On November 7, 2017, we entered into an Agreement of Principal Terms with Jatropha, Inc. Pursuant to the Agreement, CoolTech will furnish Jatropha with one MG80 prototype retro-fitted onto a Ford F-350 truck within 60 business days of the execution of the Agreement. Jatropha will have the use of the prototype for a subsequent period of 60 days.

When the MG80 prototype meets the technical criteria established by Jatropha in cooperation with CoolTech, Jatropha will release the rest of the purchase order to CoolTech: 233 MG units. The Purchase Order Agreement will encompass MG units in a variety of kilovolt amp (KVA) outputs (either 30, 55, 80 or 125) with a minimum order of 25 of the same model number. The order terms and conditions will be 50% down at the time of order and 50% at the time of shipment.

The production schedule will be mutually agreed upon by CoolTech and Jatropha. It will start no later than April 2018 and continue until the order is completed.

If the MG80 prototype does not meet the mutually agreed upon technical criteria, there will be a 30 cure period. If the technical criteria still has not been met after the cure period, Jatropha will return the Ford F-350 truck with the installed MG80 prototype within 5 business days and CoolTech will refund the cost to Jatropha.

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

As of September 30, 2017, we have seven US patents, one granted Mexican patent, four pending applications (2 Canadian, 1 Brazilian, 1 US) and one US provisional application pending, all in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

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

We have not generated any revenues to date. We generated our first Mobile Generation (MG) order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. Subsequently, we received an order for 10 MG systems from Craftsmen Industries during the quarter ended June 30, 2017. There can be no assurances that we will be able to fulfill the order, however, a software upgrade is being completed on an 80 kVA truck and conversion is under way on a larger truck with a 125 kVA system.. We generally incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Company management, along with key directors and members of the Board of Advisors utilized 2016 to do extensive market research, interview prospective customers, hold up-fitter meetings and perform channel-to market evaluation. They have put the plans in place for coverage for upfront sales, specification influence, full up-fitting capabilities with aftermarket parts and service. In the fourth quarter of 2016, we demonstrated the Mobile Generation system to associates of the Company and potential customers.

Our primary focus is on the mobile generation systems from MG 30 to MG 125. In the first quarter of 2017, we provided the first public demonstration of a 30 kilovolt amp (kVA) MG system at the North American International Auto Show in Detroit, Michigan. Subsequent appearances at public events such as the Kentucky Derby parade as well as presentations at private events such as Craftsmen Industries’ 35th Anniversary Party have generated interest from potential customers including truck manufacturers, distributors and up-fitters, trailer manufacturers, the US military and military vehicle providers, disaster relief agencies, and a global conglomerate. That interest has been magnified as attendees introduced CoolTech to their customers, procurement officers and C-level management.

The Company is working to turn the interest into orders by acquiring and retrofitting Class 4 and 7 trucks to address the specific needs of interested customers and by writing quotes as well as arranging additional demonstrations for target industries and decision-makers.

There can be no assurances that we will be able to generate new orders nor fulfill the existing ones nor address all the requirements of all the interested parties, however, a software upgrade is nearly complete on an 80 kVA truck and conversion is under way on a larger truck with a 125 kVA system.

The software upgrade is intended to enhance the MG’s flexibility by allowing quick adaption to different vehicle platforms and enabling future Bluetooth and Wi-Fi applications. It also increases the number of Human Machine Interfaces (HMIs) the system can work with. The enhancements should also increase the MG’s appeal to the OEMs, government agencies and corporate conglomerates the company has been in contact with.

In addition, the system’s packaging has been simplified to speed and ease the conversion process. Testing has been arranged at high altitude to stress the vehicle in cold temperatures and measure the robustness of the design and refinements. And current plans call for the initial up-fitting of trucks to occur in at least three locations, each in a different region of the country.

Recent Developments

PGC Investments

On July 1, 2014, we entered into a 36-month independent contractor agreement ("PGC Agreement"), with PGC Investments LLC, a Florida limited liability company ("PGC") to provide the full-time services of Dennis Campbell to manage the day-to-day operations of our subsidiary, UPT. Under the PGC Agreement, PGC and Mr. Campbell may not solicit or hire any of the Company's current or former (within one year) employees, consultants or contractors for six months following the termination of the PGC Agreement. Either party to the PGC Agreement may terminate the PGC Agreement upon 30 days’ notice to the other party. The Company may immediately terminate the PGC Agreement for "cause" (as defined in the PGC Agreement), subject to a 10-day cure period. We also issued PGC three-year warrants as a sign-on bonus to purchase an aggregate of 350,000 shares of our common stock at an exercise price of $1.00 per share exercisable upon the Company receiving revenues in excess of $1,000,000. Until the sign-on warrants become exercisable, upon termination, PGC is entitled to a severance payment equal to three months of consulting fees and any earned bonuses, warrants and shares. As consideration for such consulting services, PGC will be paid monthly consulting fees (payable at the end of each month) of $10,000 during the first year, with a $10,000 bonus to be paid upon the opening of the Tampa Bay store; $12,000 in the second year with a $10,000 bonus payable in the last month of the second year upon satisfactory performance; and $13,500 in the third year with a $10,000 bonus payable in the last month of the third year upon satisfactory performance.

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

The Company's current operations include product development with MJ Engineering and Quality Castings and other companies developing products that include the Company's intellectual property.

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

Bellridge Capital, LP

On December 6, 2016, we entered into an Equity Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”) with Bellridge, pursuant to which Bellridge has agreed to purchase from us up to $5,000,000 in shares of our common stock, subject to certain limitations from time to time over a 36-month period commencing on the date of effectiveness of a registration statement which provides for the resale of such shares pursuant to the Registration Agreement. The shares issuable to Bellridge under the Equity Purchase Agreement are being offered pursuant to this prospectus. The likelihood that the Company will receive the full amount of proceeds available under the Agreement and its reliance on Bellridge as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. At a price per share of $0.19, the Company would have to issue 26,315,790 shares to access the full $5,000,000 available under the agreement with Bellridge. No fees or commissions are required to be paid upon the sale to Bellridge of these shares.

Upon the effectiveness of a registration statement which provides for the resale of the shares, we may direct Bellridge, subject to certain conditions, to purchase a minimum of $25,000 and a maximum of $500,000 of shares (each a “Draw Down”) that is no more than 300% of the average trading volume of our common stock during the 10-day period immediately prior to the Draw Down. In addition, we may direct Bellridge to purchase shares only if during the fifteen consecutive days following a Draw Down request by us, the common stock equals or exceeds $0.06 per share. The purchase price of the shares under the Equity Purchase Agreement is the average of the lowest trade price of our common stock during the ten trading days immediately prior to each Draw Down notice plus a 20% discount.

We will control the timing and amount of any sales of common stock to Bellridge but we may not request a Draw Down less than ten business days apart.

The proceeds received by us under the Equity Purchase Agreement are expected to be used for general corporate purposes. The Equity Purchase Agreement limits our sales of shares of common stock to Bellridge to no more than the number of shares that would result in the beneficial ownership by Bellridge, at any single point in time, of more than 4.99% of the then outstanding shares of our common stock. However, the 4.99% limitation may be increased by Bellridge up to 9.99% upon at least 61 days’ prior notice to us. These ownership limitations do not prevent Bellridge from selling some of its shares and then receiving additional shares in a Draw Down.

As consideration for its commitment to purchase shares of common stock pursuant to the Equity Purchase Agreement, we agreed to issue to Bellridge 1,317,176 shares of common stock. On October 24, 2017, the Company filed an amendment to a Form S-1 Registration Statement with the Securities and Exchange Commission to register 50,000,000 shares of common stock which may be issued pursuant to purchases of shares made under the Equity Purchase Agreement.

Amended Articles of Incorporation

We filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares, effective March 22, 2017. We currently believe that the increase in authorized share capital eliminates the need for any other type of corporate action such as a reverse stock split.

Craftsmen Industries, Inc.

As a consequence of the first public demonstration of the MG 30 kilovolt amp (“kVA”) system at the North America International Auto Show in Detroit in January 2017, the Company entered into an agreement in principle, dated February 21, 2017, with Craftsmen Industries, Inc.(“Craftsmen’), a company engaged in the design, engineering and production of mobile marketing vehicles, experiential marketing platforms and industrial mobile solutions.

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

On June 9, 2017, the Company received a purchase order for 10 MG systems from Craftsmen, each in the amount of $29,500 with 50% paid as a down payment at the time of customer acceptance.

After conducting internal design reviews, the Company decided to enhance the MG’s control and software system to accommodate class 6-8 trucks with accelerator pedal sensors (APP) and Fords with special idle controls (SEIC).

The Company currently expects to have its 80 and 125 kVA MGs ready for production by the end of 2017.

Veteran Technology Group

On May 26, 2017, the Company entered into a five-year strategic alliance agreement with Veteran Technology Group LLC (“Vet Tech”), a developer of artificial intelligence (“AI”) software for advanced troubleshooting of complex systems. The agreement automatically renews for successive one-year terms unless terminated by either party 30 days prior to its expiration. The agreement may be earlier terminated by either party upon 60 days prior notice. The parties agreed not to solicit the other parties’ employees or contractors for six months after the expiration or termination of the agreement.

The agreement provides that the Company market and provide its MG product and services to customers referred by Vet Tech and Vet Tech will market and provide GAIT software and other AI services for clients referred by the Company.

Cornerstone Growth Partners

On June 5, 2017, the Company entered into a Master Retainer Agreement (“Cornerstone Retainer Agreement”) with Cornerstone Growth Advisors (“Cornerstone”) to retain the advisory and business development services in the commercial vehicle industry of its managing partner, David Gerrard. The term of the Agreement is until April 20, 2019 and may be terminated by either party upon three months prior notice. The Company will pay Cornerstone $4,000 per month for its services. In addition, Cornerstone is entitled to a commission of 5% of gross revenues on all new business generated by it for the Company, payable monthly and continuing for five years. Under the Cornerstone Retainer Agreement, Cornerstone is also entitled to the award of from 5,000 to 20,000 warrants upon the acquisition of certain customers. On July 3, 2017, the Company issued Cornerstone, a three-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $0.07, in lieu of cash payments due under the Agreement for the months of May and June 2017. The warrant includes a provision for cashless exercise.

We believe that Mr. Gerrard will help position the Company, and nurture client relationships to help secure new customers and manage sales with Fortune 500 companies for Class 3 to 7 work trucks with applications ranging from disaster relief units, mobile kitchens and command centers, utility and telecom vehicles, digger derricks, crane trucks, bucket trucks, refrigerated trucks, electric vehicle chargers and mobile power platforms.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended September 30,
	2017	2016	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	132,754	129,668	3,086	2.4%
Consulting	309,968	157,500	152,468	96.8%
Professional fees	72,210	33,113	39,097	118.1%
Research and development	77,034	156,484	(79,450)	-50.8%
General and administrative	92,152	63,130	29,022	46.0%
Total operating expenses	684,118	539,895	144,223	26.7%

Interest expense, net	(295,064)	(207,087)	(87,977)	-42.5%
Change in fair value of derivative liability	(5,148)	409,994	(415,142)	-101.3%
Loss on extinguishment of debt	--	(56,221)	(56,221)	N.A.

Net loss	(984,330)	(393,209)	(591,121)	-150.3%

Less: Noncontrolling interest	(3,276)	(3,389)	113	3.3%

Net loss to shareholders	$(981,054)	$(389,820)	$(591,234)	-151.7%

	Nine months ended September 30,
	2017	2016	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	397,702	540,320	(142,618)	-26.4%
Consulting	641,997	1,523,041	(881,044)	57.8%
Professional fees	176,493	241,488	(64,995)	-26.9%
Research and development	188,832	175,739	13,093	7.5%
General and administrative	235,190	661,420	(426,230)	-64.4%
Total operating expenses	1,640,214	3,142,008	(1,501,794)	-47.8%

Interest expense, net	(861,409)	(1,023,818)	(162,409)	15.9%
Change in fair value of derivative liability	(1,542,548)	1,164,806	1,119,450	-232.4%
Loss on extinguishment of debt	(628,510)	(628,510)	(628,510)	N/A

Net loss	(4,044,171)	(3,629,530)	(414,641)	-11.4%

Less: Noncontrolling interest	(9,665)	(9,134)	(531)	-5.8%

Net loss to shareholders	$(4,034,506)	$(3,620,396)	$(414,110)	-11.4%

Revenues

During the three and nine months ended September 30, 2017, we have not generated any revenues.

Operating Expenses

Payroll and related expenses increased slightly during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. A more significant reduction in payroll and related expenses from the nine month period ended September 30, 2016 to September 30, 2017 occurred because of a resignation of an officer.

Consulting expense increased during the three months ended September 30 from $157,500 in 2016 to $309,968 in 2017 due to (a) the issuance of service warrants, (b) an increase in the cost of raising funds and (c) the compensation associated with an advisory and business development agreement. For the nine months ended September 30, consulting expense decreased from $1,523,041 in 2016 to $641,997 in 2017 due to a reduction in share-based payments for financing advisory services and for our board of advisors.

Professional fees increased during the three months ended September 30 from $33,113 in 2016 to $72,210 in 2017 due to (a) the filing of a Registration Statement on Form S-1 and (b) the compilation of a response to an SEC comment letter. Professional fees decreased for the nine months ended September 30 from $241,488 in 2016 to $176,493 in 2017 due to a settlement of a lawsuit with Peak Finance in October 2016.

Research and development expenses decreased during the three months ended September 30 from $156,484 in 2016 to $77,034 in 2017 due to a change in software developers and increased for the nine months ended September 30 from $175,739 in 2016 to $188,832 in 2017.

General and administrative expense increased during the three months ended September 30 from $63,130 in 2016 to $92,152 in 2017 due to additional spending on sales and promotion and decreased for the nine months ended September 30 from $661,420 in 2016 to $235,190 due to the reduction of $327,000 in stock-based compensation in 2017.

Other Income and Expense

Interest expense increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to accelerated debt discount amortization upon the conversion of convertible notes.

Interest expense decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to (a) fewer borrowings, and (b) recording fewer debt-related derivatives as interest expense.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2017, we had cash of $456,545.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,349,038 and $8,257,987, respectively, at September 30, 2017 and December 31, 2016. The decrease in working capital was due to an increase in in prepaid expense, accounts payable, and a significant decrease in derivative liability as a result of a reclassification of derivative liabilities to common share equivalents.

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

On June 30, 2017, the two promissory note holders signed an extension agreement that extended the maturity date of the promissory notes to September 30, 2017. The terms and conditions remain the same.

December 2016 Equity Line of Credit -- On December 6, 2016, we entered into a securities purchase agreement and a registration rights agreement with Bellridge Capital, LP, pursuant to which Bellridge has agreed to purchase from us up to $5,000,000 in shares of our common stock, subject to certain limitations including an effective registration statement registering the shares issuable to Bellridge under the line of credit, which registration statement has not yet been declared effective by the Securities and Exchange Commission, from time to time over a 36 month period commencing on the date of effectiveness of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement. We may direct Bellridge, at our sole discretion and subject to certain conditions, to purchase a minimum of $25,000 and a maximum of $500,000 of shares that is no more than 300% of the average trading volume of our common stock during the 10 day period immediately prior to the Draw Down. In addition, we may direct Bellridge to purchase shares only if during the fifteen consecutive days following a Draw Down request by us, the common stock equals or exceeds $0.06 per share. We will control the timing and amount of any sales of common stock to Bellridge but we may not request a Draw Down less than ten business days apart. The proceeds received by us are expected to be used for general corporate purposes. The securities purchase agreement limits our sales of shares of common stock to Bellridge to no more than the number of shares that would result in the beneficial ownership by Bellridge, at any single point in time, of more than 4.99% of the then outstanding shares of our common stock. However, the 4.99% limitation may be increased by Bellridge up to 9.99% upon at least 61 days’ prior notice to us. As consideration for its commitment to purchase shares of common stock pursuant to the securities purchase agreement, we issued to Bellridge 1,250,000 shares of common stock on February 16, 2017. On October 24, 2017, the Company filed an amendment to a Form S-1 Registration Statement with the Securities and Exchange Commission to register 50,000,000 shares of common stock which may be issued pursuant to purchases of shares made under the Equity Line of Credit.

February Convertible Note – On February 7, 2017, the Company entered into a convertible note agreement. We issued 200,000 inducement shares of restricted common stock and received $100,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $115,000 due on September 7, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.08 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Shares reserved for future conversions must equal to at least 100% of the full number of shares of common stock issuable upon conversion of all outstanding amounts under this note.

On August 15, 2017, we issued 186,643 shares of our common stock pursuant to the terms of a securities purchase agreement entered into on February 7, 2017, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months.

On August 24, 2017, the company signed an amendment to the convertible promissory note which extended the maturity date until September 30, 2017 and reduced the conversion price from $0.08 to $0.05 per share.

Subsequent to the signing of the amendment, from August 25 to September 20, 2017, a total of $72,500 were converted into 1,450,000 shares of common stock. On September 27, 2017, the buyer converted $25,000 into 816,000 shares of common stock and the note was retired.

March 2017 Convertible Note. On March 14, 2017, the Company entered into a note purchase agreement with Bellridge which provides for the purchase of a $78,750 convertible promissory note on the same terms as the December 6, and December 28, 2016 Notes. The note has a 5% original issue discount and bears interest at 5% per annum. The maturity date is March 14, 2018. On March 14, 2017, we also issued 200,000 shares of common stock to Bellridge for agreeing to enter into such agreement.

The Note may be prepaid in whole or in part at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Note is convertible into common stock at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share.

After 180 days the conversion floor of $0.06 expired. The Note was converted in full and 1,382,889 shares and 434,836 shares of common stock were issued to Bellridge on September 14, 2017 and September 26, 2017, respectively.

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

On October 16, 2017, the company signed an amendment to the convertible promissory note which extended the maturity date until December 31, 2017 and reduced the conversion price from $0.10 to $0.05 per share.

Subsequent to the signing of the amendment, on October 25, 2017, $25,000 was converted into 500,000 shares of common stock.

August Convertible Note – On August 25, 2017, the Company entered into a convertible note agreement. We issued 300,000 inducement shares of restricted common stock and received $150,000, with an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on March 25, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.10 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(1,316,637)	$(832,703)
Net cash used in investing activities	(15,680)	(7,736)
Net cash provided by financing activities	1,726,571	830,284

Net cash used in operating activities decreased primarily due to deferring payment to vendors and management. Our investing activity relates to purchasing equipment in 2015 and the development of patents in both years. Cash provided by financing activities included sale of common stock for $1,166,000 and $555,500, respectively, and debt borrowings of $574,985 and $643,347, respectively, during 2017 and 2016.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $44,222,918 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2017, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2017.

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

Part II. Other Information

Item 1. Legal Proceedings

U.S. District Court, Eastern District of New York

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16-CV-04101-RRM-PK against the Company and Timothy Hassett, the Company’s Chief Executive Office alleging damages of $1,100,000 for breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both substantive and jurisdictional grounds. On April 13, 2017, the Honorable Roslynn R. Mauskopf granted leave to renew the Company’s March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, the court was informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30, 2017 the Plaintiff filed an “attorney verified” amended complaint inter alia admitting that the Company registered the shares. On August 7, 2017, leave for a pre-motion conference to move to dismiss the matter was requested. On October 10, 2017, the Honorable Magistrate Judge Roslynn R. Mauskopf issued an order that by October 17, 2017, plaintiffs shall file a letter with the Court setting forth the legal and factual bases on which they intend to oppose the defendants' proposed motion to dismiss. As of October 17, 2017, the Plaintiff has not complied with the Court’s order.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

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

On July 26, 2017, we sold a total of 500,000 shares of common stock and a three-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $30,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On July 27, 2017, we issued 309,090 shares of our common stock and a five- year warrant to purchase 309,090 shares of our common stock at an exercise price of $0.07 for consideration of $17,000 to Daniel Ustian. The warrant expires on October 31, 2021 and may be exercised on a cashless basis.

On July 27, 2017, we issued, 309,090 shares of our common stock and a five-year warrant to purchase 309,090 shares of our common stock at an exercise price of $0.07 for consideration of $17,000 to Eric Brown. The warrant expires on October 31, 2021 and may be exercised on a cashless basis.

On July 27, 2017, we issued, 309,090 shares of our common stock and a five-year warrant to purchase 309,090 shares of our common stock at an exercise price of $0.07 for consideration of $17,000t o Christopher Jones. The warrant expires on October 31, 2021 and may be exercised on a cashless basis.

On July 28, 2017, we sold a total of 363,636 shares of common stock and a three-year warrant to purchase 363,636 shares of our common stock at an exercise price of $0.10 to an accredited investor in a private offering. We received $20,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On August 15, 2017, we issued 186,643 shares of our common stock to Lucas Hoppel pursuant to the terms of a securities purchase agreement entered into on February 7, 2017, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months.

On August 24, 2017, we sold a total of 909,090 shares of our common stock and a three-year warrant to purchase 909,091 shares of our common stock at an exercise price of $0.10 per share to an accredited investor in a private offering. We received $50,000 as consideration for the sale of such securities.

On August 28, 2017, we issued 250,000 shares of our common stock upon partial conversion of $12,500 on convertible debt of $113,300 by Lucas Hoppel.

On August 28, 2017, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0725 per share, to an accredited investor in a private offering. We received $50,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On September 5, 2017, we sold a total of 363,636 shares of common stock and a three-year warrant to purchase 363,636 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $20,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On September 7, 2017, we sold a total of 200,000 shares of common stock and a three-year warrant to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $11,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On September 10, 2017, we sold a total of 363,636 shares of common stock and a three-year warrant to purchase 363,636 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $20,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On September 13, 2017, we sold 3,571,429 shares of our common stock and a five-year warrant to purchase 1,071,429 shares of our common stock at an exercise price of $0.075 per share to an accredited investor in a private offering. We received $250,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On September 13, 2017, we sold a total of 1,428,571 shares of our common stock and a five-year warrant to purchase 428,571 warrants shares of our common stock at an exercise prices of $0.075 per share to an accredited investor in a private offering. We received $100,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On September 14, 2017, we issued 300,000 shares of our common stock upon partial conversion of $15,000 on convertible debt of $113,300 by Lucas Hoppel.

On September 14, 2017, we issued 1,382,889 shares of common stock to Bellridge Capital, LP upon partial conversion of convertible debt of $80,670 by Bellridge.

On September 17, 2017, we issued 1,000,000 shares of common stock to Spirit Bear upon conversion of 20 shares of Series A Stock.

On September 19, 2017, we issued 400,000 shares of our common stock upon partial conversion of $20,000 on convertible debt of $113,300 by Lucas Hoppel

On September 20, 2017, we issued 500,000 shares of our common stock upon partial conversion of $25,000 of convertible debt of $113,300 by Lucas Hoppel

On September 26, 2017, we issued 434,826 shares of common stock upon final conversion of $19,297 of convertible debt of $80,670 by Bellridge Capital, LP.

On September 27, 2017, we issued 816,000 shares of our common stock upon conversion of $40,800 of convertible debt of $113,300 by Lucas Hoppel.

On October 11, 2017, we issued 377,097 shares of our common stock to Lucas Hoppel pursuant to the terms of a securities purchase agreement entered into on April 5, 2017, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months.

On October 25, 2017, we issued 500,000 shares of our common stock upon partial conversion of $25,000 on convertible debt of $165,000 by Lucas Hoppel.

On October 31, 2017, we issued 750,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $165,000 by Lucas Hoppel.

On November 3, 2017, we issued 750,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $165,000 by Lucas Hoppel.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

Cool Technologies, Inc.

Dated: November 15, 2017	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2017	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

