Form 10-Q/A
period 2017-09-30
COOL TECHNOLOGIES, INC.
filed 2017-11-30
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 28, 2017, there were 152,586,983 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) (the "Amended Filing") is being filed solely to correct a clerical error in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, initially filed with the Securities and Exchange Commission on November 20, 2017 (the "Original Filing").

We have determined that Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the sub-heading “Results of Operations,“ the table comparing the nine months ended September 30, 2016 and 2017 contained a clerical error wherein the amount for Loss on Extinguishment of Debt for the nine months ended September 30, 2016 was inadvertently repeated for the nine months ended September 30, 2017. The financial impact of this clerical error shows a loss on extinguishment of debt of ($628,510) for the specified period when in fact there was no loss. Despite being a non-cash item that was not included in the financial statements nor incorporated in any other table in the filing, an amended filing is necessary because the clerical error is material.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officer as required by Rule 12b-15.

Except for the correction described above, this Amendment No. 1 to Form 10-Q does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing.

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

	Three months ended September 30,
	2017	2016	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	132,754	129,668	3,086	2.4%
Consulting	309,968	157,500	152,468	96.8%
Professional fees	72,210	33,113	39,097	118.1%
Research and development	77,034	156,484	(79,450)	-50.8%
General and administrative	92,152	63,130	29,022	46.0%
Total operating expenses	684,118	539,895	144,223	26.7%

Interest expense, net	(295,064)	(207,087)	(87,977)	-42.5%
Change in fair value of derivative liability	(5,148)	409,994	(415,142)	-101.3%
Loss on extinguishment of debt	--	(56,221)	(56,221)	100%

Net loss	(984,330)	(393,209)	(591,121)	-150.3%

Less: Noncontrolling interest	(3,276)	(3,389)	113	3.3%

Net loss to shareholders	$(981,054)	$(389,820)	$(591,234)	-151.7%

	Nine months ended September 30,
	2017	2016	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	397,702	540,320	(142,618)	-26.4%
Consulting	641,997	1,523,041	(881,044)	57.8%
Professional fees	176,493	241,488	(64,995)	-26.9%
Research and development	188,832	175,739	13,093	7.5%
General and administrative	235,190	661,420	(426,230)	-64.4%
Total operating expenses	1,640,214	3,142,008	(1,501,794)	-47.8%

Interest expense, net	(861,409)	(1,023,818)	(162,409)	15.9%
Change in fair value of derivative liability	(1,542,548)	1,164,806	1,119,450	-232.4%
Loss on extinguishment of debt	--	(628,510)	(628,510)	100%

Net loss	(4,044,171)	(3,629,530)	(414,641)	-11.4%

Less: Noncontrolling interest	(9,665)	(9,134)	(531)	-5.8%

Net loss to shareholders	$(4,034,506)	$(3,620,396)	$(414,110)	-11.4%

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

Cool Technologies, Inc.

Dated: November 30, 2017	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 30, 2017	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

