Form 10-K
period 2017-12-31
COOL TECHNOLOGIES, INC.
filed 2018-04-17
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the Registrant’s last completed second quarter, based upon the closing price of $0.07 per share as reported by the OTCQB Stock Market on such date was $9,120,869. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of April 10, 2018, 191,412,240 shares of common stock are issued and outstanding excluding 1,000,000 shares held in escrow.

Documents incorporated by reference: None

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

As of April 10, 2018, we have seven US patents, one granted Mexican patent, four pending applications (2 in Canada, 1 in Brazil, 1 US) and one US filed provisional application pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

The Company intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers and by licensing or selling a mobile electric power system powered by the Company's proprietary gearing system to commercial vehicle and fleet owners.

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

Business Description

We have developed and are commercializing thermal dispersion technologies in various product platforms, and have developed and are commercializing a mobile power generation system designed to be retrofitted onto new and existing work trucks. In conjunction, we have applied for trademarks for one of our technologies and its acronym. The Company currently has one trademark: TEHPC which is an acronym for Totally Enclosed Heat Pipe Cooled. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and reduce manufacturing cost structure in several large industries beginning with motor/generator and fleet vehicles.

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. Our initial target markets include those involved in moving materials and moving people, such as:

•	Motors/Generators,
•	Mobile auxiliary power,
•	Compressors,
•	Turbines (Wind, Micro),
•	Bearings,
•	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
•	Brakes/rotors/calipers,
•	Pumps/fans,
•	Passenger vehicles: autos, RVs, buses, trains, aircraft,
•	Commercial vehicles: SUV, light trucks, trams, bucket trucks
•	Military: boats, Humvees, trucks, aircraft, and
•	Marine: boats ranging in size from 30 feet to 120 feet and beyond.

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

In October 2015, Kato Engineering, a business unit of Nidec, conducted two heat run tests. The tests were performed at a 0.8 power factor and tested rated load temperature using the Emerson LS 625KVA generator with and without our heat dispersion system. Our results were then compared with results of tests performed at a 0.8 power factor using the generator's standard-issue, totally-enclosed, water-to-air cooled (TEWAC) system.

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

We also plan to incorporate heat pipes in vehicle components which generate heat such as brake calipers, resistors and rotors. The new brake components should be incorporated in upfitted vehicles when revenues justify their testing and production.

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

Management, along with key directors and members of the Board of Advisors utilized 2017 to establish production centers, sign supplier agreements, (Craftsmen Industries, Veteran Technology Group, and Czero, Inc.) interview prospective customers and generate 269 sales commitments which confirmed revenues for the Company. The company also increased electrical output for the MG, added new technical capabilities, finalized data packs, models and schematics to enable third party up-fitting, and defined the steps of the purchase cycle which will based upon the Six Sigma innovation sales process. We currently intend to launch our MG30-MG125 products in the first half of 2018.

In the first quarter of 2017, we provided the first public demonstration of a 30 kilovolt amp (kVA) MG system at the North American International Auto Show in Detroit, Michigan. In the second quarter, we broadcast a live Internet stream of our demonstration from Craftsman Industries and, followed that with appearance in the parade associated with the Kentucky Derby.

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

A standard option that is usually ordered from the manufacturer when purchasing a truck is a power take-off or PTO. PTOs are mounted to a truck’s drivetrain and redirect engine power to operate onboard equipment. Integrated power systems use the PTO to run an alternating current generator. Cool Tech has the capability to power the generator directly from the drivetrain or from a PTO.

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

According to the VIA Motors Inc. website, the company is converting Chevrolet Silverado pick-up trucks and Express vans into hybrids with a panel to provide AC power through 115 and 240 volt electrical plugs. The optional power export module provides 14.4 kW at 60 amps. The company is also working on a utility-grade output module to deliver 50 kW. VIA Motors is producing crew-cab versions with prices in the $65,000 range, according to a January 2015 article in Bloomberg.com. Via Motors expects to have its technology available to customers within two years.

Workhouse Group, Inc. has announced on their website plans to offer 7.2 Kilowatts of exportable power with an option for 14.4 kilowatts from their Plug-in Electric Pickup Truck. The company is taking pre-orders. According to a May 2017 article on MotorTrend.com, the Workhorse W-15 will go into production in late 2018 at a price of $52,500, and it will qualify for the $7,500 federal tax rebate and some state tax rebates. Workhorse hopes to build 10,000 trucks in its first year for fleet customers only.

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

Efficient Drivetrains, Inc. (“EDI”) develops and markets a range of PHEV and EV drivetrain systems. The drivetrain integrates with light, medium, or heavy duty vehicle designs. Their exportable power options provide 50 up to 160 kW of power for up to 12 hours. As noted in their website, the company recently introduced a Class 6 plug-in hybrid electric truck that exports as much as 160 kW of power.

We believe that EDI is one of the few companies that offers an option to export synchronized power that enables the vehicle to connect directly to the utility power grid. According to an article posted December 11, 2017 on Forbes.com, the Electric Power Research Institute is leading a project to create a software system to standardize the interface between electric vehicles and electrical grids. It’s likely that the software would also have an application for vehicles that export power.

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

The only competition for mobile electric vehicle charging of which we are aware is Real Power, a division of Contour Hardening, Inc. Their self-contained system allows for Level 3 DC fast charging of compatible electric vehicles and uses a PTO driven generator. Their chassis-cab trucks provide up to 100 kW of power. The class 6 vehicles provide up to 200 kW.

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

Suppliers

For mobile power generation, the required software and its vehicle integration will be supplied by Czero, Inc. along with partner truck up-fitters.

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

Panasonic System Communications Company of North America will supply Panasonic Toughpad tablets, equipped with the CoolTech software to function as the Human Machine Interfaces. Field technicians to control and calibrate the Mobile Generation systems through the touchscreens. The Toughpads will be deployed in both the trucks’ cabs and in the control panel box on the side of the vehicles.

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

As of April 10, 2018, we have seven US patents, one Mexican patent, four pending patent applications (2 in Canada, 1 in Brazil, 1 US) and one filed US provisional application pending in the area of composite heat structures, motors and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle platform system. We also have Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system, a parallel power input gearing system (“PPIG”) and radial vent thermal technology. In addition, we have applied for and received a trademark for an acronym for one of our technologies: "TEHPC"

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may also rely on certain proprietary technologies and know-how that are not patentable.

We strive to protect such proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and contractors. The Company has a policy of not disclosing its patent applications in order to protect the underlying technology.

The following table sets forth the patents we own or license which we believe support our technology.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
8,283,818 B2	US	February 4, 2010	October 9, 2012	October 9, 2032	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	March 13, 2032	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	April 3, 2032	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	June 12, 2032	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	August 4, 2029	Electric Motor with Heat Pipes
9,618,068	US	December 18, 2014	April 11, 2017	April 11, 2037	Heat Pipe Cooled Wet Brake
9,543,809	US	February 25, 2014	January 10, 2017	January 10, 2037	Radial Vent Composite Heat Pipe
346856	Mexico	August 25, 2015	April 3, 2017	February 25, 2034	Radial Vent Composite Heat Pipe

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

The Company intends to add a mobile power generation system to Class 3-8 work trucks. In addition to an existing generator incorporating our thermal technology, the stand-alone version of our auxiliary mobile power system will include a specialized gearing package, which connects the drive train to a generator that will be added on-board. We believe that the vehicle and drive train will operate normally in accordance with manufacturer's specifications and that no regulations will be violated or exceeded as well. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

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

The Magnuson-Moss Warranty Act is a federal law that protects consumers by barring a vehicle manufacturer from voiding the warranty on a vehicle due to an aftermarket part unless the manufacturer can prove that the aftermarket part caused or contributed to the failure in the vehicle. The Company will warranty the MG System with an industry standard warranty. All of our other components (generator, human machine interface, software, controller/sensors) will be warranted by their respective manufacturers.

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

In addition, the total weight of the additional components should remain within the vehicle's gross vehicle weight rating. As a result, we believe that our retrofits will be in compliance with federal and state transportation regulations.

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

Employees

As of April 10, 2018, we had three full time employees and no part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During the years 2017 and 2016, we incurred research and development costs of $348,424 and $251,724, respectively. Such costs were not borne directly by customers.

Item 1A: Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2017, we have incurred net losses of $45,247,740 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We are negotiating additional non-dilutive funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications; to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system. There can be no assurance, however, that we will be successful in accomplishing these objectives.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

We have a very limited operating history on which investors can base an evaluation of our business, operating results and prospects. We have no operating history with respect to commercializing our heat pipe technology and licensing it to motor and generator manufacturers or selling mobile generators or translating our thermal technology from testing and one-off applications into mass market production. Consequently, it is difficult to predict our future revenues, if any, and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business.

We have only recently begun the final commercialization of our complete mobile power generation system. Completion of the initial commercialization of the mobile power generation system is dependent upon the availability of sufficient funds, final engineering, component procurement, and build out and testing. This limits our ability to accurately forecast the cost of the new vehicle installations or retrofits or to determine a precise date on which the commercial platform for vehicle installations or retrofits will be released. In addition, we may also need to do extensive testing to ensure that the installations and retrofits are in compliance with applicable National Highway Traffic Safety Administration safety regulations and EPA regulations prior to full distribution to our licensees. If the markets for mobile power generation installations or retrofits and/or electric motors enhanced with thermal technology and/or mobile generators do not develop as we expect or develop more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

We have a history of operating losses and expect to continue incurring losses for the foreseeable future.

We were incorporated in 2002 and in March 2011, we began commercialization of our technologies and research and development activities. We incurred cumulative net losses of $45,247,740 as of December 31, 2017. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop and commercialize our technologies and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, for any reason, our business, prospects, financial condition and results of operations will be adversely affected.

If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to implement our complete product development and to commercialize our products. We anticipate that we will require a minimum of $3,200,000 with anticipated expenses of $1.4 million for public company filings, consultants, vendors, professional fees, debt and salaries to fund our planned activities for the next twelve months. We may issue equity securities to raise needed capital. We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. Any equity financing may involve substantial dilution to our then existing stockholders. The inability to raise the capital will restrict our ability to develop and conduct business operations.

The market for mobile power generation is relatively new.

Mobile Power Generation is evolving, as more hybrid and electric vehicles are sold and low power generation systems are incorporated in internal combustion trucks. Significant increases in the electrical output of existing mobile power systems, new government regulations or changes in consumer demand and behavior may slow the growth of our business and negatively impact our financial results.

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

If we are unable to maintain a sufficiently low level of costs for designing, marketing, selling and distributing our conversion system and thermal technologies relative to their selling prices, our operating results, gross margins, business and prospects could be adversely impacted. We have made, and will be required to continue to make, significant investments for the design and sales of our system and technologies. There can be no assurances that our costs of producing and delivering our system and technologies will be less than the revenue, if any, we may generate from sales and/or licensing. We may be required to incur substantial marketing costs and expenses to promote our systems and technologies, even though our marketing expenses to date have been relatively limited. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our components could increase due to shortages if global demand for such components increases.

We will be dependent on our suppliers, some of which are single or limited source suppliers and the inability or refusal of these suppliers to deliver components at prices and volumes acceptable to us would have an adverse effect on our business.

We are currently evaluating and selecting suppliers for our conversion system. We plan to source globally from a number of suppliers, some of whom may be single source suppliers for these components. While we hope to obtain components from multiple sources whenever possible, it may not always be possible to avoid purchasing from a single source. To date, we have not qualified alternative sources for any of our single-sourced components. We may be unable to establish alternate supply relationships and obtain or engineer replacements for our single source components, in the short term or at all, or at prices favorable to us. Qualifying alternate suppliers or developing our own replacements for certain highly customized components may be time consuming and costly.

Failure to obtain reliable sources of component supply that will enable us to meet quality, price, engineering, design and production standards, as well as the production volumes required to successfully market our conversion system could negatively affect our Company's revenues and business operations. Even if we are successful in developing a high volume conversion platform and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns.

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

The use of, mobile generators or incorporation of our heat pipe technology in vehicle components or electric motors and generators may not become sufficiently accepted for us to develop our business.

In order to develop our business, we must license fleet, dealer and service center and manufacturing customers. We cannot guarantee that we will be able to develop these customers or that they will enter into license agreements with us. Whether we will be able to develop a customer base will depend on a number of factors, including the level of acceptance of mobile generation by fleet owners and the general public or the desire by vehicle parts or electric motor manufacturers to enhance their products with our heat pipe technology. If we are unable to develop a customer base we will be unable to develop and grow our business.

If there are advances in other alternative vehicle technologies, or if there are improvements in existing mobile power generation systems or in heat reduction or heat transfer technology, mobile power generation installations or retrofits and our other products may decline and our business may suffer.

While we are currently unaware of innovations in or introductions of new heat reduction or heat transfer technologies or mobile generation, competitors or others may introduce new technology that offers better or equivalent results at a lower price at any time which would have a detrimental effect on our business and operations.

Our research and commercialization efforts may not be sufficient to adapt to technological changes.

As technologies change, we plan to upgrade or adapt our mobile power generation system in order to continue to provide vehicles with the latest technology. However, our installations or retrofits may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our mobile power generation system. We plan to offer a no-idle system, however, since we do not plan to manufacture battery cells, we are dependent on suppliers of battery cell technology for our battery packs. Any failure to keep up with advances in electric or hybrid vehicle technology would result in a decline in our competitive position which would adversely affect our business, prospects, operating results and financial condition.

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

Declines in the availability of business credit and increases in corporate borrowing costs could negatively impact the number of mobile generators installed and the number of electric motors and generators manufactured. Substantial declines in the number of installations or retrofits by our customers could have a material adverse effect on our business, results of operations and financial condition.

If we lose any of our key management personnel, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends in large part upon the leadership and performance of our management and consultants. The Company's operations and business strategy are dependent upon the knowledge and business contacts of our executive officers and our consultants. We have employment agreements with our Chief Executive Officer, Vice President and Chief Technical Officer and a consulting agreement for the services of Quentin Ponder, our Chief Financial Officer. Although, we hope to retain the services of all of our officers, if an officer should choose to leave us for any reason before we have hired additional personnel, our operations may suffer. If we should lose their services before we are able to engage and retain qualified employees and consultants to execute our business plan, we may not be able to continue to develop our business as quickly or efficiently.

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

We face an inherent business risk of exposure to product liability in the event that our mobile power generation system or other products fail to perform as expected or failure of our products results in bodily injury or property damage.

If flaws in the design of our products were to occur, we could experience a rate of failure in our mobile power generation system or other products that could result in significant charges for product re-work or replacement costs. Although we plan to engage in extensive quality programs and processes, these may not be sufficient to avoid conversion or product failures, which could cause us to:

•	lose net revenue;
•	incur increased costs such as costs associated with customer support;
•	experience delays, cancellations or rescheduling of retrofits or orders for our products;
•	experience increased product returns or discounts; or
•	damage our reputation;

all of which could negatively affect our financial condition and results of operations.

If any of our mobile power generation systems or other products are or are alleged to be defective, we may be required to participate in a recall involving such installations or retrofits or products. A recall claim brought against us, or a product liability claim brought against us in excess of our insurance, may have a material adverse effect on our business.

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

We own significant intellectual property, including a number of patents, and intend to be involved in numerous licensing arrangements. Our intellectual property should play an important role in maintaining our competitive position in a number of the markets we intend to serve.

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

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our products or technology infringe a third party's proprietary rights. Further, we may be prohibited from selling or providing products before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be harmed and our stock price to decline.

We may incur losses, additional costs or even interruption of business operations as a result of fines or sanctions brought by government regulators.

Our business will be subject to various U.S. federal, state and local, and non-U.S. environmental, transportation and safety laws and regulations.

We cannot assure you that we will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or certifications, we could be fined or otherwise sanctioned by regulators.

We may face risks from doing business internationally.

If we are successful in commercializing our products, we may license, sell or distribute products outside the United States, and derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in United States dollars, but a significant portion of our revenues may be earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have an adverse effect on our business, results of operations and financial condition.

Our business will also be subject to other risks inherent in the international marketplace, many of which are beyond our control. These risks include:

•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•	changes in local regulatory requirements, including restrictions on installations or retrofits;
•	differing cultural tastes and attitudes;
•	differing degrees of protection for intellectual property;
•	the instability of foreign economies and governments;
•	war and acts of terrorism.

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

Failure to establish adequate internal controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may be at risk to accurately report financial results or detect fraud if we fail to maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report that contains an assessment by management on the Company's internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The issuance of shares upon conversion of our preferred stock and exercise of outstanding warrants and options will cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2017, there are 33 shares of Series A preferred stock (“Series A Stock”) issued and outstanding (each such share of Series A Stock has the voting right of 50,000 shares of common stock) convertible into an aggregate of 1,650,000 shares of common stock and 2,727,270 shares of Series B preferred stock (“Series B Stock”) issued and outstanding. For so long as the Series B Stock is issued and outstanding, the holders of Series B Stock shall vote together as a single class with the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes on all such matters. There are also warrants to purchase an aggregate of 75,404,803 shares of common stock and options to purchase an aggregate of 4,000,000 shares of common stock outstanding. The issuance of shares upon conversion of preferred stock and exercise of warrants and options will result in substantial dilution to the interests of other stockholders.

The holders of the Series B Stock have 66 2/3% of the voting rights of the Company.

Because the holders of the Series B Stock have 66 2/3% of the voting rights of the Company if they act together, may will be able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. If the Series B stockholders vote in favor of the foregoing action, and have sufficient voting power to approve such actions through their ownership of Series B Stock, no other stockholder approvals will be required.

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

We do not have committees, including independent audit and compensation committees and as a result our board, including directors who are also officers, make corporate governance decisions including officer compensation. The absence of these committees measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

Our Articles of Incorporation allow for our board of directors to create new series of preferred stock without further approval by our stockholders which could adversely affect the rights of the holders of our common stock.

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

Our executive officers and directors control approximately 11.9% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders' best interest but which might negatively affect the market price of our common stock.

We are in breach of our agreements with certain investors for failure to timely file a registration statement with the SEC registering shares offered and sold to such investors.

In connection with the offer and sale shares and warrants to purchase shares of common stock, the Company agreed to file a registration statement with the SEC including these shares once the Company sold an aggregate of $1 million shares. The Company sold $1 million shares in July 2013. In addition, our placement agents also have "piggyback" registration rights for shares underlying warrants issued to them. If an investor or placement agent decides to bring an action against the Company before this registration statement is deemed effective we may be faced with litigation and other costs and damages if unsuccessful in any such action.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 350,000,000 shares of common stock, par value $0.001 per share, of which as of April 10, 2018, 191,412,240 shares are issued and outstanding excluding 1,000,000 shares held in escrow. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may have an adverse effect on any trading market of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market under Rule 144 or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents a virtual office, which it uses as its corporate headquarters for a monthly rent of $300. The office is located at 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637. We believe that currently this space is adequate. The Company rents a standalone commercial building located at 13800 US Highway 19 North, Clearwater, Florida 33764, which it uses as the headquarters for UPT for a monthly rent of $3,210.

Item 3. Legal Proceedings

SEC Subpoena Ltd.

Effective May 1, 2015, we executed a First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear Ltd. (“Spirit Bear”) and the parties identified as the assignees of Spirit Bear who are signatories to the Amendment, which amends certain provisions of the Settlement Agreement. In accordance with the terms of the Amendment, Jay Palmer, Carrie Dwyer and Donica Holt, the Spirit Bear holdover directors, tendered their resignations from the Board of Directors of the Company. Spirit Bear also agreed that it will no longer have any rights to appoint nominees to the Board of Directors. Pursuant to the Amendment, the Company agreed to file a registration statement on Form S-1 covering an aggregate of 14,845,072 shares of common stock, preferred stock and warrants on behalf of Spirit Bear and its assignees no later than July 15, 2015, which was filed with the SEC on July 15, 2015. A representative of Spirit Bear agreed that the obligation to register the shares on a Form S-1 need only include shares of common stock and shares of common stock issuable upon conversion of the Series A Stock and exercise of the warrants held by Spirit Bear and its assignees. The Company agreed to issue replacement warrants for certain previously-issued warrants, which will be canceled in connection with the replacement issuance. Within 10 business days of June 1, 2015, the parties agreed to dismiss all of the pending litigation between and among them.

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

On November 4, 2016, Spirit Bear agreed to the withdrawal of the registration statement in exchange for confirmation that the warrants owned by Spirit Bear and its associate which were subject to a separate court action shall not expire even if the court action continued beyond the warrants’ initial expiration date. The registration had not been declared effective by the SEC and the Company filed a request to withdraw the Registration Statement on November 14, 2016..

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

US District Court, Eastern District of New York

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

U.S. District Court, Eastern District of New York

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16-CV-04101-RRM-PK against the Company and Timothy Hassett, the Company’s Chief Executive Officer, alleging damages of $1,100,000 for inter alia breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014.

On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both Substantive and Jurisdictional grounds. On April 13, 2017, the Honorable Roslynn R. Mauskopf granted leave to renew our March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, Corporate counsel informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the Warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30th, Plaintiff amended their complaint inter alia admitting that the company filed the registration statement with the SEC. On August 7, 2017, Corporate Counsel requested leave for a pre-motion conference to move to dismiss the matter.

On March 27, 2018, a Subpoena has been issued and served upon the Law Offices of Gary S. Park P.C. On April 3, 2018 counsel for Plaintiffs withdrew and were replaced by Mr. Sang Joon Sim, Esq. of Sim & Record, LLP which shares an address with Mr. Park’s law offices.

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

Quarter Ended	High	Low

March 31, 2017	$0.15	$0.08
June 30, 2017	$0.26	$0.07
September 30, 2017	$0.09	$0.05
December 31, 2017	$0.09	$0.06
March 31, 2016	$0.53	$0.16
June 30, 2016	$0.30	$0.08
September 30, 2016	$0.18	$0.02
December 31, 2016	$0.17	$0.09

The last reported sales price of our common stock on the OTCQB on April 10, 2018, was $0.08.

As of April 10, 2018, there were 215 stockholders of record of our common stock..

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--		--	--

Equity compensation plans not approved by security holders	12,060,714	(1)	$0.74	--

______________

(1)

Represents (i) options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Timothy Hassett and Mark Hodowanec; (ii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iii) warrants to purchase 8,060,714 shares of common stock as set forth in Note 7 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On February 25, 2016, we issued 467,740 shares of our common stock upon conversion of principal and interest of convertible debt of $91,667.

On March 2, 2016, we issued 700,000 shares of common stock to Spirit Bear upon conversion of 700 shares of our Series A preferred stock.

On March 31, 2016, we issued three-year warrants to purchase 60,000 shares of our common stock at an exercise price of $1.00 per share to PCG under the independent contractor agreement with the Company for the management of UPT The warrants may be exercised on a cashless basis.

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

On May 9, 2016, we issued 25,000 shares of our common stock in exchange for corporate communications services provided to the Company.

On May 10, 2016, we issued 161,429 shares of our common stock upon conversion of principal and interest of convertible debt of $17,024.63.

On May 18, 2016, we issued 300,000 shares of our common stock upon conversion of principal and interest of convertible debt of $29,937.60.

On May 25, 2016, we sold a total of 400,000 shares of common stock and a five-year warrant to purchase 200,000 shares of our common stock at an exercise price of $0.32 per share, to three accredited investors in a private offering. The warrant may be exercised on a cashless basis.

On May 25, 2016, we sold 125,000 shares of common stock and a five-year warrant to purchase 62,500 shares of our common stock at an exercise price of $0.34 per share, to an accredited investor in a private offering. The warrant may be exercised on a cashless basis.

On June 2, 2016, we issued 100,553 shares of common stock upon conversion of principal and interest of convertible debt of $10,000.

On June 3, 2016, we issued 250,000 shares of common stock upon conversion of principal and interest of convertible debt of $23,136.75.

On June 7, 2016, we sold a total of 238,095 shares of common stock and a three year warrant to purchase 119,048 of our common stock at an exercise price of $0.297 to an accredited investor in a private offering. The warrant may be exercised on a cashless basis.

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

On June 24, 2016, we issued to our Chief Executive Officer, Timothy Hassett, 625,000 shares of our common stock and a five-year warrant to purchase 625,000 shares of our common stock at an exercise price of $0.22 for accrued salary of $100,000. The warrant may be exercised on a cashless basis.

On June 24, 2016, we issued to our former president, Theodore Banzhaf, 500,000 shares of our common stock and a five year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.22 per share, for accrued salary of $80,000. The warrant may be exercised on a cashless basis. In connection with Mr. Banzhaf’s resignation on October 1, 2016, he waived his rights to such warrants.

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

On July 11, 2016, we issued 100,000 conversion shares of our common stock upon conversion of 2 shares of our preferred stock to Spirit Bear, which transaction was subsequently rescinded.

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

On August 12, 2016, we sold a total of 909,090 shares of Series B Stock and a five year warrant to purchase 909,090 shares of our common stock at an exercise price of $0.07 to an accredited investor in a private offering for consideration of $100,000. Each share of Series B Stock may be converted into common stock on a one-to-one basis.

On August 12, 2016, we sold at total of 909,090 shares of Series B Stock and a five year warrant to purchase 909,090 shares of our common stock at an exercise price of $0.07 to an accredited investor in a private offering for consideration of $100,000. Each share of Series B Stock may be converted into common stock on a one-to-one basis.

On August 12, 2016, for consideration of $50,000 in services, we sold at total of 909,090 shares of our Series B stock and a five year warrant to purchase 909,090 shares of our common stock at an exercise price of $0.07 to an accredited investor in a private offering. Each share of Series B Stock may be converted into common stock on a one-to-one basis.

On August 12, 2016, for consideration of $50,000, we sold 909,090 shares of our Series B Stock and a five year warrant to purchase 909,090 shares of our common stock at a an exercise price of $0.07 to Daniel Ustian, a director. Each share of Series B Stock may be converted into common stock on a one-to-one basis.

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

On August 26, 2016, the Company issued KHIC, LLC a senior convertible promissory note in the principal amount of $400,000 convertible into shares of common stock, $0.001 at a conversion price of $0.025 per share. The Note bears interest at 3% per annum and matures on August 24, 2018. Interest is payable in semi-annual installments with the first payment due six months from the issuance of the Note. The Note ranks senior to all indebtedness of the Company and its subsidiaries. The Note is convertible at any time into shares of the common stock at a conversion price of 0.025. The Company may prepay all or any part of the Note at any time without any premium or penalty. Under the terms of a note purchase agreement, which provides sales milestone of achieving binding agreements to sell 1,000 of the Company's Mobile Generation kits, the Company has the right to require KHIC to purchase 4,000,000 shares of common stock at a purchase price of $0.05 per share and a five-year warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.06.

On August 30, 2016, we issued 1,953,125 shares of our common stock upon conversion of principal and interest of convertible debt of $25,000.

On August 30, 2016, we issued 4,313,339 shares of our common stock upon conversion of principal and interest of convertible debt of $54,650.

On September 30, 2016, the Company issued Gemini Master Fund, Ltd., a secured promissory note in the original principal amount of $180,000. The Note accrues interest at 5% (18% in the event of an event of default) and matures on June 30, 2017. In connection with the issuance of the note, Gemini was issued 800,000 shares of common stock on November 10, 2016.

On September 30, 2016, the Company issued Black Mountain Equities, Inc. a secured promissory note in the original principal amount of $45,000, The Note accrues interest at 5% (18% in the event of an event of default) and matures on June 30, 2017. In connection with the issuance of the note, Black Mountain was issued 200,000 shares of common stock on November 10, 2016.

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

On April 18, 2017, we issued 1,132,000 shares of our common stock upon partial conversion of $28,300 on convertible debt of $368,703 by KHIC, LLC.

On April 25, 2017, we issued 1,000,0000 shares of common stock to Spirit Bear upon conversion of 20 shares of our Series A Stock.

On May 1, 2017, we issued 1,543,305 shares of our common stock to Uptick Capital, LLC pursuant to a consulting agreement for business development services and strategic introductions to the financial community provided to our company.

On May 3, 2017, we issued an aggregate of 1,411,426 shares of common stock to Bellridge upon the exercise of the Notes.

On May 8, 2017, we issued 909,090 shares of common stock to Inverom Corporation upon the conversion of 909,090 shares of 909,090 shares of Series B stock.

On May 31, 2017, we issued 500,000 shares of common stock to Lucas Hopple upon partial conversion of $35,000 of convertible debt.

On June 7, 2017, we issued KHIC 4,000,000 shares of common stock and a five-year warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.06 per share in exchange for $200,000, pursuant to KHIC’s call right which it exercised on June 6, 2017, under its securities purchase agreement with the Company.

On June 9, 2017, we issued 500,000 shares of common stock upon partial conversion of $25,000 on convertible debt of $115,500 by Lucas Hoppel.

On June 13, 2017, we issued 120,000 shares of common stock to Elite Bay LLC in settlement of an outstanding debt.

On June 15, 2017, we sold a total of 1,000,000 shares of common stock and a three-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $55,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On June 16, 2017, we issued 600,000 shares of our common stock upon partial conversion of $30,000 on convertible debt of $115,500 by Lucas Hoppel

On June 29, 2017, we issued 510,000 shares of our common stock upon final conversion of $25,500 on convertible debt of $115,500 by Lucas Hoppel.

On June 30, 2017, we sold a total of 500,000 shares of common stock and a three-year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $27,500 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On July 3, 2017, the Company issued Cornerstone, a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.07, in lieu of cash payments due under the Cornerstone Retainer Agreement for the months of May and June 2017. The warrant includes a provision for cashless exercise.

On July 6, 2017, we sold a total of 545,455 shares of common stock and a three-year warrant to purchase 545,455 shares of our common stock at an exercise price of $0.10 per share, to an accredited investor in a private offering. We received $30,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On July 10, 2017, we sold a total of 2,000,000 shares of common stock and a five-year warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.06 per share, to Spirit Bear, an accredited investor in a private offering. We received $100,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On July 21, 2017, we issued 67,176 shares of common stock to address a shortfall in the commitment fee of 1,250,000 shares issued to Bellridge Capital, LP on February 16, 2017 in connection with a $5 million equity line of credit provided by Bellridge.

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

On July 21, 2017, we sold a total of 1,400,000 shares of common stock and a five-year warrant to purchase 1,400,000 shares of our common stock at an exercise price of $0.10 per share, to Judson Bibb in exchange for $98,000 in accrued salary. The warrant may be exercised on a cashless basis.

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

On September 14, 2017, we issued 300,000 shares of our common stock upon partial conversion of $15,000 on convertible debt of $113,300 by Lucas Hoppel

On September 14, 2017, we issued 1,38UPT shares of common stock to Bellridge Capital, LP upon partial conversion of convertible debt of $80,670 by Bellridge

On September 17, 2017, we issued 1,000,000 shares of common stock to Spirit Bear upon conversion of 20 shares of Series A Stock.

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

On November 8, 2017, pursuant to the issuance of a Securities Exchange Agreement and General Release signed with Black Mountain Equities, Inc on November 1, 2017, we issued 959,914 shares of common stock as payment of principal and interest on promissory note in the principal amount of $45,000 issued on February 13, 2017.

On December 7, 2017, we issued 500,000 shares of our common stock upon partial conversion of $25,000 on convertible debt of $226,325 by Lucas Hoppel.

On November 8, 2017, we issued 500,000 shares of our common stock upon partial conversion of $25,000 on convertible debt of $141,625 by Lucas Hoppel.

On November 21, 2017, pursuant to the issuance of a convertible promissory note for $165,000 on August 25, 2017, we issued 600,000 shares of common stock as inducement shares to Lucas Hoppel.

On November 22, 2017, we issued 649,000 shares of our common stock upon final conversion of $32,450 on convertible debt of $165,000 by Lucas Hoppel.

On November 22, 2017, pursuant to a convertible promissory note for $78,750 issued on March 14, 2017, we issued 431,632 shares of common stock to Bellridge as a penalty for the Company’s failure to timely register securities owned by BellRidge.

On December 7, 2017, we issued 500,000 shares of our common stock upon partial conversion of $25,000 on convertible debt of $226,325 by Lucas Hoppel.

On December 12, 2017, we issued 750,0000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $226,325 by Lucas Hoppel.

On December 14, 2017, we sold a total of 1,250,000 shares of common stock and a three-year warrant to purchase 1,250,000 shares of our common stock at an exercise price of $0.12 per share to an accredited investor’s living trust in a private offering. We received $100,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On December 14, 2017, we sold a total of 1,250,000 shares of common stock and a three year warrant to purchase 1,250,000 shares of our common stock at an exercise price of $0.12 per share to an accredited investor’s living trust in a private offering. . We received $100,000 as consideration for the sale of such securities. The warrant may be exercised on a non-cashless basis.

On January 2, 2018, we issued 500,000 shares of our common stock upon the partial conversion of $25,000 on convertible debt of $226,325 by Lucas Hoppel.

On January 5, 2018, we issued 1,500,000 shares of our common stock upon the partial conversion of $60,000 on convertible debt of $226,325 by Lucas Hoppel.

On January 8, 2018, we issued 1,000,000 shares of our common stock upon partial conversion of $40,000 on convertible debt of $141,625 by Lucas Hoppel.

On February 20, 2018, we issued 1,500,000 shares of our common stock upon the partial conversion of $37,500 on convertible debt of $226,325 by Lucas Hoppel.

On February 21, 2018, we issued 1,500,000 shares of our common stock upon the partial conversion of $37,500 on convertible debt of $226,325 by Lucas Hoppel.

On March 2, 2018, we sold a total of 200,000 shares of common stock and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share to an accredited investor in a private offering. We received $10,000 as consideration for the sale of such securities.

On March 5, 2018, we issued 1,653,000 shares of our common stock upon the final conversion of $41,325 on convertible debt of $226,325 by Lucas Hoppel.

On March 5, 2018, we issued 1,565,000 shares of our common stock upon final conversion of $39,125 on convertible debt of $141,625 by Lucas Hoppel.

On March 23, 2018, we issued 1,500,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $169,950 by Lucas Hoppel.

Other than the issuances to Monarch Bay, consultants for placement services on January 8, 2016, and issuances to Drexel Hamilton LLC, JFS Investments PR LLC, Garden State Securities, Inc. and Manufacturer Hanover LLC, described above, none of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

Plan of Operation

We have not generated any revenues to date. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. On June 9, 2017, the Company received a purchase order for 10 MG systems from Craftsmen Industries. There is no set timetable associated with the order. A 50% down payment will be received from Craftsmen at the time of customer acceptance.

We generated our third and fourth purchase commitments on November 7 and 27, 2017 from Jatropha, Inc and Veracruz Inc, respectively. Jatropha committed to purchase a total of 234 vehicles and Veracruz committed to purchase a minimum of 25 vehicles (maximum of 50 vehicles). An inspection and performance demonstration is set for late April in Fort Collins, Colorado.

There can be no assurances that we will be able to fulfill the orders, however, Craftsmen Industries has been selected to produce the first systems due to its engineering capabilities and extensive facilities.

In the meantime, we primarily incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

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

Management is currently negotiating additional non-dilutive funding arrangements to support completion of the initial phases of our business plan, which is to license our thermal technologies and applications; to license or sell a mobile electric power system powered by the Company's proprietary gearing system; and to license it submersible motor dry pit technologies and/or to bring to market its technologies and applications through key distribution partners.

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

Furthermore, Craftsmen has been chosen to produce the MG systems for the company’s initial orders from Jatropha and Veracruz (See below).

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

National Union of Jatropha Producers

In November 2017, the Company received a purchase commitment for 234 MG systems from the National Union of Producers of Jatropha in Mexico (Jatropha).

Jatropha has established a center for processing oil from Jatropha seeds for biofuel production. Through their union of producers, Jatropha plans to introduce the MG and promote the product to their supplier network.

The purchase commitment stipulates that CoolTech will furnish Jatropha with an MG80 retro-fitted onto a Ford F-350 truck within 60 business days. To ensure the system is optimized to meet Jatropha’s needs, CoolTech set the terms of the agreement to allow both teams to gather data and provide performance feedback another 30 to 60 days. Upon completion of this period, Jatropha will release the balance of the order for 233 units and production should start no later than the second quarter of 2018. Payment terms require 50% down and 50% at time of shipment, FOB (Freight on Board) from Cool Technologies’ dock.

On February 6th, Jatropha signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Jatropha will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

The value of the purchase commitment is expected to be between $17,000,000 and $22,000,000. On April 9, 2018, Jatropha executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. The value of the initial order is in excess of one million dollars.

National Union of Producers in Mexico for the state of Veracruz

In December 2017, the Company received a purchase commitment for 24 to 50 MG units from the National Union of Producers in Mexico for the state of Veracruz. Depending on the respective numbers of MG55 and MG80 kVA systems ordered, the company expects the value of the commitment to range between $1,200,000 and $3,900,000.

The union represents farmers who grow labor and energy intensive crops such as sugar cane, tobacco, bananas, coffee, rice and vanilla. It expects that the MG systems will increase yields, exports and incomes for its members and their communities.

According to the contract, the company will deliver an MG 80 retro-fitted onto a Ford F-350 truck within 60 business days. Then, to ensure the system fully addresses the application requirements, CoolTech, as a best practice of Six Sigma quality, will gather data and performance feedback. When CoolTech is satisfied that optimal performance has been achieved, the union will release the balance of the order and production begins.

On February 23rd, Veracruz signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Veracruz will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

Payment terms require 50% down and 50% at time of shipment, each payable with a bank letter of credit. Product delivery will be considered FOB (Freight on Board) from Cool Technologies’ shipping dock.

The value of the purchase commitment is expected to commitment to range between $1.2M and $3.9M USD.

Panasonic System Communications Company of North America.

In January 2018, the Company announced that its Mobile Generation systems will incorporate Panasonic Toughpad tablets to run CoolTech’s software.

The association between the two companies dates back to April 2017 when Cool Technologies demonstrated its Mobile Generation (MG) system at Craftsman Industries in St. Louis. In attendance was the Executive Director-Product Planning Strategy and Innovation, Silicon Valley Center for Panasonic Corporation of North America. He received a demonstration of the MG technology as well as an overview of CoolTech’s thermal dispersion technologies. That led to several conversations and meetings regarding the ways in which the two companies could pursue joint initiatives and opportunities.

The first initiative resulted in the resulted in CoolTech’s use of the Panasonic Toughpad tablet to provide a rugged touchscreen interface for field technicians to control and calibrate the Mobile Generation systems. The Toughpad will be deployed in both the trucks’ cabs and in the control panel box on the side of the vehicles.

Going Concern

As a result of our financial condition, noted in our financial statements for the years ended December 31, 2016 and 2017, we believe that it is necessary to include an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue as a going concern, we must raise additional capital to begin to generate revenue from our two product lines, so that we can fund our operations from our sales and licensing. If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended December 31,
	2017	2016	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	665,807	553,199	112,608	20.4%
Consulting	810,924	2,081,714	(1,270,790)	(61.0)%
Professional fees	228,829	332,767	(103,938)	(31.2)%
Research and development	348,424	251,724	96,700	38.4%
General and administrative	324,977	738,816	(413,839)	(56.0)%
Total operating expenses	2,378,961	3,958,220	(1,579,259)	(39.9)%

Other income and (expense)	(2,692,256)	3,102,334	(5,794,590)	(18.7)%

Net loss	(5,071,217)	(855,886)	4,215,331	492.5%

Less: Non controlling interest	(11,891)	(11,717)	(174)	1.5%

Net loss to shareholders	$(5,059,326)	$(844,169)	4,215,157	499.3%

Revenues

During the years ended December 31, 2017 and 2016, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of our company.

Operating Expenses

Operating expenses decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to a reduction in consulting costs which accounts for $1,270,790 of the decrease. During the year ended December 31, 2017, payroll and related expenses increased by $112,608 primarily due to the issuance of $50,000 bonuses to the CEO and CTO for each new patent granted. The remaining decrease was due primarily to a decrease in general and administrative costs of $413,839 and decrease in professional fees of $103,938, necessitated by limited funds.

Other Income and Expense

Interest expenses during the years ended December 31, 2017 and 2016 related primarily to our debt. The change in fair value of derivative liability reflects the change in fair value of the conversion features embedded in the convertible debt agreements entered into in May 2016, December 2016 and March 2017 as well as warrants issued with the December 2015 Convertible Note, and also includes the change in fair value of common share equivalents that were previously reclassified to derivative liability as a result of insufficient authorized but unissued shares.

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

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At December 31, 2017, we had cash and cash equivalents of $173,343.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,154,879 and $8,257,987 at December 31, 2017 and 2016, respectively. The decrease in working capital was due to a large decrease in derivative liability and smaller decreases in accounts payable and accrued payroll which offset an increase in accrued liabilities – related party.

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

December 2016 Equity Line of Credit – On December 6, 2016, we entered into a securities purchase agreement and a registration rights agreement with Bellridge Capital, LP, pursuant to which Bellridge has agreed to purchase from us up to $5,000,000 in shares of our common stock, subject to certain limitations including an effective registration statement registering the shares issuable to Bellridge under the line of credit, which registration statement has not yet been declared effective by the Securities and Exchange Commission, from time to time over a 36 month period commencing on the date of effectiveness of the registration statement which provides for the resale of such shares pursuant to the Registration Rights Agreement. We may direct Bellridge, at our sole discretion and subject to certain conditions, to purchase a minimum of $25,000 and a maximum of $500,000 of shares that is no more than 300% of the average trading volume of our common stock during the 10 day period immediately prior to the Draw Down. In addition, we may direct Bellridge to purchase shares only if during the fifteen consecutive days following a Draw Down request by us, the common stock equals or exceeds $0.06 per share. We will control the timing and amount of any sales of common stock to Bellridge but we may not request a Draw Down less than ten business days apart. The proceeds received by us are expected to be used for general corporate purposes. The securities purchase agreement limits our sales of shares of common stock to Bellridge to no more than the number of shares that would result in the beneficial ownership by Bellridge, at any single point in time, of more than 4.99% of the then outstanding shares of our common stock. However, the 4.99% limitation may be increased by Bellridge up to 9.99% upon at least 61 days’ prior notice to us. As consideration for its commitment to purchase shares of common stock pursuant to the securities purchase agreement, we issued to Bellridge 1,250,000 shares of common stock on February 16, 2017. On October 24, 2017, the Company filed an amendment to a Form S-1 Registration Statement with the Securities and Exchange Commission to register 50,000,000 shares of common stock which may be issued pursuant to purchases of shares made under the Equity Line of Credit.

February Convertible Note – On February 7, 2017, the Company entered into a convertible note agreement. We issued 200,000 inducement shares of restricted common stock and received $100,000, with an original issue discount of $10,000 and a one time interest charge of 3% or $3,300, for a total amount of $113,300 due on September 7, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.08 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Shares reserved for future conversions must equal to at least 100% of the full number of shares of common stock issuable upon conversion of all outstanding amounts under this note.

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

Subsequent to the signing of the amendment, from August 25 to September 20, 2017, a total of $72,500 were converted into 1,450,000 shares of common stock. On September 27, 2017, the buyer converted $40,800 into 816,000 shares of common stock and the note was retired.

March 2017 Convertible Note – On March 14, 2017, the Company entered into a note purchase agreement with Bellridge which provides for the purchase of a $78,750 convertible promissory note on the same terms as the December 6, and December 28, 2016 Notes. The note has a 5% original issue discount and bears interest at 5% per annum. The maturity date is March 14, 2018. On March 14, 2017, we also issued 200,000 shares of common stock to Bellridge for agreeing to enter into such agreement.

The Note may be prepaid in whole or in part at a 115% premium if within 120 days of the issue date or 125% after 120 days of the issue date. The Note is convertible into common stock at a 30% discount to the lowest trading price for the ten trading days immediately prior to the delivery of a conversion notice, provided that the conversion price will not be less than $0.06 per share.

After 180 days the conversion floor of $0.06 expired. The Note was converted in full and 1,382,889 shares and 434,826 shares of common stock were issued to Bellridge on September 14, 2017 and September 26, 2017, respectively.

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

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2017	2016
Net cash used in operating activities	$(1,605,734)	$(1,324,076)
Net cash used in investing activities	(17,086)	(12,968)
Net cash provided by financing activities	1,733,872	1,388,453

Net cash used in operating activities increased due to changes in other current assets and other current liabilities and was primarily attributable to a reduction in outstanding accounts payable. Our investing activity relates to the development of patents, which has remained steady since inception, and the purchase of test vehicles. Net cash provided by financing activities increased primarily due to debt borrowings.

The Company's capital requirements for the next 12 months will consist of $3.2 million with anticipated expenses of $1.4 million for salaries, public company filings, and consultants and professional fees.

Management believes the Company's funds are insufficient to provide for its projected needs for operations for the next 12 months. The Company is currently negotiating additional non-dilutive funding to support product development or for other purposes.

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

Derivative financial instruments

When we issue debt that contains a conversion feature, we first evaluate whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying, typically the price of the company's stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Cool Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Cool Technologies, Inc. (the Company) as of December 31, 2017, the related Consolidated Statements of Operations, Changes in Stockholders’ Deficit, and Cash Flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the Consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

We have served as the Company’s auditor since 2018.

Tampa, FL 33618

April 17, 2018

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

To the Board of Directors and Stockholders

Cool Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cool Technologies, Inc. (the "Company") as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of their operations and their cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, CA

April 12, 2017

Cool Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$173,343	$62,291
Prepaid expenses	10,000	--
Total current assets	183,343	62,291
Intangibles	183,488	166,402
Equipment, net	45,728	71,664
Total assets	$412,559	$300,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,222,775	$1,595,883
Accrued liabilities – related party	991,714	553,953
Customer deposits – related party	400,000	400,000
Accrued payroll	56,917	93,512
Debt, current portion (related party $257,490)	659,312	825,170
Derivative liability	7,504	4,851,760
Total current liabilities	3,338,222	8,320,278

Debt, long-term portion	97,009	18,311
Total liabilities	$3,435,231	$8,338,589

Commitments and contingencies (Note 6)	--	--

Stockholders’ deficit:
Preferred stock Series A, $.001 par value; 15,000,000 shares authorized; 33 and 116 shares issued and outstanding at December 31, 2017 and 2016, respectively	--	--
Preferred stock Series B, $.001 par value; 15,000,000 shares authorized: 2,727,270 and 3,636,360 issued and outstanding on December 31, 2017 and 2016, respectively.	2,727	3,636
Common stock, $.001 par value; 350,000,000 shares authorized; 152,836,983 and 111,438,236 shares issued and outstanding at December 31, 2017 and 2016, respectively	152,837	110,865
Additional paid-in capital	41,401,330	31,891,116
Common stock issuable	712,000	125,500
Preferred stock issuable	--	51,000
Common stock held in escrow	8,441	8,441
Accumulated deficit	(45,247,740)	(40,188,414)
Non controlling interest	(52,267)	(40,376)
Total stockholders’ deficit	(3,022,672)	(8,038,232)

Total liabilities and stockholders’ deficit	$412,559	$300,357

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2017	2016

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	665,807	553,199
Consulting	810,924	2,081,714
Professional fees	228,829	332,767
Research and development	348,424	251,724
General and administrative	324,977	738,816
Total operating expenses	2,378,961	3,958,220

Operating loss	(2,378,961)	(3,958,220)

Other income and (expense)
Interest expense, net	(1,233,023)	(1,186,008)
Change in fair value of derivative liability	(1,529,312	4,959,062
Gain (Loss) on extinguishment	70,079	(628,510)
Legal settlement – other	--	(42,210)

Net loss	(5,071,217)	(855,886)
Net loss attributable to non controlling interest	(11,891)	(11,717)

Net loss attributable to Cool Technologies, Inc.	$(5,059,326)	$(844,169)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	130,188,614	84,894,351

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2016 and 2017

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2015	136	--	66,600,367	$65,929	$36,038,551	$180,900	$--	$8,441	$(39,344,245)	$(28,659)	$(3,079,083)
Sale of stock	2,727,270	2,727	2,480,770	2,481	550,292	65,000	51,000				671,500
Issuance of common stock issuable			529,654	529	119,871	(120,400)					--
Conversion of Series A preferred stock to common stock	(20)		1,000,000	1,100	(1,100)						--
Series B preferred stock issued for services	909,090	909	1,806,812	1,807	334,374						337,090
Stock issued for short term payables			143,188	143	22,767						22,910
Stock issued with debt			1,350,000	1,350	213,650						215,000
Warrants issued for services	--	--	--	--	1,623,958						1,623,958
Warrants issued with debt					35,579						35,579
Employee stock options	--	--	--	--	327,000						327,000
Debt Converted			37,527,445	37,526	987,509						1,025,035
Reclassification of common share equivalents to derivative liabilities					(9,194,736)						(9,194,736)
Conversion of convertible notes					833,401						833,401
Net loss	--	--	--	--	--	--		--	(855,886)		(855,886)
Noncontrolling interest	--	--	--	--	--	--		--	11,717	(11,717)	--
December 31, 2016	3,636,476	3,636	111,438,236	110,865	31,891,116	125,500	51,000	8,441	(40,188,414)	(40,376)	(8,038,232)
Sale of stock			9,518,183	10,090	485,910	675,000					1,171,000
Issuance of common stock issuable			2,160,000	2,160	144,840	(147,000)
Issuance of preferred stock issuable as common stock			927,270	927	50,073		(51,000)
Conversion of Series A preferred stock to common stock	(83)		4,150,000	4,150	(4,150)
Conversion of Series B preferred stock to common stock	(909,090)	(909)	909,090	909
Common stock issued for services			1,905,811	1,906	137,623						139,529
Stock issued with debt			4,273,428	4,274	295,036	58,500					357,810
Warrants issued for services					404,516						404,516
Employee common stock			2,685,714	2,686	185,314						188,000
Debt converted			14,869,251	14,870	782,371						797,241
Debt issued with beneficial conversion feature					556,954						556,954
Reclassification of common share equivalents to derivative liabilities					(208,742)						(208,742)
Reclassification of common share equivalents to equity					6,364,224						6,364,224
Reduction of derivative liability due to conversion of debt					316,245						316,245
Net loss									(5,071,217)		(5,071,217)
Noncontrolling interest									11,891	(11,891)
December 31, 2017	2,727,303	2,727	152,836,983	152,837	41,401,330	712,000	--	8,441	(45,247,740)	(52,267)	(3,022,672)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
Operating Activities:
Net loss	$(5,071,217)	$(855,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	139,529	337,090
Warrants issued for services	404,516	1,623,958
Loss on extinguishment of debt	(70,079)	628,510
Employee stock	188,000
Employee stock options	--	327,000
Non-cash interest expense	77,951	370,718
Change in fair value of derivative liability	1,529,312	(4,959,062)
Amortization of debt discount	1,152,260	743,051
Depreciation expense	25,936	25,853
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	95,175
Accounts payable	(373,108)	317,576
Accrued liabilities – related party	437,761	(37,917)
Accrued payroll liabilities	(36,595)	59,775
Net cash used in operating activities	(1,605,734)	(1,324,076)

Investing Activities:
Expenditure for Intangible assets	(17,086)	(12,968)
Net cash used in investing activities	(17,086)	(12,968)

Financing Activities:
Proceeds from sale of common stock, net	1,171,000	671,500
Proceeds from debt	582,238	1,091,715
Payments on debt	(19,366)	(374,762)
Net cash provided by financing activities	1,733,872	1,388,453

Net change in cash	111,052	51,409

Cash, beginning of period	62,291	10,882

Cash, end of period	$173,343	$62,291

Cash paid for:
Interest	$18,159	$29,161
Income taxes		--

Non-cash transactions:
Derivative liability offset by debt discount	$54,985	$492,405
Reduction of common stock issuable by issuing stock	147,000	120,400
Reduction of preferred stock issuable by issuing stock	51,000	--
Debt and interest settled for common stock	797,241	1,025,035
Stock issued for short term payables	--	22,910
Stock issued with debt	357,810	215,000
Warrants issued with debt	--	35,579
Reclassification of common shares equivalents to additional paid-in capital	(6,364,224)	9,194,736
Reduction of derivative liability due to conversion of debt	316,245	833,401

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

Our technologies are divided into three distinct but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist. As of December 31, 2017, we have seven US patents, one granted Mexican patent, four pending applications (2 in Canada, 1 in Brazil, 1 US) and one US filed provisional application pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We also have Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $45,247,740 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Management believes that the company's ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Annual Report on Form 10-K, management is negotiating additional non-dilutive funding arrangements to support completion of the initial phases of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits (our Ultimate Power Truck business) driven by our proprietary gearing system. There can be no assurance, however, that we will be successful in accomplishing these objectives.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. We have not recorded any impairment expense on our long-lived assets as of December 31, 2017.

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

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2017 and 2016, determined that there were no material uncertain tax positions.

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

FASB ASU 2015-16 "Business Combinations (Topic 805)," or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. Currently, this has not impact.

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

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2017	2016
Test vehicles	$124,687	$124,687
Other	5,000	5,000
	129,687	129,687
Less: accumulated depreciation	(83,959)	(58,023)
	$45,728	$71,664

Depreciation expense for the years ended December 31, 2017 and 2016, was $25,936 and $25,853, respectively.

Note 3 – Customer deposits – Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2017	2016
Notes payable -- original issue discount	$--	$225,000
Convertible notes payable	795,803	641,129
Test vehicle financing	42,444	61,811
Note payable – related party	7,490	237
Note payable – UPT minority owner	250,000	250,000
	1,095,737	1,178,177
Debt discount	(339,416)	(334,696)
	756,321	843,481
Less: current portion	659,312	825,170
Long-term portion	$97,009	$18,311

Notes payable – original issue discount

Convertible notes payable

August 2016 Convertible Note– In August 2016, the Company entered into a senior convertible note agreement. We received $400,000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

The note may be converted at any time into shares of the common stock at the conversion price pursuant to the terms of the note. The buyer may not, however, convert more than 50% of the note’s purchase price prior to September 30, 2016.

On April 18, 2017, KHIC was issued 1,132,000 shares of common stock after converting $28,300 in debt at $0.025 per share.

On May 30, 2017, the Company signed an amendment to the securities purchase agreement originally signed with KHIC on August 24, 2016. In exchange for $100,000, KHIC extended the KHIC’s right to require the Company to sell to the buyer, four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share until June 7, 2017. The right was originally due to expire on May 31, 2017. On June 7, 2017, KHIC exercised the right and was issued the requisite shares and warrants.

November 2016 Convertible Note – In November 2016, the Company entered into a convertible note agreement. We issued 350,000 inducement shares of common stock and received $100,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $110,000 due on June 9, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.07 per share. In the event of default, the outstanding balance will increase by 25%. At any time following an event of default, the lender has the right to convert a portion or all of the unpaid principal balance at a rate of 65% of the average of the three lowest closing prices in the twenty trading days immediately preceding the request for conversion date. A fixed 5% interest rate/fee of $5,500.

From March 31 to June 28, 2017, a total of $115,500 were converted into 2,110,000 shares of common stock and the note was extinguished.

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

On May 2, 2017, the buyer converted a total of $50,780 into 469,559 shares of common stock and $101.863 into 941,867 shares of common stock and the notes were retired.

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

Subsequent to the signing of the amendment, from August 25 to September 20, 2017, a total of $72,500 were converted into 1,450,000 shares of common stock. On September 27, 2017, the buyer converted $25,000 into 816,000 shares of common stock and the $113,300 note was retired.

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

After 180 days the conversion floor of $0.06 expired. The Note was converted in full and 1,382,889 shares and 434,826 shares of common stock were issued to Bellridge on September 14, 2017 and September 26, 2017, respectively.

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

Subsequent to the signing of the amendment, from October 25 to November 14, 2017, a total of $137,500 were converted into 2,750,000 shares of common stock. On November 22, 2017, the buyer converted $32,450 into 649,000 shares of common stock and the note was retired.

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

On February 19th, 2018, the convertible note agreement was amended and the maturity date was extended until April 30, 2018. In exchange, the holder’s debt conversion share price was reduced to $0.025 per share.

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

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When we issue notes payable, we may also be required to issue warrants.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	14,421,379	0.02	2.5	$999,378
Granted	-
Forfeited or expired	-
Outstanding, December 31, 2017	14,421,379	0.02	1.5	$725,950
Exercisable, December 31, 2017	14,421,379	0.02	1.5	$725,950

Future contractual maturities of debt are as follows:

Year ending December 31,
2018	659,312
2019	97,009
2020	--
$756,321

Note 5 – Derivative Liability

Under the terms of the May 2016, December 2016 and March 2017 Convertible Notes, we identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Year ended December 31,
	2017	2016
Volatility	108%-199%	108%-254%
Risk-free interest rate	0.5%-1.8%	0.2%-2.5%
Expected life (years)	0.2 - 1.7	0.0 - 10.0
Dividend yield	--	--

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

On March 22, 2017, we amended our certificate of incorporation to increase the number of authorized shares of our common stock. Subsequent to this amendment, we had a sufficient number of authorized but unissued shares of our common stock available to settle all of our outstanding common share equivalents. Accordingly, the common share equivalents that were previously reclassified to derivative liabilities were subject to a final mark-to-market for their change in fair value as of the date of the increase in authorized shares and were then reclassified back to equity.

Changes in the derivative liability were as follows:

	Twelve Months Ended December 31, 2017
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2016			4,851,760
Conversions of convertible debt			(316,245)
Issuance of convertible debt and other derivatives			306,901
Reclassification of common share equivalents to additional paid-in capital			(6,364,224)
Change in fair value			1,529,312
Convertible debt and other derivative liabilities at December 31, 2017			7,504

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

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16-CV-04101-RRM-PK against the Company and Timothy Hassett, the Company’s Chief Executive Officer, alleging damages of $1,100,000 for inter alia breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014.

On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both Substantive and Jurisdictional grounds. On April 13, 2017, the Honorable Roslynn R. Mauskopf granted leave to renew our March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, Corporate counsel informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the Warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30th, Plaintiff amended their complaint inter alia admitting that the company filed the registration statement with the SEC. On August 7, 2017, Corporate Counsel requested leave for a pre-motion conference to move to dismiss the matter.

On March 27, 2018, a Subpoena has been issued and served upon the Law Offices of Gary S. Park P.C. On April 3, 2018 counsel for Plaintiffs withdrew and were replaced by Mr. Sang Joon Sim, Esq. of Sim & Record, LLP which shares an address with Mr. Park’s law offices.

From time to time, we may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 7 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 33 Series A and 2,727,270 Series B preferred shares issued and outstanding as of December 31, 2017.

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

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. As of December 31, 2017 and 2016, the number of shares of preferred stock to be issued was 0 and 927,270 shares, respectively.

Spirit Bear holds 30 shares of our Series A preferred stock and KHIC, Inc., a related party, holds the remaining 3 shares of our Series A preferred stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common stock

On March 20, 2017, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares.

On August 19, 2015, the stockholders voted to increase the number of authorized shares of common stock from 100,000,000 shares to 140,000,000 shares.

Common stock issuable on the consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of December 31, 2017 and 2016, the number of shares of common stock to be issued was 9,320,635 and 821,364 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of December 31, 2017, and changes during the year then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	20,726,707	$0.49
Granted	14,392,309	0.12
Forfeited or expired	(1,073,549)	0.60
Outstanding, December 31, 2016	34,045,467	0.30
Granted	25,941,558	0.08
Exercised	--	--
Forfeited or expired	(12,549,437)	0.26
Outstanding, December 31, 2017	47,437,548	0.19	2.1	$114,000
Exercisable, December 31, 2017	47,437,548	0.19	2.1	$114,000

Note 8 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2017	2016
Nonemployee common stock	$139,529	$10,000
Nonemployee preferred stock (Series B)	--	50,000
Nonemployee warrants – fully vested upon issuance	398,398	1,603,025
Nonemployee warrants – service and performance conditions	6,118	20,933
Employee common stock	188,000	277,090
Employee stock options – market price-based	--	327,000
Total share-based expense charged against income	$732,045	$2,288,048

Impact on net loss per common share:
Basic and diluted	$(0.01)	$(0.05)

UPT management agreement

In July, 2014, we entered into a three year agreement with the company managing the operations of UPT, whereby we would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

As of December 31, 2017 and 2016, meeting these conditions was not deemed probable, so no expense was recognized under this agreement and no common stock was issued. The fair value of these unearned shares of common stock was $58,500 as of December 31, 2017.

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
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. As of December 31, 2017, we did not conclude that meeting the performance conditions was probable, so no expense was recognized and no common stock warrants vested. During the year ended December 31, 2017, 120,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $6,118. During the year ended December 31, 2016, 240,000 of the common stock warrants under the service condition vested with the passage of time and we recognized expense of $20,933. As of December 31, 2017, the fair value of the 1,880,000 unvested common stock warrants, which is also the estimated unrecognized expense, was $84,693. We cannot estimate the period over which the expense for the performance awards will be recognized, if at all. There is no remaining service award expense to recognize.

Nonemployee common stock

Investor relations agreement

In January, 2016, we entered into a 2 month agreement with a company, which subsequently became a shareholder, to provide corporate consulting, communications and market outreach services. Under the terms of this agreement we agreed to pay $25,000 in fees and agreed to issue a total of 300,000 one year warrants with an exercise price of $0.18 per share through February 2016.

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

Other

During the years ended December 31, 2017 and 2016, we issued or accrued an additional 4,651,525 and 2,859,909 shares of common stock in exchange for services, with a fair value of $364,530 and $360,000, respectively.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	7,664,568	$0.72
Granted	5,749,503	0.49
Exercised	--	--
Forfeited or expired	(2,548,000)	1.09
Outstanding, December 31, 2016	10,866,071	0.49
Granted	5,550,000	0.08
Forfeited or expired	(3,470,235)	.59
Outstanding, December 31, 2017	12,945,836	0.29	2.3	$46,000
Exercisable, December 31, 2017	12,945,836	0.29	2.3	$46,000

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

Year ended December 31,
	2017	2016
Volatility	144–155%	102–272%
Risk-free interest rate	1.2–2.2%	0.5--1.5%
Expected life (years)	2.4 – 5.0	1.0 -- 5.0
Dividend yield	--	--

No fully-vested common stock warrants were exercised in 2017 and 2016.

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

Summary

The following summarizes the activity for warrants that have performance and service conditions. There were no grants in 2017.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,400,000	0.84
Granted	--	--
Forfeited or expired	(120,000)	1.00
Outstanding, December 31, 2017	3,280,000	0.83	0.3
Exercisable, December 31, 2017	1,280,000	$0.56	0.7	$--

The following summarizes of the status of our nonvested common stock warrants with performance and service conditions as of December 31, 2017, and changes during the year then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Non vested, December 31, 2016	2,000,000	$0.99
Vested	(120,000)	0.99
Non vested, December 31, 2017	1,880,000	$0.99

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions:

	Year ended December 31,
	2017	2016
Volatility	141 -- 144%	121 -- 148%
Risk-free interest rate	1.5 -- 1.6%	0.7 -- 1.5%
Expected life (years)	3.0	3.0
Dividend yield	--	--

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

Employee stock options – Fully-vested upon grant

We granted stock options to certain members of management in 2014 that were fully-vested at the date of grant. There were no grants in 2016 or 2017. In 2016, one member resigned and released the Company from all incentive compensation it owed to him including stock options. The following is a summary of fully-vested stock option activity with the resigning member’s stock options removed for 2016:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2015 and 2014	5,000,000	2.00
Stock options forfeited	(1,000,000)	$2.00
Outstanding, December 31, 2016	4,000,000	2.00	--	$--
Outstanding, December 31,2017	4,000,000	2.00	--	--
Exercisable, December 31, 2017	4,000,000	$2.00	--	$--

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested stock option grants:

Year ended December 31, 2014
Volatility	325%
Risk-free interest rate	2.7%
Expected stock option life (years)	10
Dividend yield	--

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

As of December 31, 2017, there were no market price-based stock options.

Note 9 – Income Taxes

The components of our deferred tax asset are as follows:

	December 31,
	2017	2016
Net operating loss carryforwards	$6,140,045	$8,194,178
Equity-based instruments	6,458,977	9,629,824
Accrued liabilities	133,105	126,765
Deferred Revenue	96,311	150,520
Pass-through losses	78,682	182,966
Valuation allowance	(12,907,120)	(18,284,253)
Deferred tax asset	$--	$--

Effective January 1, 2018, the Federal corporate income tax rate has been decreased from 34% to 21%. The effect of this change on deferred taxes and the valuation allowance at December 31, 2017 was approximately $6.5 million. The NOLs that have been generated 12/31/2017 and prior are going to be 100% allowable against future income, provided that they do not expire. NOLs generated 1/1/2018 and forward will be subject to the 80% limitation.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2017	2016
Income tax benefit at statutory rate	$(1,724,214)	$(291,001)
State income tax, net of Federal benefit	(184,085)	(31,069)
Tax Jobs and Cuts Act	6,256,223	--
Convertible debt	988,938	(1,496,427)
Other adjustments	40,037	(94,809)
Meals and entertainment	235	42
Increase in valuation allowance	(5,377,133)	1,913,264
Income tax benefit	$--	$--

We had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We have not accrued any interest or penalties associated with income taxes. We file income tax returns in the United States federal jurisdiction. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2011. No tax returns are currently under examination by any tax authorities.

Note 10 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2017	2016
Net loss available for stockholders	$(5,059,326)	$(844,169)
Weighted average outstanding shares of common stock	130,188,614	84,894,351
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	130,188,614	84,894,351

Net loss per share – Basic and diluted	$(0.04)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2017	2016
Stock options	4,000,000	4,000,000
Common stock warrants	75,404,803	59,932,917
Common stock issuable	9,320,635	821,364
Convertible notes	24,359,499	19,287,020
Convertible preferred stock	4,377,270	9,436,360
Convertible preferred stock issuable	--	927,270
Total	117,462,207	94,404,931
Total exercisable at December 31	108,141,572	89,019,937

Note 11 – Subsequent Events

The Company has evaluated all the events or transactions that have occurred since December 31, 2017 and determined that the following should be disclosed:

On January 2, 2018, we issued 500,000 shares of our common stock upon partial conversion of $25,000 on convertible debt of $226,325 by Lucas Hoppel.

On January 5, 2018, we issued 1,500,000 shares of our common stock upon partial conversion of $60,000 on convertible debt of $226,325 by Lucas Hoppel.

On January 8, 2018, we issued 1,000,000 shares of our common stock upon partial conversion of $40,000 on convertible debt of $141,625 by Lucas Hoppel.

On January 18, 2018, the company signed an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (IP) analytics, to assess the value of CoolTech’s Intellectual Property (IP). As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing.

January Convertible Note – On January 26, 2018, the Company entered into a convertible note agreement. We issued 800,000 inducement shares of restricted common stock and received $200,000, with an original issue discount of $20,000 in lieu of interest, for a total amount of $220,000 due on August 26, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is rmedied.

On February 12, 2018, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0714 per share, to Summit Management Consulting, the company who provides the services of our Chief Financial Officer, Quentin Ponder, in exchange for $50,000 in accrued salary. The warrant may be exercised on a cashless basis.

On February 12, 2018, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0714 per share, to our Secretary and Vice President, Judson Bibb, in exchange for $50,000 in accrued salary. The warrant may be exercised on a cashless basis.

On February 19, 2018, the Company signed an amendment to a convertible note for $165,000 originally issued on August 24, 2017 to Lucas Hoppel. The amendment extended the maturity date from March 24, 2018 to April 30, 2018. In exchange the conversion price was reduced from $0.05 to $0.025 per share.

On February 19, 2018, the Company signed an amendment to a convertible note for $226,325 originally issued on September 3, 2017. The amendment extended the maturity dated extended to March 31, 2018. In exchange, the conversion price was reduced from $0.04 to $0.025. The convertible note was originally issued to Gemini Master Fund, Ltd. On November 13, 2017, Lucas Hoppel purchased the note.

On February 19, 2018, the Company signed an amendment to a convertible note for $141,625 originally issued on February 3, 2017. The amendment extended the maturity date to March 31, 2018. In exchange, the conversion price was reduced from $0.04 to $0.025 per share. The convertible note was originally issued to Black Mountain Equities, Inc. On November 1, 2017, Lucas Hoppel purchased the note.

February Convertible Note – On February 19, 2018, the Company entered into a convertible note agreement. We issued 2,000,000 inducement shares of restricted common stock and received $350,000, with an original issue discount of $35,000 in lieu of interest, for a total amount of $385,000 due on September 19, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On February 20, 2018, we issued 1,500,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $226,325 by Lucas Hoppel.

On February 21, 2018, we issued 1,500,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $141,625 by Lucas Hoppel.

On February 21, 2018, we issued for consideration of $11,670, 233,333 shares of our common stock and a three year warrant to purchase 116,667 shares of our common stock at a an exercise price of $0.05 to Eric Brown, a 5% stockholder. The warrant expires on February 21, 2021 and may be exercised on a cashless basis.

On February 21, 2018, we issued for consideration of $11,670, 233,333 shares of our common stock and a three year warrant to purchase 116,667 shares of our common stock at a an exercise price of $0.05 to Christopher Jones, a 5% stockholder. The warrant expires on February 21, 2021 and may be exercised on a cashless basis.

On February 25, 2018, we sold a total of 600,000 shares of common stock and a five-year warrant to purchase 600,000 shares of our common stock at an exercise price of $0.0714 per share, to Summit Management Consulting, the company who provides the services of our Chief Financial Officer, Quentin Ponder, in exchange for $30,000 in accrued salary. The warrant may be exercised on a cashless basis.

On February 26, 2018, we issued 1,428,571 shares of our common stock to an accredited investor as a result of a private offering. A five year warrant to purchase 428,571 shares of our common stock at an exercise price of $0.075 was issued on September 13, 2017. We received $100,000 as consideration for the sale of such securities.

On February 26, 2018, we issued 3,428,571 shares of our common stock to an accredited investor as a result of a private offering. A five year warrant to purchase 1,071,429 shares of our common stock at an exercise price of $0.075 was issued on September 13, 2017. We received $250,000 as consideration for the sale of such securities.

On February 26, 2018, we issued 909,091 shares of our common stock to an accredited investor as a result of a private offering. A three year warrant to purchase 909,091 shares of our common stock at an exercise price of $0.10 was issued on September 29, 2017. We received $50,000 as consideration for the sale of such securities.

On February 26, 2018, we issued 1,250,000 shares of our common stock to an accredited investor as a result of a private offering. A three year warrant to purchase 1,250,000 shares of our common stock at an exercise price of $0.12 was issued on December 13, 2017. We received $100,000 as consideration for the sale of such securities.

On February 26, 2018, we issued 1,250,000 shares of our common stock to an accredited investor as a result of a private offering. A three year warrant to purchase 1,250,000 shares of our common stock at an exercise price of $0.12 was issued on December 13, 2017. We received $100,000 as consideration for the sale of such securities.

On February 27, 2018, we issued 441,727 shares of common stock to Lucas Hoppel as per the Securities Purchase Agreement we signed on August 25, 2017. The agreement called for the issuance of 600,000 inducement shares price at the market price on the closing date. In the event the stock price declined over a six month period, the company was required to issue additional shares such that the current aggregate value of the inducement shares equaled the aggregate value of the inducement shares as of the closing date.

On March 2, 2018, we sold a total of 200,000 shares of common stock and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share to an accredited investor in a private offering. We received $10,000 as consideration for the sale of such securities.

On March 5, 2018, we issued 1,653,000 shares of our common stock upon final conversion of $41,325 on convertible debt of $226,325 by Lucas Hoppel and the note was retired.

On March 5, 2018, we issued 1,565,000 shares of our common stock upon final conversion of $39,125 on convertible debt of $141,625 by Lucas Hoppel and the note was retired.

On March 23, 2018, we issued 1,500,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $169,950 by Lucas Hoppel.

On March 27, 2018, Gemini Master Fund, a 10% shareholder, exercised a warrant to purchase 13,671,379 shares by cashless exercise which resulted in the issuance of 9,603,662 shares of common stock. Gemini has no more warrants outstanding.

On March 28. 2018, we sold a total of 1,111,111 shares of our common stock and a five-year warrant to purchase 1,111,111 shares of our common stock at an exercise price of $0.10 per share to Abdalla Bamashmus, a 5% shareholder, in a private offering. We received $50,000 as consideration for the sale of such securities..

On April 4, 2018, we sold a total of 200,000 shares of common stock and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share to an accredited investor in a private offering. We received $10,000 as consideration for the sale of such securities.

On April 9, 2018, we received a purchase order from Jatropha Inc for 10 Ford F-350’s with 80 kVA mobile generation (MG) systems installed. The order is the first part of the purchase commitment for 234 units that Jatropha has with the Company. The total value of the order is in excess of $1 million.

On April 10, 2018, we issued 2,025,000 shares of our common stock upon partial conversion of $50,625 on convertible debt of $374,872 by KHIC, LLC.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

On January 31, 2018, Cool Technologies, Inc. (the “Registrant”) dismissed Anton and Chia, LLP ("Anton and Chia") as the Registrant’s independent registered public accounting firm. The dismissal of Anton and Chia was approved by the Registrant’s Board of Directors.

Anton and Chia, LLP was the independent registered public accounting firm for the Registrant from October 17, 2013 until its dismissal effective January 31, 2018.

The reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2015 and 2016 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements contained in its Form 10-K for the years ended December 31, 2015 and 2016 included a going concern qualification.

During the interim period ended December 31, 2013 as well as the years ended December 31, 2014, 2015, 2016 and 2017 in the subsequent interim period through January 31, 2018, the date of dismissal of the former accountant, there were no (a) disagreements with the former accountants, Anton & Chia, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter thereof in connection with its reports for such years or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because we have only four officers and limited personnel, the Company's internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the four officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company's internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	57	Chairman and Chief Executive Officer and Director
Quentin Ponder	88	Vice Chairman Chief Financial Officer and Director
Judson Bibb	61	Vice President, Secretary and Director
Mark Hodowanec	53	Chief Technical Officer
Christopher McKee	49	Director
Richard "Dick" Schul	71	Director
Donald Bowman	49	Director
Daniel Ustian	67	Director

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

Board of Advisors

The Company has a Board of Advisors which currently consists of seven members. Scott Van Dorn (appointed March 18, 2014), currently engineering director at Navistar Corporation, has more than 20 years of experience in global engineering and management in vehicles, engines electronics and design. Richard Schul (appointed December 31, 2013) is a veteran of the motor/generator industry. The other members include: Bill Finley (appointed July 7, 2014), Chief Technology Officer of Siemens Industry Drive Technology; Dan Ustian (appointed September 10, 2014), a former chief executive officer of Navistar; Chris McKee (appointed June 1, 2014), executive vice president and general counsel of GTT; Andrew Scherr (appointed May 21, 2014), an investor, entrepreneur and strategic consultant; Gurminder Bedi (appointed January 1, 2016), managing partner at Compass Acquisitions, LLC; and Mark Steele (appointed May 9, 2017), CEO, president and co-owner of Craftsmen Industries, Inc.

Upon the signing of an Advisory Board Agreement, the Company issues a non-qualified 30-month warrant to purchase 200,000 shares of the Company's common stock at an exercise price that has varied from $0.24 to $0.80 per share depending on the Company's current share price. The warrant is immediately exercisable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2017:

•	Sprit Bear Ltd., when a 10% shareholder, failed to timely file one Form 4 to report the disposition of 110,200 shares of common stock.

•	KHIC LLC failed to timely file one Form 4 to report

o	the purchase of 650,000 shares of common stock,
o	the acquisition of 3 shares of Series A Preferred Stock,
o	the purchase of call right to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share,
o	the purchase of warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.06 per share,
o	the purchase of warrants to purchase 650,000 shares of common stock at an exercise price of $0.12 per share, and
o	the purchase of warrants to purchase 650,000 shares of common stock at an exercise price of $0.15 per share.

•	Judson Bibb failed to timely file three Forms 4 to respectively report

o	the purchase of 5,000 shares of common stock
o	the purchase 500 shares of common stock
o	the acquisition of warrants to purchase 750,000 shares of common stock at an exercise price of $0.22 per share, and
o	the acquisition of warrants to purchase 1,400,000 shares of common stock at an exercise price of $0.1 per share.

•	Timothy Hassett failed to timely file two Forms 4 to report

o	the purchase of 285,714 shares of common stock,
o	the acquisition of warrants to purchase 625,000 shares of common stock at an exercise price of $0.22 per share, and
o	the acquisition of warrants to purchase 285,714 shares of common stock at an exercise price of $0.1 per share.

•	Quentin Ponder failed to timely file two Forms 4 to report

o	the acquisition of 1,000,000 shares of common stock,
o	the acquisition of warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.1 per share,
o	the acquisition of 400,000 shares of common stock, and
o	the acquisition of warrants to purchase 400,000 shares of common stock at an exercise price of $0.22 per share.

•	Richard Schul failed to timely file one Form 3 to report the acquisition of warrants to purchase 200,000 shares of common stock at an exercise price of $0.5 per share.

•	Chris McKee failed to timely file one Form 3 to report

o	the acquisition of 222,222 shares of common stock,
o	the acquisition of warrants to purchase 200,000 shares of common stock at an exercise price of $0.8 per share, and
o	the acquisition of warrants to purchase 222,222 shares of common stock at an exercise price of $0.57 per share.

•	Mark Hodowanec failed to timely file one Form 4 to report the acquisition of warrants to purchase 200,000 shares of common stock at an exercise price of $0.09 per share.

•	Daniel Ustian failed to timely file one Form 3 to report

o	the acquisition of 222,222 shares of common stock,
o	the acquisition of warrants to purchase 200,000 shares of common stock at an exercise price of $0.8 per share,
o	the acquisition of warrants to purchase 222,222 shares of common stock at an exercise price of $0.57 per share, and
o	the acquisition of warrants to purchase 450,000 shares of common stock at an exercise price of $0.0854 per share.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2017 and 2016 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2017 (each a "named executive officer").

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Warrant Awards ($)		Option Awards ($)	All Other ($)		Total ($)

Timothy Hassett	2017	210,000	(4)	100,000	--	--		--	11,904	(1)	321,904
CEO and Chairman	2016	210,000	(5)		--	--		--	15,433	(1)	225,433

Judson Bibb Vice President,	2017	120,000	(6)	--	--	13,537	(3)	--	11,904	(1)	145,441
Secretary and Director	2016	120,000	(7)	--	--	--		--	10,315	(1)	130,315

Theodore Banzhaf,	2017	--		--	--			--	--		--
Former President (9)	2016	180,000	(8)	--	--			--	26,700	(2)	206,700

Mark Hodowanec,	2017	175,000	(10)	100,000	--	13,537	(3)	--	11,904	(1)	300,441
Chief Technical Officer	2016	175,000	(11)	--	--	--		--	10,315	(1)	185,315

Quentin Ponder	2017	144,000	(12)	--	--	13,537	(3)	--	--		157,537
Chief Financial Officer	2016	144,000	(13)	--	--	-		--	--		144,000

 ____________

(1)	Represents health care insurance premiums paid by the Company.

(2)	Represents (i) automobile insurance of $2,729 and (ii) health insurance of $10,315 paid by the Company and (iii) $13,656 for Company car.

(3)	Value of the warrants $13,537 received in consideration of extraordinary efforts.

(4)	Mr. Hassett was paid $187,279 with the balance of $22,720 being earned and accrued.

(5)	Mr. Hassett was paid $152,927 with the balance of $57,073 being earned and accrued.

(6)	Mr. Bibb was paid $81,574 with the balance of $38,425 being earned and accrued.

(7)	Mr. Bibb was paid $34,250 with the balance of $85,750 being earned and accrued.

(8)	Mr. Banzhaf was paid $65,500.
(9)

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

(10)	Mr. Hodowanec was paid $136,364 with the balance of $43,936 being earned and accrued.

(11)	Mr. Hodowanec was paid $85,800 with the balance of $89,200 being earned and accrued.

(12)	Mr. Ponder was paid $98,000 with the balance of $45,000 being earned and accrued.

(13)	Mr. Ponder was paid $43,000 with the balance of $101,000 being earned and accrued.

Employment Agreements

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

Consulting Agreements

We entered into a consulting agreement with Summit Management in April 2011 for services provided by Quentin Ponder to the Company for a consulting fee of $5,000 per month which was increased to $7,500 per month effective January 1, 2012. During 2012, Mr. Ponder agreed to forgo four months' payment under the consulting agreement due to the financial condition of the Company. Mr. Ponder was paid $7,500 per month from January 2013 through July 2013 and accrued $2,500 during those months (except for the first month in which he accrued $1,250); was paid $10,000 per month from August 2013 through April 2014; and was paid $12,000 per month from May 2014 through December 2016. On December 28, 2016, the Company entered into a new consulting agreement with Summit, effective January 1, 2017 to provide Mr. Ponder’s services for so long as they are needed by the Company.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

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

Compensation of Directors

The Company has not yet established a compensation plan for its directors, however on September 20, 2017, each of our directors were issued three-year warrants to purchase 200,000 shares of the Company’s common stock at $0.08536 per share for serving on the board of directors. The warrants may be exercised on a cashless basis.

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

On December 31, 2013, Richard J. "Dick" Schul was granted a warrant to purchase 200,000 shares of the Company's common stock at $0.50 per share for his participation on the Company's Board of Advisors. On February 22, 2016, Mr. Schul was granted a three-year warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

On September 10, 2014, Dan Ustian was granted a warrant to purchase 200,000 shares of the Company's common stock at $0.80 per share for his participation on the Company's Board of Advisors. On February 3, 2016, Mr. Ustian was granted a three-year warrant to purchase 100,000 shares of the Company's common stock at purchase price of $0.27 per share for his assistance in the Company's business development. The warrant may be exercised on a cashless basis.

On March 14, 2014, Don Bowman was granted a five-year warrant to purchase 250,000 shares of the Company's common stock at $0.60 per share for legal services provided to the Company. The warrant may be exercised on a cashless basis.

On September 20, 2017, Christopher McKee and Richard Schul were each granted three-year warrants to purchase 100,000 shares of the Company’s common stock at $0.08536 per share for assistance and services provided to the Company. The warrants may be exercised on a cashless basis.

On September 20, 2017, Daniel Ustian was granted a three-year warrant to purchase 250,000 shares of the Company’s common stock at $0.08536 per share for assistance and services provided to the Company. The warrants may be exercised on a cashless basis.

On September 20, 2017, Quentin Ponder and Judson Bibb were each granted three-year warrants to purchase 200,000 shares of the Company’s common stock at $0.08536 per share in recognition for their efforts for maintain and advance the Company since inception. The warrants may be exercised on a cashless basis.

On September 20, 2017, Timothy Hassett was awarded $100,000 in consideration for the two patents he and Mark Hodowanec received in 2017 and, subsequently, assigned to the Company. The award was added to his accrued salary.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 10, 2018, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 191,412,240 issued and outstanding shares of common stock and 33 issued and outstanding shares of Series A Stock (each such share of Series A Stock has the voting right of 50,000 shares of Common Stock) and 2,272,270 issued and outstanding shares of Series B Stock (collectively, the 3 holders of the shares are entitled to 66 2/3% of the total votes), as of April 10, 2018.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage

5% or Greater Stockholders Abdalla Bamashmus 2234 Surfside Drive Anderson, South Carolina 29625	9,578,760	(1)	4.90%

Gemini Master Fund, Ltd. (2) % Gemini Strategies Inc. 619 Vulcan Avenue, Suite 203 Encinitas, California 92024	25,259,843	(3)	13.20%

Eric Paul Brown 1877 S. Wiesbrook Road Wheaton, Illinois 60189	2,938,178	(4)	66.66	%(5)

Christopher J. Jones 1314 E. Forest Avenue Wheaton, Illinois 60189	3,393,632	(6)	66.66	%(5)

KHIC, LLC(7) 120 West 45th Street New York, New York 10036	27,629,592	(8)	12.93%

Directors and executive officers

Timothy Hassett	8,547,928	(9)	4.42%

Quentin Ponder	8,400,000	(10)	4.32%

Judson Bibb	9,147,200	(11)	4.64%

Christopher McKee	844,444	(12)	*

Richard J. "Dick" Schul	600,000	(13)	*

Donald Bowman	450,000	(14)	*

Daniel C. Ustian	5,430,804	(15)	66.66	%(5)

All executive officers and directors as a group (8 persons)(16)	34,200,076		16.40%

____________

*	less than 1%

(1)	Includes currently exercisable warrants to purchase an aggregate of 3,922,708 shares of Common Stock.
(2)	Steven Winters, President of Gemini Strategies Inc., investment manager of Gemini Master Fund, Ltd. has sole voting and dispositive power over shares held by Gemini Master Fund, Ltd.
(3)	Includes 9,603,662 shares of common stock issued to Gemini Special Opportunities Fund, LP of which Steven Winters is also president.

60

(4)

Includes (i) 909,090 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a warrant to purchase 909,090 shares of Common Stock at $0.07 per share (iii) a warrant to purchase 309,090 shares of Common Stock at $0.07 per share, (iv) a warrant to purchase 60,909 shares of Common Stock at $0.75 per share and (v) a warrant to purchase. 116,667 shares of Common Stock at $0.05 per share.

(5)	The Series B Stock votes together as a single class with the holders of the Common Stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes.
(6)

Includes (i) 909,090 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a warrant to purchase 909,090 shares of Common Stock at $0.07 per share (iii) a warrant to purchase 309,090 shares of Common Stock at $0.07 per share, (iv) a warrant to purchase 243,636 shares of Common Stock at $0.75 per share and (v) a warrant to purchase . 116,667 shares of Common Stock at $0.05 per share.

(7)	Eric Hess, member and Secretary of KHIC, LLC, has sole voting and dispositive power over the shares held by KHIC, LLC.
(8)

Includes (i) 150,000 shares of common stock underlying 3 shares of Series A Preferred Stock (having voting rights to 50,000 shares of common stock for each share of Series A Stock), (ii) currently exercisable warrants to purchase 8,000,000 shares of common stock at $0.06 per share, (iii)12,154,592 shares of Common Stock issuable upon the conversion of a convertible promissory note at a conversion price of $0.025 per share, (iv) a currently exercisable warrant to purchase 650,000 shares of common stock at $0.15 per share, (v) a currently exercisable warrant to purchase 650,000 shares of common stock at $0.15 per share, and (vi) a currently exercisable warrant to purchase 650,000 shares of common stock at $0.12 per share.

(9)

Includes (i) an option to purchase 1,000,000 shares of Common Stock at $2.00 per share, (ii) a currently exercisable warrant to purchase 625,000 shares of Common Stock at $0.22 per share and (iii) a currently exercisable warrant to purchase 285,714 shares of common stock at $0.10 per share which expires on July 20, 2022. Does not include an aggregate of 90,000 shares held by Mr. Hassett’s minor children.

(10)

Includes (i) a currently exercisable warrant to purchase 400,000 shares of Common Stock at $0.22 per share (ii) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.10 per share, (iii) currently exercisable warrants to purchase 400,000 shares of Common Stock at $0.08536 per share, and (iv) current exercisable warrants to purchase 1,600,000 shares of Common Stock at $0.0714 per share.

(11)

Includes (i) options to purchase 2,000,000 shares of Common Stock at $2.00 per share, and (ii) a currently exercisable warrant to purchase 750,000 shares of Common Stock at $0.22 per share, (iii) a currently exercisable warrant to purchase 1,400,000 shares of Common Stock at $0.10 per share, (iv) currently exercisable warrants to purchase 400,000 shares of Common Stock at $0.08536 per share, and (v) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.0714 per share.

(12)

Includes (i) a currently exercisable warrant to purchase 222,222 shares of Common Stock at $0.57 per share, (ii) currently exercisable warrant to purchase 100,000 shares of Common Stock at $0.27 per share. and (iii) currently exercisable warrants to purchase 300,000 shares of Common Stock at $0.08536 per share.

(13)

Includes (i) a currently exercisable warrant to purchase 100,000 shares of common stock at $0.27 per share, (ii) a currently exercisable warrant to purchase 100,000 shares of common stock at $0.22 and (iii) currently exercisable warrants to purchase 300,000 shares of Common Stock at $0.08536 per share.

(14)

Represents (i) a currently exercisable warrant to purchase 250,000 shares of Common Stock at $0.60 per share and (ii) a currently exercisable warrant to purchase 200,000 shares of Common Stock at $0.08536 per share.

(15)

Includes (i) 909,090 shares of Series B Stock which are convertible by Mr. Ustian into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Company’s common stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a currently exercisable warrant to purchase 909,090 shares of Common Stock at $0.07 per share, (iii) a currently exercisable warrant to purchase 222,222 shares of Common Stock at $0.57 per share; (iv) a currently exercisable warrant to purchase 100,000 shares of Common Stock at $0.27, (vi) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.22 per share, (vi) currently exercisable warrants to purchase 450,000 shares of Common Stock at $0.08536 per share, and (vii) a currently exercisable warrant to purchase 309,090 shares of Common Stock at $0.07 per share.

(16)	Includes Mark Hodowanec, Chief Technology Officer.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers, except that severance payments, if any, to which Messrs. Hodowanec, Hassett and Bibb may be entitled under their employment agreements as described above in "Employment Agreements", accelerate in the event of a change of control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

UPT leases its Largo, Florida premises from Dennis Campbell, the managing member of PGC, a significant contractor running our UPT operations, under the Largo Lease for $3,210 per month. The current lease term commenced on July 1, 2014, expired on June 30, 2017 and the company is currently paying on a month-to-month basis.

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

On December 2, 2014, Abdalla Bamashmus, a 5% shareholder, purchased 50,000 shares of common stock and a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.70 per share. We received $27,500 for the sale of such securities.

On March 3, 2015, we issued 288,968 shares of common stock to Spirit Bear upon the cashless exercise of 591,054 warrants.

On April 29, 2015, Christopher McKee, a director, purchased 222,222 shares of common stock and a five-year warrant to purchase 222,222 shares of common stock at an exercise price of $0.57 per share. We received $100,000 for the sale of such securities.

On May 1, 2015, Daniel Ustian, a director, purchased 222,222 shares of common stock and a five-year warrant to purchase 222,222 shares of common stock at an exercise price of $0.57 per share. We received $100,000 for the sale of such securities.

On May 11, 2015, Abdalla Bamashmus, a 5% shareholder, purchased 66,666 shares of common stock and a five-year warrant to purchase 66,666 shares of common stock at an exercise price of $0.60 per share. We received $30,000 for the sale of such securities.

On June 11, 2015, Abdalla Bamashmus, a 5% shareholder, purchased 62,500 shares of common stock and a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $0.47 per share. We received $25,000 for the sale of such securities.

On August 12, 2015, we issued 200,000 shares of common stock to Spirit Bear upon the conversion of 4 shares of Series A Stock.

On January 9, 2016, Abdalla Bamashmus, a 5% shareholder, purchased 115,385 shares of common stock and a five-year warrant to purchase 115,385 shares of common stock at an exercise price of $0.18 per share. We received $15,000 for the sale of such securities.

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

On March 2, 2016, we issued 700,000 shares of common stock to Spirit Bear upon conversion of 14 shares of our Series A Stock.

On March 24, 2016, Abdalla Bamashmus, a 5% shareholder, purchased 125,000 shares of common stock and a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $0.32 per share. We received $25,000 for the sale of such securities.

On June 24, 2016, we issued to our Chief Executive Officer, Timothy Hassett, 625,000 shares of our common stock and a five-year warrant to purchase 625,000 shares of our common stock at an exercise price of $0.22 for accrued salary. The warrant may be exercised on a cashless basis.

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

On July 11, 2016, we issued 100,000 conversion shares of our common stock upon conversion of 2 shares of our Series A Stock to Spirit Bear which transaction was subsequently rescinded.

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

On October 31, 2016, Daniel Ustian, a director, purchased warrants to purchase 309,091 shares of common stock at an exercise price of $0.07 per share and 309,091 shares of Series B Stock for $17,000.

On October 31, 2016, each of Christopher Jones and Eric Brown, 5% stockholders, purchased warrants to purchase 309,091 shares of common stock at an exercise price of $0.07 per share and 309,091 shares of Series B Stock for $17,000.

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

On March 20, 2017, we issued 750,000 shares of common stock to Spirit Bear upon the conversion of 15 shares of Series A Stock.

On April 6, 2017, we issued 600,000 shares of common stock to Sprit Bear upon the conversion of 12 shares of our Series A Stock.

On April 18, 2017, we issued 1,132,000 shares of our common stock upon partial conversion of $28,300 on convertible debt of $368,703 by KHIC, LLC.

On April 25, 2017, we issued 1,000,0000 shares of common stock to Spirit Bear upon conversion of 20 shares of our Series A Stock.

On May 8, 2017, we issued 909,090 shares of common stock to Inverom Corporation, a 5% stockholder, upon the conversion of 909,090 shares of Series B stock, which represented all of the shares of Series B Stock held by Inverom Corporation.

On June 7, 2017, the Company issued KHIC, a 5% shareholder, 4,000,000 shares of common stock and a warrant to purchase 4,000,000 shares of common stock at an exercise price of $0.06 per share in exchange for $200,000, pursuant to KHIC’s call right which it exercised on June 6, 2017, under its securities purchase agreement with the Company. The warrant expires on June 7, 2022.

On June 16, 2017, Abdalla Bamashmus, a 5% shareholder, purchased 1,000,000 shares of common stock and a three-year warrant to purchase1,000,000 shares of common stock at an exercise price of $0.10 per share. We received $55,000 for the sale of such securities.

On July 5, 2017, Abdalla Bamashmus, a 5% shareholder, purchased 545,455 shares of common stock and a three-year warrant to purchase 545,455 shares of common stock at an exercise price of $0.10 per share. We received $30,000 for the sale of such securities.

On July 10, 2017, we sold a total of 2,000,000 shares of common stock and a five-year warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.06 per share, to Spirit Bear, an accredited investor in a private offering. We received $100,000 as consideration for the sale of such securities. The warrant may be exercised on a cashless basis.

On July 21, 2017, we sold a total of 285,714 shares of common stock and a five-year warrant to purchase 285,714 shares of our common stock at an exercise price of $0.10 per share, to our Chief Executive Officer, Timothy Hassett, in exchange for $20,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 21, 2017, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, to Summit Management Consulting, the company who provides the services of our Chief Financial Officer, Quentin Ponder, in exchange for $70,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 21, 2017, we sold a total of 1,400,000 shares of common stock and a five-year warrant to purchase 1,400,000 shares of our common stock at an exercise price of $0.10 per share, to our Secretary and Vice President, Judson Bibb, in exchange for $98,000 in accrued salary. The warrant may be exercised on a cashless basis.

On July 26, 2017, Abdalla Bamashmus, a 5% shareholder, purchased 545,455 shares of common stock and a three-year warrant to purchase 545,455 shares of common stock at an exercise price of $0.10 per share. We received $30,000 for the sale of such securities.

On July 27, 2017, we issued for consideration of $17,000, 309,090 shares of our common stock and a five year warrant to purchase 309,090 shares of our common stock at a an exercise price of $0.07 to Daniel Ustian, a director. The warrant expires on October 31, 2021 and may be exercised on a cashless basis.

On July 27, 2017, we issued for consideration of $17,000, 309,090 shares of our common stock and a five year warrant to purchase 309,090 shares of our common stock at a an exercise price of $0.07 to Eric Brown, a 5% stockholder. The warrant expires on October 31, 2021 and may be exercised on a cashless basis.

On July 27, 2017, we issued for consideration of $17,000, 309,090 shares of our common stock and a five year warrant to purchase 309,090 shares of our common stock at a an exercise price of $0.07 to Christopher Jones, a 5% stockholder. The warrant expires on October 31, 2021 and may be exercised on a cashless basis.

On September 5, 2017, Abdalla Bamashmus, a 5% shareholder, purchased 363,636 shares of common stock and a three-year warrant to purchase 363,636 shares of common stock at an exercise price of $0.10 per share. We received $20,000 for the sale of such securities.

On September 7, 2017, for consideration of $50,000, we sold to Spirit Bear. 1,000,000 shares of our common stock and a five year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0725. The warrant may be exercised on a cashless basis.

On September 18, 2017, we issued 1,000,000 shares of common stock to Spirit Bear upon the conversion of 20 shares of Series A Stock.

On September 20, 2017, the board of directors approved the grant of three-year warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to our Chief Financial Officer and director, Quentin Ponder. The warrants have an exercise price of $0.08536 and may be exercised on a cashless basis.

On September 20, 2017, the board of directors approved the grant of three-year warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to our Vice President and Secretary, Judson Bibb. The warrants have an exercise price of $0.08536 and may be exercised on a cashless basis.

On September 20, 2017, the board of directors approved the grant of three-year warrants to purchase an aggregate of 200,000 shares of the Company’s common stock to our Chief Technical Officer, Mark Hodowanec. The warrants have an exercise price of $0.08536 and may be exercised on a cashless basis.

On September 20, 2017, the board of directors approved the grant of three-year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to a director, Richard Schul. The warrants have an exercise price of $0.08536 and may be exercised on a cashless basis.

On September 20, 2017, the board of directors approved the grant of three-year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to a director, Christopher McKee. The warrants have an exercise price of $0.08536 and may be exercised on a cashless basis.

On September 20, 2017, the board of directors approved the grant of three-year warrants to purchase an aggregate of 450,000 shares of the Company’s common stock to a director, Daniel Ustian. The warrants have an exercise price of $0.08536 and may be exercised on a cashless basis.

On September 20, 2017, the board of directors approved the grant of three-year warrants to purchase an aggregate of 200,000 shares of the Company’s common stock to a director, Donald Bowman. The warrants have an exercise price of $0.08536 and may be exercised on a cashless basis.

On February 12, 2018, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0714 per share, to Summit Management Consulting, the company who provides the services of our Chief Financial Officer, Quentin Ponder, in exchange for $50,000 in accrued salary. The warrant may be exercised on a cashless basis.

On February 12, 2018, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0714 per share, to our Secretary and Vice President, Judson Bibb, in exchange for $50,000 in accrued salary. The warrant may be exercised on a cashless basis

On February 21, 2018, we issued for consideration of $17,000, 233,333 shares of our common stock and a three year warrant to purchase 116,667 shares of our common stock at a an exercise price of $0.05 to Eric Brown, a 5% stockholder. The warrant expires on February 21, 2021 and may be exercised on a cashless basis.

On February 21, 2018, we issued for consideration of $11,670, 233,333 shares of our common stock and a three year warrant to purchase 116,667 shares of our common stock at a an exercise price of $0.05 to Christopher Jones, a 5% stockholder. The warrant expires on February 21, 2021 and may be exercised on a cashless basis.

On February 25, 2018, we sold a total of 600,000 shares of common stock and a five-year warrant to purchase 600,000 shares of our common stock at an exercise price of $0.0714 per share, to Summit Management Consulting, the company who provides the services of our Chief Financial Officer, Quentin Ponder, in exchange for $30,000 in accrued salary. The warrant may be exercised on a cashless basis.

On March 27, 2018, Gemini Master Fund, a 10% shareholder, exercised a warrant to purchase 13,671,379 shares via cashless exercise which resulted in the issuance of 9,603,662 shares of common stock. Gemini has no more warrants outstanding.

On March 28. 2018, we sold a total of 1,111,111 shares of our common stock and a five-year warrant to purchase 1,111,111 shares of our common stock at an exercise price of $0.10 per share to Abdalla Bamashmus, a 5% shareholder, in a private offering. We received $50,000 as consideration for the sale of such securities..

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

While four of our seven directors do not receive on-going consideration from the company for their service as directors or officers, on September 20, 2017, each of the directors were awarded a warrant to purchase 200,000 shares of common stock and three of the four outside directors have received consideration for their service on the Company's Board of Advisor. As the entire Board of Directors has yet to affirm that the respective individual directors do not have relationships that would interfere with the exercise of independent judgement in carrying out their directors' responsibilities, none of our directors can be defined as "independent".

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Anton and Chia, LLP, for audit and review services for the fiscal years ended December 31, 2017 and December 31, 2016 were $113,555 and $77,613, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2017 and 2016.

It should be noted that on February 2, 2018, the board of directors voted to terminate the services of Anton and Chia, LLP and engage the services of Green and Company, CPAs as the company independent registered public accounting firm. Green and Company audited the company’s annual report on Form 10-K for the year ended December 31, 2017.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Green and Company, LLP's respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

3.11	Amendment to Articles of Incorporation, dated March 20, 2017 (incorporated by reference to Exhibit 3.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)
10.1	Consulting Agreement dated April 1, 2011 between Summit Management and HPEV, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.2

Loan Agreement between Phoenix Productions and Entertainment Group and the Company effective September 7, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the SEC on October 3, 2011).

10.3

Stock Purchase and Sale Agreement dated November 17, 2010 between Phoenix Productions and Entertainment Group, LLC, Judson Bibb and the Company (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on December 28, 2010).

10.4

Agreement for the Exchange of Common Stock of HPEV, Inc. dated March 29, 2011 among the Company, HPEV, Inc., Timothy Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed with the SEC on October 3, 2011).

10.5

Addendum to Share Exchange dated June 14, 2011 among the Company, HPEV, Inc., Timothy Hassett, C. Quentin Ponder, B. Mark Hodowanec and D. Darren Zellers (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 19, 2011).

10.6

Memorandum of Agreement dated December 24, 2010 by and between the Company and Taharqa Aleem and Tunde Ra Aleem a/k/a Albert Allen and Arthur Allen (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on December 29, 2010).

10.7

Letter of Agreement dated September 17, 2010 among USEE, Inc., USEE, CA, Inc. and the Company (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on September 24, 2010).

10.8

Termination Letter dated November 15, 2010 from the Company to USEE, Inc. and USEE, CA, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on November 15, 2010).

10.9

Amended and Restated Asset Purchase and Sale Agreement between Trinity Springs Ltd. and the Company effective January 26, 2011 (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on March 15, 2011).

10.10

Membership Interest Purchase Agreement related to Harvest Hartwell CCP, LLC dated September 30, 2010 between Richard Glisky and the Company (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K filed with the SEC on October 7, 2010).

10.11	Rescission Agreement dated September 2, 2011 between Richard Glisky and the Company (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed with the SEC on April 2, 2012).
10.12	Consulting Agreement dated April 1, 2011 between Summit Management and HPEV, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.13	Consulting Agreement dated April 1, 2011 between Timothy Hassett and HPEV, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.14	Addendum to Summit Management Consulting Agreement dated January 2, 2012. (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.15	Addendum to Timothy Hassett Consulting Agreement dated January 2, 2012(incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed with the SEC on April 2, 2012)
10.16	Consulting Agreement dated February 13, 2012 between Lagoon Labs, LLC and HPEV, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on May 15, 2012)

10.17	Warrant issued to McMahon, Serepca LLP for financial accommodations dated June 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 19, 2012)
10.18	Spirit Bear Note and Warrant Purchase Agreement dated August 9, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on November 19, 2012)
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

69

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

70

10.62

5% Convertible Promissory Note, dated December 28, 2016 issued to Bellridge Capital, LP (incorporated by reference to Exhibit 10.62 to the Company’s Registration Statement on Form S-1/ A filed with the SEC on January 25, 2017)

10.63	Letter, dated November 4, 2016, between the Company and Spirit Bear.
10.64	Agreement of Principal Terms, dated February 21, 2017, between Craftsmen Industries, Inc. and the Company
10.65	Securities Purchase Agreement, dated March 14, 2017, between the Company and Bellridge Capital, LP.
10.66	5% Convertible Promissory Note, dated March 14, 2017, issued to Bellridge Capital, LP
10.67

Consulting Agreement, dated July 27, 2016, between the Company and Uptick Capital, LLC (incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.68

Letter Agreement, dated February 16, 2017, with Bellridge Capital, LLC (incorporated by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.69

Agreement, dated February 21, 2017, between the Company and Craftsman Industries, Inc. (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.70	Master Retainer Agreement, entered into June 5, 2017, between G. David Gerrard, dba Cornerstone Growth Advisors LLC and the Company
10.71	Strategic Alliance Agreement, dated May 26, 2017 between the Company and Veteran Technology Group, LLC
10.72	Consulting Agreement with Summit Management Inc. dated December 28, 2016
10.73

Agreement of Principal Terms, dated November 7, 2017, between the Company and Jatropha, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2017)

10.74

Amendment No. 1 to Securities Purchase Agreement, dated November 20, 2017, between the Company and Bellridge Capital LP (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on From S-1 filed with the SEC on November 30, 2017)

10.75

Securities Exchange Agreement and General Release, dated November 1, 2017, between the Company and Black Mountain Equities, Inc. (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on From S-1 filed with the SEC on November 30, 2017)

10.76

Amendment to $180,000 Promissory Note, dated November 20, 2017, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on From S-1 filed with the SEC on November 30, 2017)

10.77*	Independent Agent Agreement dated October 27, 2017 between Barron and Associates, LLC and the Company.
10.78*	Amendment to $110,000 Convertible Promissory Note dated November 1, 2017 between the Company and Lucas Hoppel.
10.79*	Agreement of Principal Terms, dated November 27, 2017, between the Company and Veracruz, Inc.
10.80*	Amendment to $180,000 Promissory Note, dated December 29, 2017, between the Company and Lucas Hoppel
10.81*	Amendment to $110,000 Convertible Promissory Note dated December 29, 2017 between the Company and Lucas Hoppel.
10.82*	$220,000 Convertible Promissory Note, dated January 26, 2018, issued to Lucas Hoppel
10.83*	$385,000 Convertible Promissory Note, dated February 19, 2018, issued to Lucas Hoppel
10.84*	Amendment to $180,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
10.85*	Amendment to $165,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
10.86*	Judson Bibb representation and acknowledgement, March 7, 2018
10.87*	Purchase Order from Jatropha, Inc. dated April 9, 2018.
10.88*	Timothy Hassett employment agreement dated March 3, 2014
10.89*	Amendment to Stock Purchase Agreement dated May 30, 2017 between the Company and KHIC, LLC
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________

* Filed herewith

71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Date: April 17, 2018	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 17, 2018
Timothy Hassett

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	April 17, 2018
Quentin Ponder	Treasurer and director (Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	April 17, 2018
Judson Bibb

/s/ Donald Bowman	Director	April 17, 2018
Donald Bowman

/s/ Christopher McKee	Director	April 17, 2018
Christopher McKee

/s/ Richard Schul	Director	April 17, 2018
Richard Schul

/s/ Daniel Ustian	Director	April 17, 2018
Daniel Ustian

72