Form 10-Q
period 2018-03-31
COOL TECHNOLOGIES, INC.
filed 2018-05-21
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 15, 2018, there were 193,412,240 shares of common stock, $0.001 par value, issued and outstanding.

COOL TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$136,146	$173,343
Prepaid expenses and other assets	32,000	10,000
Total current assets	168,146	183,343
Intangibles	183,804	183,488
Equipment, net	39,244	45,728
Total assets	$391,194	$412,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,333,681	$1,222,775
Accrued liabilities – related party	811,531	991,714
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	56,917	56,917
Debt, current portion	1,078,816	659,312
Derivative liability	5,973	7,504
Total current liabilities	3,686,918	3,338,222

Debt, long-term portion, net of debt discount	12,913	97,009
Total liabilities	3,699,831	3,435,231

Commitments and contingencies (Note 5)	--	--

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 15,000,000 shares authorized; 33 and 33 issued and outstanding at March 31, 2018 and December 31, 2017, respectively
Preferred stock Series B, $.001 par value; 15,000,000 shares authorized; 2,727,270 and 2,727,270 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,727	2,727
Common stock, $.001 par value; 350,000,000 shares authorized; 188,076,129 and 152,836,983 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	188,076	152,837
Preferred stock payable	--	--
Common stock payable	123,670
Additional paid-in capital	42,858,172	41,401,330
Common stock issuable	0	712,000
Common stock held in escrow	8,441	8,441
Accumulated deficit	(46,436,551)	(45,247,740)
Non controlling interest	(53,172)	(52,267)
Total stockholders’ deficit	(3,308,637)	(3,022,672)

Total liabilities and stockholders’ deficit	$391,194	$412,559

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2018	2017

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	136,493	138,403
Consulting	106,882	120,418
Professional fees	145,041	48,706
Research and development	232,931	79,828
General and administrative	61,494	69,486
Total operating expenses	682,841	456,841

Operating loss	(682,841)	(456,841)

Other income (expense):
Interest expense, net	(508,406)	(215,021)
Change in fair value of derivative liability	1,531	(1,664,487)

Net loss	(1,189,716)	(2,336,349)
Less: Noncontrolling interest in net loss	(905)	(3,403)

Net loss to shareholders	$(1,188,811)	$(2,332,946)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	163,346,083	112,944,212

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net loss	$(1,189,716)	$(2,336,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	25,882	4,314
Non-cash interest expense	--	43,172
Change in fair value of derivative liability	(1,531)	1,664,487
Amortization of debt discount	503,295	160,822
Depreciation expense	6,484	6,484
Changes in operating assets and liabilities:
Prepaid assets	(22,000)	--
Accounts payable	110,906	74,537
Accrued liabilities – related party	(50,183)	64,098
Net cash used in operating activities	(616,863)	(318,435)

Investing Activities:
Intangible assets	(316)	(7,488)
Net cash used in investing activities	(316)	(7,488)

Financing Activities:
Proceeds from sale of common stock	45,010	--
Proceeds from debt	550,000	274,985
Payments on debt	(15,028)	(7,926)
Net cash provided by financing activities	579,982	267,059

Net (decrease) increase in cash	(37,197)	(58,864)

Cash, beginning of period	173,343	62,291

Cash, end of period	$136,146	$3,427

Cash paid for:
Interest	$6,425	$7,481
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$--	$54,985
Reduction of common stock issuable by issuing Stock	600,000	--
Debt and interest settled for common stock	317,950	1,925
Stock issued with debt	145,669	58,500
Stock issued for accrued liabilities – related party	130,000	--
Reclassification of common share equivalents to additional paid-in capital	--	(6,364,224)
Reclassification of derivative liability due to conversion of debt	--	2,257

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

Our technologies are divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology. As of March 31, 2018, we have seven US patents, one granted Mexican patent, four pending applications (2 in Canada, 1 in Brazil, 1 US) and one US filed provisional application in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers; and by licensing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. On May 25, 2017, the company received its first order: 10 mobile power generation systems. On April 11, 2018, the company received its second order: 10 Ford F-350 trucks retrofitted with mobile power generation systems.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2018, has been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $46,436,551 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Recently Adopted Accounting Guidance

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-15 did not materially impact our consolidated financial position, results of operations or cash flows.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we have adopted for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 and 2016-8 did not materially impact our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 did not materially impact our consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of ASU 2016-18 did not materially impact our consolidated financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

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

Note 3 – Debt

Debt consists of the following:

	March 31, 2018	December 31, 2017
Convertible notes payable	$1,101,003	$795,803
Test vehicle financing	37,416	42,444
Note payable – related party	7,490	7,490
Note payable – UPT minority owner	240,000	250,000
	1,385,909	1,095,737
Debt discount	(294,180)	(339,416)
	1,091,729	756,321
Less: current portion	(1,078,816)	(659,312)
Long-term portion	$12,913	$97,009

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

On April 8, 2018, KHIC was issued 2,025,000 shares of common stock after converting $50,625 in debt at $0.025 per share.

February Convertible Note – On February 13, 2017, the Company entered into a convertible note agreement with Black Mountain Equities, Inc. We received $100,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $115,000 due on September 13, 2017. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.08 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Shares reserved for future conversions must equal to at least 100% of the full number of shares of common stock issuable upon conversion of all outstanding amounts under this note.

Lucas Hoppel purchased the Note from Black Mountain Equities, Inc. on November 1, 2017. The Note had a current outstanding balance of $141,625, consisting of $110,000 of principal, $3,300 of accrued and unpaid interest and $28,325 of additional charges.

An amendment was signed on November 1, 2017 which extended the maturity date of the note to December 31, 2017. In exchange the conversion price was reduced to $0.05 per share. On December 29, 2017, the note was amended again and the maturity date was extended to February 16, 2018. In exchange, the conversion price was reduced to $0.04 per share. Another amendment on February 19, 2018 extended the maturity date to March 31, 2018. In exchange, the conversion price was reduced from $0.04 to $0.025 per share.

From November 8, 2017 to February 21, 2018, the company issued 3,000,000 shares on conversion of $102,5000 in debt. On March 5, 2018, we issued 1,565,000 shares on conversion of $39,125 and the note was retired.

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

On February 19th, 2018, the convertible note agreement was amended and the maturity date was extended until April 30, 2018. In exchange, the holder’s debt conversion share price was reduced from $0.05 to $0.025 per share.

Subsequent to the signing of the amendment, from March 23 to April 19, 2018, a total of $82,500 were converted into 3,500,000 shares of common stock.

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

September 2016 Promissory Notes – On September 30, 2016, the Company issued Gemini Master Fund, Ltd., a 5% stockholder, a secured promissory note in the original principal amount of $180,000. The note accrues interest at 5% (18% in the event of an event of default) and matures on June 30, 2017. In connection with the issuance of the note, Gemini Master Fund was issued 200,000 shares of common stock on November 10, 2016.

On June 30, 2017, the promissory note holder signed an extension agreement that extended the maturity date of the promissory notes to September 30, 2017 and then again until November 30, 2017. The terms and conditions remained the same.

On November 13, 2017, Lucas Hoppel purchased the note for $226,325 which included accrued and unpaid interest as well as additional charges.

On November 20, 2017, Lucas Hoppel signed an amendment to the note which extended the maturity date to December 31, 2017. In addition, the note was changed from promissory to convertible with a a conversion price of $0.05 per share. On December 29, 2017 the note was amended and the maturity date was extended to February 16, 2017. In exchange the conversion price was reduced to $0.04.

On February 19, 2018, the Company signed an amendment to a convertible note for $226,325 originally issued on September 3, 2017. The amendment extended the maturity dated extended to March 31, 2018. In exchange, the conversion price was reduced from $0.04 to $0.025.

From December 7, 2017 to February 20, 2018, a total of $185,000 were converted into 4,750,000 shares of common stock. On March 5, 2018, the buyer converted $41,325 into 1,653,000 shares of common stock and the $226,325 note was retired.

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

Note payable – related party

Incidental expenses of $7,490 paid by two officers over the past two years will be reimbursed as soon as funds are available.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When we issue notes payable, we may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	14,421,379	0.02	1.5	$725,950
Granted	--	--
Forfeited or expired	--	--
Exercised	(13,603,662)	0.02
Outstanding, March 31, 2018	817,717	0.15	1.3	$3,596
Exercisable, March 31, 2018	817,717	0.15	1.3	$3,596

Future contractual maturities of debt are as follows:

Year ending December 31,
2018	1,078,816
2019	12,913
2020	--
$1,091,729

Note 4 – Derivative Liability

Under the terms of the warrants issued with the September 2015 convertible note, we identified derivative instruments.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Three Months Ended March 31, 2018

Volatility	119.4%
Risk-free interest rate	1.7–2.	%
Expected life (years)	0.2–0.7
Dividend yield	--

Changes in the derivative liability were as follows:

	Three Months Ended March 31, 2018
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2017	--	--	$7,504
Change in fair value	--	--	(1,531)
Convertible debt and other derivative liabilities at March 31, 2018	$--	$--	$5,973

Note 5 -- Commitments and Contingencies

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

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 33 Series A and 2,727,270 Series B preferred shares issued and outstanding as of March 31, 2018.

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

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. As of March 31, 2018 and 2017, the number of shares of preferred stock to be issued was 0.

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of March 31, 2018 and December 31, 2017, the number of shares of common stock to be issued was 1,144,697 and 9,320,635 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of March 31, 2018, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	47,437,548	$0.19
Granted	4,044,445	0.06
Forfeited or cancelled	(75,454)	0.63
Outstanding, March 31, 2018	51,406,579	0.18	2.0	$142,889
Exercisable, March 31, 2018	51,406,579	0.18	2.0	$142,889

Included in the warrants granted and cancelled above are 3,729,164 warrants for which the life was extended by one year, for which the Company recorded expense of $660,000.

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Three months ended March 31,
	2018	2017
Nonemployee warrants – fully-vested upon issuance	$25,882	$--
Nonemployee warrants – service and performance conditions	--	4,314
Total share-based expense charged against income	$25,882	$4,314

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock

Investor relations agreement

In January, 2016, we entered into a 2 month agreement with a company, which subsequently became a shareholder, to provide corporate consulting, communications and market outreach services. Under the terms of this agreement we agreed to pay $25,000 in fees and agreed to issue a total of 300,000 warrants with an exercise price of $0.18 per share through February 2016.

In March 2016, we renewed the agreement for a period ending December 31, 2016. Under the terms of this renewal, we agreed to pay a total of $102,000 in fees and agreed to issue a total of 425,000 shares of restricted common stock per and 575,000 warrants with an exercise price of $0.40 per share. We recognized expense of $70,151 during the year ended December 31, 2016. The agreement was not renewed for a second time.

Other

During the quarters ended March 31, 2018 and 2017, the Company issued no other shares of common stock in exchange for services. A consulting expense of $80,000 accrued in accordance with our contract with Summit Management Consulting, Inc. for the services of our CFO, Quentin Ponder, was exchanged for 1,600,000 shares of common stock.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	12,945,836	0.29
Granted	500,000	0.05
Forfeited or expired	--	--
Outstanding, March 31, 2018	13,445,836	0.27	2.1	$168,500
Exercisable, March 31, 2018	13,445,836	0.27	2.1	$168,500

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

3 Months Ended March 31, 2018

Volatility	143.4%
Risk-free interest rate	2.6%
Expected life (years)	5.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

The Company granted no additional fully-vested options during the three months ended March 31, 2018.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the three months ended March 31, 2018.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2018	2017
Net loss available for shareholders	$(1,188,811)	$(2,332,946)
Weighted average outstanding shares of common stock	163,346,083	112,944,212
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	163,346,083	112,944,212

Net loss per share – Basic and diluted	$(0.01)	$(0.02)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

	March 31
	2018	2017
Stock options	4,000,000	4,000,000
Common stock warrants	66,210,132	55,547,086
Common stock issuable	1,144,697	971,364
Convertible notes	33,080,280	23,054,067
Convertible preferred stock	4,377,270	8,186,090
Convertible preferred stock issuable	--	927,270
Total	108,812,379	92,685,877
Total exercisable at March 31	107,667,682	90,787,243

Note 9 – Subsequent Events

On March 28, 2018, we sold a total of 1,111,111 shares of common stock and a five-year warrant to purchase 1,111,111 shares of our common stock at an exercise price of $0.10 per share to an accredited investor in a private offering. We received $50,000 as consideration for the sale of such securities. The funds were received on April 2, 2018 and the shares were issued on the same day.

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

On April 19, 2018, a total of $50,000 were converted into 2,000,000 shares of common stock on convertible debt of $165,000 by Lucas Hoppel.

On April 26, 2018, the Company entered into a convertible note agreement. We received $128,000 with an original issue discount of $12,800 in lieu of interest, for a total amount of $140,800 due on July 25, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

As of March 31, 2018, we have seven US patents, one granted Mexican patent, four pending applications (2 Canadian, 1 Brazilian, 1 US) and one US provisional application pending, all in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

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

We have not generated any revenues to date. We generated our first Mobile Generation (MG) order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale. Subsequently, we received an order for 10 MG systems from Craftsmen Industries during the quarter ended June 30, 2017. In November 2017, we received a purchase commitment for 234 MG systems from the National Union of Producers of Jatropha in Mexico (Jatropha). That was followed by a purchase commitment for 24 to 50 MG units from the National Union of Producers in Mexico for the state of Veracruz in December 2017. On April 9, 2018, Jatropha executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed.

Management, along with key directors and members of the Board of Advisors utilized 2017 to establish production centers, sign supplier agreements, interview prospective customers and generate 269 sales commitments which confirmed revenues for the Company. They also increased electrical output for the MG, added new technical capabilities, finalized data packs, models and schematics to enable third party up-fitting, and defined the steps of the purchase cycle which will based upon the Six Sigma innovation sales process. With the completion of the development of the MG80 system in the first quarter of 2018, our focus is now on completing the MG125.

A software upgrade intended to enhance the MG’s flexibility by allowing quick adaption to different vehicle platforms and Human Machine Interfaces as well as enabling future Bluetooth and Wi-Fi applications was completed in 2017. The enhancements should increase the MG’s appeal to the OEMs, government agencies and corporate conglomerates the company has been in contact with.

In 2017, we provided the first public demonstration of a 30 kilovolt amp (kVA) MG system at the North American International Auto Show in Detroit, Michigan. Subsequent appearances at public events such as the Kentucky Derby parade as well as presentations at private events such as Craftsmen Industries’ 35th Anniversary Party generated interest from potential customers including truck manufacturers, distributors and up-fitters, trailer manufacturers, the US military and military vehicle providers, disaster relief agencies, and a global conglomerate. That interest has been magnified as attendees introduced CoolTech to their customers, procurement officers and C-level management. A May 2018 demonstration of an MG80 system in Fort Collins, Colorado before Mexican representatives from a variety of government and industry sectors has generated interest for several applications in the country including water purification and deep well pumping.

The Company is working to turn the interest into orders by acquiring and retrofitting Class 3 to 7 trucks to address the specific needs of interested customers and by writing quotes as well as arranging additional demonstrations for target industries and decision-makers.

In addition, the system’s packaging has been simplified to speed and ease the conversion process. Current plans call for the initial up-fitting of trucks to occur in at least three locations, each in a different region of the country. Enabling conversions to occur in Mexico is also a possibility that’s being considered.

There can be no assurances that we will be able to generate new orders nor fulfill the existing ones nor address all the requirements of all the interested parties. Equally, we can not assure that we will be able to complete development of a 125 kVA system. We generally incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Recent Developments

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

On May 8, 2017, Inverom Corporation converted its 909,090 Series B preferred shares into 909,090 shares of common stock. The represented all of the shares of Series B stock held by Inverom Corporation. As a result, there are 2,727,270 shares outstanding.

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

On June 9, 2017, the Company received a purchase order for 10 MG systems from Craftsmen, each in the amount of $29,500 with 50% paid as a down payment at the time of acceptance by Craftsmen’s customer. As Craftsmen specializes in custom vehicles, each customer order is a stand-alone, dependent on an individual application that is vehicle specific. As of May 15, 2018, no orders have been placed yet.

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

On February 6th, the 60th business day after the initial agreement, Jatropha signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Jatropha will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

On April 9, 2018, Jatropha executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. The value of the initial order is in excess of one million dollars. The next step in the process is receipt of the down payment.

It’s too early to tell whether the NAFTA renegotiations will impact the company or the production and delivery of its products to Jatropha. In April 2017, Donald Trump threaten to exit NAFTA if it wasn’t renegotiated. Since then seven rounds of negotiations have occurred. Major sections such as rules of origin on vehicles and major market access rules have yet to be decided. More negotiations are scheduled, but upcoming elections in both Mexico and the US could change the political calculus and slow the process as a new administration (Mexico) and a new Congress (US) are sworn in.

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

On February 23rd, Veracruz signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Veracruz will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement. The details and timing of the release of a purchase order are currently being worked out.

Payment terms require 50% down and 50% at time of shipment, each payable with a bank letter of credit. Product delivery will be considered FOB (Freight on Board) from Cool Technologies’ shipping dock. As to whether the NAFTA renegotiations will impact the Veracruz agreement, see the National Union of Jatropha Producers section above.

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

The first initiative resulted in the resulted in CoolTech’s use of the Panasonic Toughpad tablet to provide a rugged touchscreen interface for field technicians to control and calibrate the Mobile Generation systems. The Toughpad will be deployed in the trucks’ cabs and will enable remote control of the vehicle within a 300 foot radius.

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

In January 18, 2018, the company signed an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (IP) analytics, to assess the value of CoolTech’s Intellectual Property (IP). As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended March 31,
	2018	2017	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	136,493	138,403	(1,910)	-1.4%
Consulting	106,882	120,418	(13,536)	-11.2%
Professional fees	145,041	48,706	96,335	197.8%
Research and development	232,931	79,828	153,103	191.8%
General and administrative	61,494	69,486	(7,992)	-11.5%
Total operating expenses	682,841	456,841	226,000	49.5%

Interest expense, net	(508,406)	(215,021)	(293,385)	136.4%
Change in fair value of derivative liability	1,531	(1,664,487)	1,666,018	-100.1%

Net loss	1,189,716	(2,336,349)	1,146,633	-49.1%

Less: Noncontrolling interest	(905)	(3,403)	2,498	-73.4%

Net loss to shareholders	$(1,188,811)	$(2,332,946)	$1,144,135	-49.0%

Revenues

During the three months ended March 31, 2018, we have not generated any revenues.

Operating Expenses

Payroll and related expenses decreased slightly during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Consulting expense decreased during the three months ended March 31 from $120,418 in 2017 to $106,882 in 2018 primarily due to the expiration of the contract in July 2017 with PGC Investments, LLC which provided the services of Dennis Campbell to manage and develop the company’s UPT subsidiary.

Professional fees increased during the three months ended March 31 from $48,706 in 2017 to $145,041 in 2018 due to (a) the preparation of a Registration Statement on Form S-1 and (b) the overlapping fees from two accounting firms as one was terminated and the other was hired.

Research and development expenses increased during the three months ended March 31 from $79,828 in 2017 to $232,931 in 2018 due to the hiring of two new engineering firms.

General and administrative expense decreased during the three months ended March 31 from $69,486 in 2017 to $61,494 in 2018 due to less spending on travel.

Other Income and Expense

Interest expense increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to accelerated debt discount amortization upon the conversion of convertible notes.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At March 31, 2018, we had cash of $136,146.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,518,772 and $3,154,879, respectively, at March 31, 2018 and December 31, 2017. The decrease in working capital was due to an increase in in prepaid expense, accounts payable, and a significant decrease in derivative liability as a result of a reclassification of derivative liabilities to common share equivalents.

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

September 2016 Promissory Notes – On September 30, 2016, we sold a promissory note in the principal amount of $180,000. The note bears the terms: 5% interest per annum with a maturity date of June 30, 2017. In the event of a default, the interest rate will increase to 18. On November 10, 2016, we issued 800,000 shares of our common stock as partial consideration for the note to Gemini Master Fund, Ltd.

On June 30, 2017, the promissory note holder signed an extension agreement that extended the maturity date of the promissory notes to September 30, 2017 and then again until November 30, 2017. The terms and conditions remain the same.

On November 13, 2017, Lucas Hoppel purchased the note for $226,325 which included accrued and unpaid interest as well as additional charges.

On November 20, 2017, Lucas Hoppel signed an amendment to the note which extended the maturity date to December 31, 2017. In addition, the note was changed from promissory to convertible with a a conversion price of $0.05 per share. On December 29, 2017 the note was amended and the maturity date was extended to February 16, 2017. In exchange the conversion price was reduced to $0.04.

On February 19, 2018, the Company signed an amendment to a convertible note for $226,325 originally issued on September 3, 2017. The amendment extended the maturity dated extended to March 31, 2018. In exchange, the conversion price was reduced from $0.04 to $0.025.

From December 7, 2017 to February 20, 2018, a total of $185,000 were converted into 4,750,000 shares of common stock. On March 5, 2018, the buyer converted $41,325 into 1,653,000 shares of common stock and the $226,325 note was retired.

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

On February 19, 2018, the Company signed an amendment to a convertible note for $165,000. The amendment extended the maturity dated extended to April 30, 2018. In exchange, the conversion price was reduced from $0.05 to $0.025.

Subsequent to the signing of the amendment, on March 23, 2018, $37,500 was converted into 1,500,000 shares of common stock. On April 18, 2018, $50,000 was converted into 2,000,000 shares of common stock.

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

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(616,863)	$(318,435)
Net cash used in investing activities	(316)	(7,488)
Net cash provided by financing activities	579,982	267,059

Net cash used in operating activities increased as a result of higher spending on research and development. Our investing activity relates to the development of patents in both years. Cash provided by financing activities included sale of common stock for $45,010 during the first three months of 2018, and debt borrowings of $550,000 and $274,985, respectively, during 2018 and 2017.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $46,436,551 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s five officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2018.

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

On March 27, 2018, a Subpoena has been issued and served upon the Law Offices of Gary S. Park P.C. On April 3, 2018 counsel for Plaintiffs withdrew and were replaced by Mr. Sang Joon Sim, Esq. of Sim & Record, LLP.

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

On March 29, 2018, we issued 9,603,662 shares of our common stock to Gemini Special Opportunities Fund as a result of the cashless exercise of a warrant to purchase 13,671,379 shares. Gemini has no more warrants outstanding.

On April 2, 2018, we sold a total of 1,111,111 shares of common stock and a five-year warrant to purchase 1,111,111 shares of our common stock at an exercise price of $0.10 per share to an accredited investor in a private offering. We received $50,000 as consideration for the sale of such securities.

On April 5, 2018, we sold a total of 200,000 shares of common stock and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share to an accredited investor in a private offering. We received $10,000 as consideration for the sale of such securities.

On April 10, 2018, KHIC LLC, we issued 2,025,000 shares of our common stock upon partial conversion of $50,625 on convertible debt of $374,882.84 by KHIC, LLC.

On April 19, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $169,950 by Lucas Hoppel.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: May 21, 2018	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2018	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

