Form 10-Q
period 2018-06-30
COOL TECHNOLOGIES, INC.
filed 2018-08-20
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 7, 2018, there were 198,693,573 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash	$49,122	$173,343
Prepaid expenses and other assets	47,000	10,000
Total current assets	96,122	183,343
Intangibles	198,004	183,488
Equipment, net	32,760	45,728
Total assets	$326,886	$412,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,405,546	$1,222,775
Accrued liabilities – related party	802,281	991,714
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	62,049	56,917
Debt, current portion	710,794	659,312
Derivative liability	157,539	7,504
Total current liabilities	3,538,209	3,338,222

Debt, long-term portion, net of debt discount	31,007	97,009
Total liabilities	3,569,216	3,435,231

Commitments and contingencies (Note 5)	--	--

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 15,000,000 shares authorized; 33 and 33 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	--	--
Preferred stock Series B, $.001 par value; 15,000,000 shares authorized; 2,727,270 and 2,727,270 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,727	2,727
Common stock, $.001 par value; 350,000,000 shares authorized; 197,110,240 and 152,836,983 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	197,110	152,837
Additional paid-in capital	43,787,348	41,401,330
Common stock issuable	218,670	712,000
Common stock held in escrow	8,441	8,441
Accumulated deficit	(47,402,897)	(45,247,740)
Non controlling interest	(53,729)	(52,267)
Total stockholders’ deficit	(3,242,330)	(3,022,672)

Total liabilities and stockholders’ deficit	$326,866	$412,559

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2018	2017	2018	2017

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	136,321	126,546	272,815	264,949
Consulting	109,000	211,611	215,882	332,029
Professional fees	74,901	55,578	219,942	104,283
Research and development	201,654	31,970	434,585	111,798
General and administrative	87,722	73,548	149,215	143,038
Total operating expenses	609,598	499,253	1,292,439	956,097

Operating loss	(609,598)	(499,253)	(1,292,439)	(956,097)

Other income (expense):
Interest expense, net	(463,189)	(351,326)	(971,595)	(566,346)
Change in fair value of derivative liability	17,884	127,087	19,415	(1,537,400)
Loss on extinguishment of debt	88,000		88,000

Net loss	(966,903)	(723,492)	(2,156,619)	(3,059,843)
Less: Noncontrolling interest in net loss	(577)	(2,986)	(1,462)	(6,388)

Net loss to shareholders	$(966,346)	$(720,506)	$(2,155,157)	$(3,053,455)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	194,276,545	121,158,343	178,896,757	117,073,968

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating Activities:
Net loss	$(2,156,619)	$(3,059,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services		115,329
Warrants issued for services	25,882	47,229
Loss (gain) on extinguishment of debt	(88,000)
Non-cash interest expense	--	45,817
Change in fair value of derivative liability	(19,415)	1,537,400
Amortization of debt discount	959,691	503,485
Depreciation expense	12,968	12,968
Changes in operating assets and liabilities:
Prepaid assets	(37,000)	--
Prepaid expenses		(36,999)
Accounts payable	182,771	61,325
Accrued liabilities – related party	(59,433)	100,048
Accrued payroll liabilities	5,132	13,405
Net cash used in operating activities	(1,174,023)	(659,926)

Investing Activities:
Intangible assets	(14,516)	(12,052)
Net cash used in investing activities	(14,516)	(12,052)

Financing Activities:
Proceeds from sale of common stock	259,995	357,500
Proceeds from debt	825,000	424,985
Payments on debt	(20,677)	(11,153)
Net cash provided by financing activities	1,064,318	771,332

Net (decrease) increase in cash	(124,221)	99,354

Cash, beginning of period	173,343	62,291

Cash, end of period	$49,122	$161,645

Cash paid for:
Interest	$6,969	$8,019
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$169,450	$54,985
Reduction of common stock issuable by issuing stock	600,000	30,000
Debt and interest settled for common stock	501,025	298,370
Stock issued with debt	173,669	112,500
Reclassification of common share equivalents to additional paid-in capital	--	(6,364,224)
Reclassification of derivative liability due to conversion of debt	--	247,641

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

Our technologies are divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology. As of June 30, 2018, we have seven US patents, one granted Mexican patent, four pending applications (2 in Canada, 1 in Brazil, 1 US) and one US filed provisional application in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers; and by licensing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. On May 25, 2017, the company received its first order: 10 mobile power generation systems. On April 11, 2018, the company received its second order: 10 Ford F-350 trucks retrofitted with mobile power generation systems.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2018, has been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $47,402,897 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

In August 2016, the FASB issued ASU 2016-15, ”Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 did not materially impact our consolidated financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, ”Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The adoption of ASU 2016-18 did not materially impact our consolidated financial position, results of operations or cash flows.

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

Note 3 – Debt

Debt consists of the following:

	June 30, 2018	December 31, 2017
Convertible notes payable	$1,230,328	$795,803
Test vehicle financing	31,767	42,444
Note payable – related party	7,490	7,490
Note payable – UPT minority owner	240,000	250,000
	1,509,585	1,095,737
Debt discount	(767,784)	(339,416)
	741,801	756,321
Less: current portion	(710,794)	(659,312)
Long-term portion	$31,007	$97,009

Convertible notes payable

August 2016 Convertible Note– In August 2016, the Company entered into a senior convertible note agreement with KHIC. We received $400,000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

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

Subsequent to the signing of the amendment, from March 23 to April 19, 2018, a total of $87,500 were converted into 3,500,000 shares of common stock.

On April 27, 2018, a second amendment was signed extending the maturity date until May 30, 2018. On May 23, 2018, we issued 3,298,000 shares on conversion of $82,450 and the note was retired.

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

September 2016 Promissory Notes – On September 30, 2016, the Company issued Gemini Master Fund, Ltd., a 5% stockholder, a secured promissory note in the original principal amount of $180,000. The note accrues interest at 5% (18% in the event of an event of default) and matures on June 30, 2017. In connection with the issuance of the note, Gemini Master Fund was issued 800,000 shares of common stock on November 10, 2016.

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

April Convertible Note -- On April 26, 2018, the Company entered into a convertible note agreement. We received $128,000 with an original issue discount of $12,800 in lieu of interest, for a total amount of $140,800 due on July 25, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

May Convertible Note – On May 22, 2018, the Company entered into a convertible note agreement. We issued 400,000 inducement shares of restricted common stock and received $110,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $100,000 due on December 22, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

May Convertible Note -- On May 31, 2018, the Company entered into a convertible note agreement. We received $53,000 with an original issue discount of $5,300 in lieu of interest, for a total amount of $58,300 due on May 31, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

Test Vehicle Financing

In October 2014, the Company entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.

Note payable – related party

Incidental expenses of $7,490 paid by two officers over the past two years will be reimbursed as soon as funds are available.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When we issue notes payable, we may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	14,421,379	0.02	1.5	$725,950
Granted	--	--
Forfeited or expired	(250,000)	0.17
Exercised	(13,603,662)	0.02
Outstanding, June 30, 2018	567,717	0.14	1.4	$3,596

Future contractual maturities of debt are as follows:

Year ending December 31,
2018	693,458
2019	48,343
2020	--
$741,801

Note 4 – Derivative Liability

Under the terms of the warrants issued with the September 2015 convertible note and the convertible notes issued in April and May 2018, we identified derivative instruments.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Six Months Ended June 30, 2018

Volatility	102–119.4%
Risk-free interest rate	1.7–2.3%
Expected life (years)	0.2 – 1.3
Dividend yield	--

Changes in the derivative liability were as follows:

	Six Months Ended June 30, 2018
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2017	--	--	$7,504
New debt instruments			169,450
Change in fair value	--	--	(19,415)
Convertible debt and other derivative liabilities at June 30, 2018	$--	$--	$157,539

Note 5 -- Commitments and Contingencies

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK alleging damages of $1,100,000 for inter alia breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both Substantive and Jurisdictional grounds. On April 13, 2017, the Honorable United States District Court Judge Roslynn R. Mauskopf granted leave to renew our March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, Corporate counsel informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the Warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30th Plaintiff filed an “attorney verified” amended complaint inter alia admitting that the company registered the shares. On August 7, 2017, Corporate Counsel requested leave for a pre-motion conference to move to dismiss the matter. On October 10, 2017, the Honorable Judge Mauskopf issued an order that by October 17, 2017, plaintiffs shall file a letter with the Court setting forth the legal and factual bases on which they intend to oppose the defendants’ proposed motion to dismiss. On April 3, 2018 plaintiffs obtained new counsel. On May 31, 2018 the parties entered into a settlement and on July 3, 2018 the Honorable Judge Mauskopf ordered the matter dismissed with prejudice without costs to either party. On July 9, 2018 the Order was entered dismissing the matter.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 33 Series A and 2,727,270 Series B preferred shares issued and outstanding as of June 30, 2018.

On August 12, 2016, the Company entered into a Securities Purchase Agreement with four accredited investors pursuant to which it sold 3,636,360 shares of the Company’s Series B Convertible Preferred Stock. Each share of the preferred stock is convertible into one share of company’s common stock. The exchange of the preferred stock for common stock requires no additional consideration.

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

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. As of June 30, 2018 and 2017, the number of shares of preferred stock to be issued was 0 and 927,270 shares, respectively.

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of June 30, 2018 and December 31, 2017, the number of shares of common stock to be issued was 218,670 and 9,320,635 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of June 30, 2018, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	47,437,548	$0.19
Granted	5,431,944	0.06
Forfeited or cancelled	(75,454)	0.63
Outstanding, June 30, 2018	52,794,078	0.18	1.8	$166,639
Exercisable, June 30, 2018	52,794,078	0.18	1.8	$166,639

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Six months ended June 30,
	2018	2017
Nonemployee common stock	$--	$115,329
Nonemployee warrants – fully-vested upon issuance	$25,882	$41,111
Nonemployee warrants – service and performance conditions	--	6,118
Total share-based expense charged against income	$25,882	$162,558

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

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

Other

During the quarters ended June 30, 2018 and 2017, the Company issued no other shares of common stock in exchange for services. A consulting expense of $80,000 accrued in accordance with our contract with Summit Management Consulting, Inc. for the services of our CFO, Quentin Ponder, was exchanged for 1,600,000 shares of common stock during the quarter ended March 31, 2018.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	12,945,836	0.29
Granted	500,000	0.05
Forfeited or expired	--	--
Outstanding, June 30, 2018	13,445,836	0.27	1.9	$168,500
Exercisable, June 30, 2018	13,445,836	0.27	1.9	$168,500

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

3 Months Ended June 30, 2018
Volatility	143.4%
Risk-free interest rate	2.6%
Expected life (years)	5.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

The Company granted no additional fully-vested options during the three months ended June 30, 2018.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the three months ended June 30, 2018.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net loss available for stockholders	$(966,346)	$(720,506)	$(2,155,157)	$(3,053,455)
Weighted average outstanding shares of common stock	194,276,545	121,158,343	178,896,757	117,073,968
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	194,276,545	121,158,475	178,896,757	117,073,968

Net loss per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

	June 30
	2018	2017
Stock options	4,000,000	4,000,000
Common stock warrants	67,287,631	61,323,753
Common stock issuable	2,728,030	2,411,364
Convertible notes	43,280,642	19,677,133
Convertible preferred stock	4,377,270	5,377,270
Convertible preferred stock issuable	--	927,270
Total	121,673,573	93,716,790
Total exercisable at June 30	118,945,543	90,378,156

Note 9 – Subsequent Events

On June 18, 2018, we sold a total of 1,583,333 shares of common stock and a five-year cashless warrant to purchase 1,187,499 shares of our common stock at an exercise price of $0.08 per share to an accredited investor in a private offering. We received $95,000 as consideration for the sale of such securities. The funds were received on June 18, 2018 and the shares were issued on July 9, 2018.

On July 5, 2018, the Company entered into a Promissory Note Agreement with a private individual. We received $100,000 in financing and promised to pay the principal amount on or before the one year anniversary. Furthermore, the Company committed to immediately pay the principal amount upon the receipt of funds from debt or surety bond financing, a bridge loan or payments received from product invoices or purchase contracts. In exchange, we issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.065. The warrants expire after five years.

On July 13, 2018, the Company entered into a financing agreement for the purchase of a test vehicle for $45,018, bearing interest at 9.92% payable monthly over six years, collateralized by the vehicle.

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

Because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the interim financial statements and related notes elsewhere in this Quarterly Report on Form 10-Q.

Overview

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

We plan to commercialize thermal dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. We believe that our technologies can help increase the efficiency and lifespan as well as help meet regulatory emissions standards for heat producing equipment and components. We believe that the simplicity of the heat pipe architecture as well as the fact that it provides effective new applications for existing manufacturing processes should enhance the cost structure in several large industries including motor/generator and engine manufacturing. As part of our commercialization efforts, we have applied for and received a trademark for our Totally Enclosed Heat Pipe Cooled technology or ‘TEHPC’.

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

As of June 30, 2018, we have seven US patents, one granted Mexican patent, four pending applications (2 Canadian, 1 Brazilian, 1 US) and one US provisional application pending, all in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

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

In 2017, we provided the first public demonstration of a 30 kilovolt amp (kVA) MG system at the North American International Auto Show in Detroit, Michigan. Subsequent appearances at public events such as the Kentucky Derby parade as well as presentations at private events such as Craftsmen Industries’ 35th Anniversary Party generated interest from potential customers including truck manufacturers, distributors and up-fitters, trailer manufacturers, the US military and military vehicle providers, disaster relief agencies, and a global conglomerate. That interest has been magnified as attendees introduced CoolTech to their customers, procurement officers and C-level management. A May 2018 demonstration of an MG80 system in Fort Collins, Colorado before Mexican representatives from a variety of government and industry sectors generated interest for several applications in the country including water purification and deep well pumping.

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

On June 9, 2017, the Company received a purchase order for 10 MG systems from Craftsmen, each in the amount of $29,500 with 50% paid as a down payment at the time of acceptance by Craftsmen’s customer. As Craftsmen specializes in custom vehicles, each customer order is a stand-alone, dependent on an individual application that is vehicle specific. As of August 6, 2018, no orders have been placed yet.

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

On February 6th, the 60th business day after the initial agreement, Jatropha signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Jatropha will come to Colorado for an inspection and live performance demonstration (See ‘Live MG80 Demonstration in Fort Collins, Colorado’ below). If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

On April 9, 2018, Jatropha executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. The value of the initial order is in excess of one million dollars.

It’s too early to tell whether the NAFTA renegotiations will impact the company or the production and delivery of its products to Jatropha. In April 2017, Donald Trump threaten to exit NAFTA if it wasn’t renegotiated. Since then eight rounds of negotiations have occurred. Major sections such as rules of origin on vehicles and major market access rules have yet to be decided. More negotiations are scheduled, but upcoming elections in the US could change the political calculus and slow the process as a new Congress is sworn in.

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

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

In January 18, 2018, the company signed an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (IP) analytics, to assess the value of CoolTech’s Intellectual Property (IP). As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing

Live MG80 Demonstration in Fort Collins, Colorado

On May 4, 2018, nine representatives from Mexico’s farming, banking, and government sectors flew to Fort Collins, Colorado for a live demonstration of CoolTech’s generator-equipped truck. The demonstration showcased the capabilities and ease of operation of the system. The Company demonstrated how an operator is able to control the generator from the comfort and safety of the truck’s cab using a Panasonic Toughpad. The company also used the electricity from the truck to power a screw compressor, an industrial fan, and an industrial load bank. Additional capabilities, such as purifying water and using batteries and solar power to make operations more sustainable and environmentally friendly were discussed with the attendees.

A representative of the National Union of Jatropha Producers approved the generator-equipped truck. It will go into production as the Company secures final funding. Based on initial feedback and subsequent meetings and conversations with other attendees, the Company expects the demonstration will lead to more than $20 million worth of new orders.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended June 30,
	2018	2017	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	136,321	126,546	9,775	7.7%
Consulting	109,000	211,611	(102,611)	-48.5%
Professional fees	74,901	55,578	19,323	34.8%
Research and development	201,654	31,970	169,684	530.8%
General and administrative	87,722	73,548	14,174	19.3%
Total operating expenses	609,598	499,253	110,345	22.1%

Interest expense, net	(463,189)	(351,326)	(111,863)	31.8%
Change in fair value of derivative liability	17,884	127,087	(109,203)	-85.9%
Loss on extinguishment of debt	88,000		88,000	N/A

Net loss	(966,903)	(723,492)	(243,411)	33.6%

Less: Noncontrolling interest	(557)	(2,986)	2,429	-81.3%

Net loss to shareholders	$(966,346)	$(720,506)	$(245,840)	34.1%

	Six months ended June 30,
	2018	2017	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	272,815	264,949	7,866	3.0%
Consulting	215,882	332,029	(116,147)	-35.0%
Professional fees	219,942	104,283	115,659	110.9%
Research and development	434,585	111,798	322,787	288.7%
General and administrative	149,215	143,038	6,177	4.3%
Total operating expenses	1,292,439	956,097	336,342	35.2%

Interest expense, net	(971,595)	(566,346)	(405,249)	71.6%
Change in fair value of derivative liability	19,415	(1,537,400)	1,556,815	-101.3%
Loss on extinguishment of debt	88,000		88,000	N/A

Net loss	(2,156,619	(3,059,843)	903,224	-29.5%

Less: Noncontrolling interest	(1,462)	(6,388)	4,926	-77.1%

Net loss to shareholders	$(2,155,157)	$(3,053,455)	$898,298	-29.4%

Revenues

During the three months ended June 30, 2018, we have not generated any revenues.

Operating Expenses

Payroll and related expenses increased slightly during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to additional state payroll taxes levied.

Consulting expense decreased during the three months ended June 30 from $211,611 in 2017 to $109,000 in 2018 due to stock and warrant payments for services rendered. During the six months ended June 30, consulting expense decreased from $332,029 in 2017 to $215,882 in 2018 due to stock and warrant payments for services rendered.

Professional fees increased during the three months ended June 30 from $55,578 in 2017 to $74,901 in 2018 due to an increase in legal services needed. During the six months ended June 30, professional fees increased from $104,283 in 2017 to $219,942 in 2018 due to an increase in legal services needed.

Research and development expenses increased during the three months ended June 30 from $31,970 in 2017 to $201,654 in 2018 due to the hiring of two new engineering firms. During the six months ended June 30, research and development expenses increased from $111,798 in 2017 to $434,585 in 2018 due to the hiring of two new engineering firms.

General and administrative expense increased during the three months ended June 30 from $73,548 in 2017 to $87,722 in 2018 due to additional insurance, advertising and sales promotion expenses. During the six months ended June 30, general and administrative expense increased from $143,038 in 2017 to $149,215 in 2018 due to additional insurance, advertising and sales promotion expenses.

Other Income and Expense

Interest expense increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to accelerated debt discount amortization upon the conversion of convertible notes.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At June 30, 2018, we had cash of $49,122.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,442,087 and $3,154,879, respectively, at June 30, 2018 and December 31, 2017. The decrease in working capital was due to an increase in in prepaid expense, accounts payable, debt, current portion, and derivative liability as well as a significant decrease in cash and accrued liabilities .

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

On April 27, 2018, a second amendment was signed extending the maturity date until May 30, 2018. On May 23, 2018, we issued 3,298,000 shares on conversion of $82,450 and the note was retired.

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

April Convertible Note -- On April 26, 2018, the Company entered into a convertible note agreement. We received $128,000 with an original issue discount of $12,800 in lieu of interest, for a total amount of $140,800 due on July 25, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

May Convertible Note – On May 22, 2018, the Company entered into a convertible note agreement. We issued 400,000 inducement shares of restricted common stock and received $110,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $100,000 due on December 22, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

May Convertible Note -- On May 31, 2018, the Company entered into a convertible note agreement. We received $53,000 with an original issue discount of $5,300 in lieu of interest, for a total amount of $58,300 due on May 31, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(1,174,023)	$(659,926)
Net cash used in investing activities	(14,516)	(12,052)
Net cash provided by financing activities	1,064,318	771,332

Net cash used in operating activities increased as a result of higher spending on research and development. Our investing activity relates to the development of patents in both years. Cash provided by financing activities included sale of common stock for $259,995 and $357,500, respectively, during the first six months of 2018 and 2017, as well as debt borrowings of $825,000 and $424,985, respectively, during 2018 and 2017.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by selling our equity securities; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $47,402,897 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s four officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2018.

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

Part II. Other Information

Item 1. Legal Proceedings

U.S. District Court, Eastern District of New York

On October 7, 2016, the Company received a complaint, Wang et al v. Cool Technologies, Inc. et al, filed on July 28, 2016 in the U.S. District Court for the Eastern District of New York (Brooklyn) Civil docket #1:16CV04101RRMPK alleging damages of $1,100,000 for inter alia breach of contract for failing to register shares sold to the Plaintiffs in February and March 2014. On March 30, 2017, the Company and Timothy Hassett, the Company’s Chief Executive Officer, requested leave of the court to move to dismiss the matter, on both Substantive and Jurisdictional grounds. On April 13, 2017, the Honorable United States District Court Judge Roslynn R. Mauskopf granted leave to renew our March 30, 2017 request for a pre-motion conference after the initial conference before Magistrate Judge Kuo. At the initial conference, Corporate counsel informed the court that the Company, in fact, filed a registration statement for said shares in July 2014 and the Warrants were in the possession of Plaintiff Gary Zse Kong J.D. and located on his computer and printed at his office in the Law Offices of Gary Park. Magistrate Judge Peggy Kuo directed plaintiff to file an amended complaint and directed plaintiff Gary Sze Kong to preserve all computer and other records which may still be at the Law Offices of Gary Park. Defendants were also granted leave to subpoena such records if they are no longer under the control of Plaintiff Kong. On June 30th Plaintiff filed an “attorney verified” amended complaint inter alia admitting that the company registered the shares. On August 7, 2017, Corporate Counsel requested leave for a pre-motion conference to move to dismiss the matter. On October 10, 2017, the Honorable Judge Mauskopf issued an order that by October 17, 2017, plaintiffs shall file a letter with the Court setting forth the legal and factual bases on which they intend to oppose the defendants’ proposed motion to dismiss. On April 3, 2018 plaintiffs obtained new counsel. On May 31, 2018 the parties entered into a settlement and on July 3, 2018 the Honorable Judge Mauskopf ordered the matter dismissed with prejudice without costs to either party. On July 9, 2018 the Order was entered dismissing the matter.

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

On May 23, 2018, we issued 3,298,000 shares of our common stock upon final conversion of $82,450 on convertible debt of $169,950 by Lucas Hoppel.

On May 24, 2018, we issued 400,000 shares of restricted common stock as an inducement for the signing of a convertible promissory note with a principal value of $110,000 by Lucas Hoppel

On June 18, we sold a total of 1,583,333 shares of common stock and a five-year, cashless warrant to purchase 1,187,499 shares of our common stock at an exercise price of $0.08 per share to an accredited investor in a private offering. We received $95,000 as consideration for the sale of such securities.

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

Cool Technologies, Inc.

Dated: August 20, 2018		/s/ Timothy Hassett
	By:	Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2018		/s/ Quentin Ponder
	By:	Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

