Form 10-Q
period 2018-09-30
COOL TECHNOLOGIES, INC.
filed 2018-11-19
CIK 1399352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 16, 2018, there were 209,843,573 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$697,644	$173,343
Prepaid expenses and other assets	47,000	10,000
Total current assets	744,644	183,343
Intangibles	202,596	183,488
Equipment, net	71,794	45,728
Total assets	$1,019,034	$412,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,237,182	$1,222,775
Accrued liabilities – related party	780,485	991,714
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	62,049	56,917
Debt, current portion	1,959,098	659,312
Derivative liability	208,530	7,504
Total current liabilities	4,647,344	3,338,222

Debt, long-term portion, net of debt discount	39,673	97,009
Total liabilities	4,678,017	3,435,231

Commitments and contingencies (Note 5)	--	--

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 15,000,000 shares authorized; 20 and 33 issued and outstanding at September 30, 2018 and December 31, 2017, Respectively	--	--
Preferred stock Series B, $.001 par value; 15,000,000 shares authorized; 2,727,270 and 2,727,270 issued and outstanding at September 30, 2018 and December 31, 2017, Respectively	2,727	2,727
Common stock, $.001 par value; 350,000,000 shares authorized; 203,343,573 and 152,836,983 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	203,343	152,837
Additional paid-in capital	44,752,480	41,401,330
Common stock issuable	123,670	712,000
Common stock held in escrow	8,441	8,441
Accumulated deficit	(48,704,767)	(45,247,740)
Non controlling interest	(53,877)	(52,267)
Total stockholders’ deficit	(3,667,983)	(3,022,672)

Total liabilities and stockholders’ deficit	$1,019,034	$412,559

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	135,972	132,754	408,787	397,702
Consulting	101,827	309,968	317,709	641,997
Professional fees	39,486	72,210	259,428	176,493
Research and development	12,891	77,034	447,477	188,832
General and administrative	161,153	92,152	310,371	235,190
Total operating expenses	451,329	684,118	1,743,772	1,640,214

Operating loss	(451,329)	(684,118)	(1,743,772)	(1,640,214)

Other income (expense):
Interest expense, net	(713,515)	(295,064)	(1,685,107)	(861,409)
Gain (Loss) on Derivative	3,444	(5,148)	22,859	(1,542,548)
Loss on extinguishment of debt	(151,848)	--	(63,848)	--
Gain on Fixed Assets	11,231	--	11,231	--

Net loss	(1,302,017)	(984,330)	(3,458,637)	(4,044,171)
Less: Noncontrolling interest in net loss	(148)	(3,276)	(1,610)	(9,665)

Net loss to shareholders	$(1,301,869)	$(981,054)	$(3,457,027)	$(4,034,506)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	190,179,571	137,153,770	185,743,486	123,840,788

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating Activities:
Net loss	$(3,458,637)	$(4,044,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	--	115,329
Warrants issued for services	25,882	204,597
Loss (gain) on extinguishment of debt	63,848	--
Non-cash interest expense	8,918	47,737
Change in fair value of derivative liability	(22,859)	1,542,548
Amortization of debt discount	1,645,744	791,528
Depreciation expense	20,028	19,452
Loss (gain) on Fixed Assets	(11,231)	--
Changes in operating assets and liabilities:
Prepaid expenses	(37,000)	(46,999)
Accounts payable	14,407	97,356
Accrued liabilities – related party	(81,229)	(57,419)
Accrued payroll liabilities	5,132	13,405
Net cash used in operating activities	(1,826,997)	(1,316,637)

Investing Activities:
Intangible assets	(19,108)	(15,680)
Net cash used in investing activities	(19,108)	(15,680)

Financing Activities:
Proceeds from sale of common stock	259,995	1,166,000
Proceeds from debt	2,260,000	574,985
Payments on debt	(149,589)	(14,414)
Net cash provided by financing activities	2,370,406	1,726,571

Net (decrease) increase in cash	524,301	394,254

Cash, beginning of period	173,343	62,291

Cash, end of period	$697,644	$456,545

Cash paid for:
Interest	$8,095	$14,133
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$169,450	$54,985
Reduction of common stock issuable by issuing Stock	600,000	105,000
Reduction of preferred stock issuable by issuing stock	--	51,000
Debt and interest settled for common stock	501,025	492,340
Stock issued with debt	173,669	164,840
Warrants issued with debt	320,821	--
Reclassification of common share equivalents to additional paid-in capital	--	(6,364,224)
Reclassification of derivative liability due to conversion of debt	--	316,245
Reduction in test vehicle financing due to trade-in	10,313	--
Increase in test vehicle financing due to trade-in	45,176	--
Test vehicle acquired due to trade-in	54,863	--

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

We have developed and intend to commercialize heat dispersion technologies in various product platforms. We have also developed and are commercializing a proprietary gearing system around which we have designed a mobile power generation system that retrofits onto Class 3 to 7 work trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym. We currently own one trademark: TEHPC. We believe that our proprietary technologies, including our patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide.

Our technologies are divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology. As of September 30, 2018, we have seven US patents, one granted Mexican patent, four pending applications (2 in Canada, 1 in Brazil, 1 US) and one US filed provisional application in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. We intend to commercialize our patents by licensing our thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers; and by licensing a mobile electric power system powered by our proprietary gearing system to commercial vehicle and fleet owners. On May 25, 2017, the company received its first order: 10 mobile power generation systems. On April 11, 2018, the company received its second order: 10 Ford F-350 trucks retrofitted with mobile power generation systems.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2018, has been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Noncontrolling interest represents the 5% third party ownership of our subsidiary, UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of $48,704,767 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Note 3 – Debt

Debt consists of the following:

	September 30, 2018	December 31, 2017
Notes payable	$1,250,000	$--
Convertible notes payable	1,360,394	795,803
Test vehicle financing	62,980	42,444
Note payable – related party	27,228	7,490
Note payable – UPT minority owner	220,000	250,000
	2,920,602	1,095,737
Debt discount	(921,831)	(339,416)
	1,998,771	756,321
Less: current portion	(1,959,098)	(659,312)
Long-term portion	$39,673	$97,009

Notes Payable

From September 1 – 11, 2018, the Company entered into a Promissory Note Agreements with three accredited investors. We received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, we issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

From September 7 – 17, 2018, the Company entered into a Promissory Note Agreements with three accredited investors. We received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, we issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

An amendment was signed on August 24, 2018 which extended the maturity date of the note to December 15, 2018. In exchange, the outstanding balance of the note was increased to $455,544.

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

From November 8 to December 31, 2017 the company issued 500,000 shares on conversion of $25,000 in debt.

From January 1 to February 21, 2018, the company issued 2,500,000 shares on conversion of $77,500 in debt.

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

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to October 1, 2018. In exchange, the note was changed from promissory to convertible with a a conversion price of $0.025 per share.

On September 25, 2018, the company issued 2,000,000 shares on conversion of $50,000 in debt.

On October 1, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019.

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

From December 7 to December 31, 2017 a total of $62,500 were converted into 1,250,000 shares of common stock. From January 1 to February 20, 2018, a total of $122,500 were converted into 3,500,000 shares of common stock. On March 5, 2018, the buyer converted $41,325 into 1,653,000 shares of common stock and the $226,325 note was retired.

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

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2018. In exchange, the note was changed from promissory to convertible with a a conversion price of $0.025 per share.

On September 14, 2018, the company issued 2,000,000 shares on conversion of $50,000 in debt.

On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019.

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

On October 16, 2018, we sent a notice of pre-payment to the holder. On October 18, 2018, the company wired $189,940 to the holder and the note was retired.

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

August Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. We received $63,000 with an original issue discount of $6,300.00 in lieu of interest, for a total amount of $58,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

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

Note payable – related party

Incidental expenses of $27,228 paid by two officers over the past two years will be reimbursed as soon as funds are available.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When we issue notes payable, we may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	14,421,379	0.02	1.5	$725,950
Granted	10,000,000	0.05
Forfeited or expired	(250,000)	0.17
Exercised	(13,603,662)	0.02
Outstanding, September 30, 2018	10,567,717	0.05	3.8	$1,564
Exercisable, September 30, 2018	10,567,717	0.05	3.8	$1,564

Future contractual maturities of debt are as follows:

Year ending December 31,
2018	899,943
2019	1,062,011
2020	6,656
2021	7,358
2022	8,134
Thereafter	14,669
$1,998,771

Note 4 – Derivative Liability

Under the terms of the warrants issued with the September 2015 convertible note and the convertible notes issued in April, May and August 2018, we identified derivative instruments.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Nine Months Ended September 30, 2018

Volatility	102–119.4%
Risk-free interest rate	1.7–2.5%
Expected life (years)	0.0 – 1.3
Dividend yield	--

Changes in the derivative liability were as follows:

	Nine Months Ended September 30, 2018
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2017	--	--	$7,504
New debt instruments	--	--	223,885
Change in fair value	--	--	(22,859)
Convertible debt and other derivative liabilities at September 30, 2018	$--	$--	$208,530

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

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 preferred shares authorized and 20 Series A and 2,727,270 Series B preferred shares issued and outstanding as of September 30, 2018.

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

Preferred stock issuable on the consolidated balance sheet represents preferred stock to be issued for either cash received or services performed. As of September 30, 2018 and 2017, the number of shares of preferred stock to be issued was 0.

Spirit Bear, a related party, holds 17 shares of our Series A preferred stock and KHIC, Inc., a related party, holds the remaining 3 shares of our Series A preferred stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of Preferred Stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of Preferred Stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of September 30, 2018 and December 31, 2017, the number of shares of common stock to be issued was 1,144,697 and 9,320,635 shares, respectively.

Common stock warrants issued with the sale of our common stock

When we sell shares of our common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of our common stock as of September 30, 2018, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	47,437,548	$0.19	2.1	$114,000
Granted	5,431,944	0.06
Forfeited or cancelled	(275,414)	0.33
Outstanding, September 30, 2018	52,594,078	0.18	1.5	$0
Exercisable, September 30, 2018	52,594,078	0.18	1.5	$0

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Nine months ended September 30,
	2018	2017
Nonemployee common stock	$--	$115,329
Nonemployee warrants – fully-vested upon issuance	$25,882	$198,479
Nonemployee warrants – service and performance conditions	--	6,118
Total share-based expense charged against income	$25,882	$319,926

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

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

Other

During the quarters ended September 30, 2018 and 2017, the Company issued no other shares of common stock in exchange for services. A consulting expense of $80,000 accrued in accordance with our contract with Summit Management Consulting, Inc. for the services of our CFO, Quentin Ponder, was exchanged for 1,600,000 shares of common stock during the quarter ended March 31, 2018.

Nonemployee common stock warrants -- Fully-vested upon issuance

We may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	12,945,836	0.29	2.5	$6,000
Granted	500,000	0.05
Forfeited or expired	--	--
Outstanding, September 30, 2018	13,445,836	0.27	1.6	$78,000
Exercisable, September 30, 2018	13,445,836	0.27	1.6	$78,000

The Company granted no additional nonemployee common stock warrants during the three months ended September 30, 2018.

Nonemployee common stock warrants -- Service and performance conditions

The Company granted no additional nonemployee common stock warrants during the three months ended September 30, 2018.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the three months ended September 30, 2018.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss available for stockholders	$(1,301,869)	$(981,054)	$(3,457,027)	$(4,034,506)
Weighted average outstanding shares of common stock	190,179,571	137,153,770	185,743,486	123,840,788
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	190,179,571	137,153,770	185,743,486	123,840,788

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

	September 30,
	2018	2017
Stock options	4,000,000	4,000,000
Common stock warrants	77,027,631	71,175,986
Common stock issuable	1,144,697	7,420,635
Convertible notes	49,281,435	20,169,776
Convertible preferred stock	3,727,270	4,377,270
Convertible preferred stock issuable	--	--
Total	135,181,033	106,743,667
Total exercisable at September 30	134,036,336	99,323,032

Note 9 – Subsequent Events

On October 2, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. We received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, we issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On October 4, 2018, the company purchased parts and components for completion of 5 vehicles.

On October 18, 2018, the company retired a convertible note with a pre-payment of $189,940 to the holder six months before the maturity date. The note agreement was entered into on April 26, 2018.

On October 25, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $220,000 to Lucas Hoppel.

On October 26, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. We received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, we issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On October 31, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $385,000 to Lucas Hoppel.

On November 13, 2018, we issued 2,500,000 shares of our common stock upon partial conversion of $62,500 on convertible debt of $220,000 to Lucas Hoppel.

On September 6, 2018, the board of directors authorized the raising of up to $3 million to buy components, build product, and fulfill orders through the issuance of bridge notes. A board member led the investment of $125,000 and $250,000 notes that offer simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, we issued cashless warrants to purchase 1,000,000 ($125,000) or 2,000,000 ($250,000) shares of common stock at an exercise price of $0.05. The warrants expire after five years. As of November 16, 2018, the company has raised $2 million.

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

Overview

Cool Technologies, Inc., (we, us, our, the "Company" or "Cool Technologies") was incorporated in the State of Nevada on July 22, 2002. We were formerly known as Bibb Corporation, Z3 Enterprises and HPEV, Inc. On August 20, 2015, we changed our name to Cool Technologies, Inc. We have developed and intend to commercialize thermal dispersion technologies in various product platforms and a proprietary gearbox, around which we have designed a mobile generator system that can be retrofit onto new and existing trucks. In preparation, we have applied for trademarks for one of our technologies and its acronym.

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

We are commercializing a mobile power generation system that can be retrofit onto new and existing American trucks. The integrated system enables work trucks to run an on-board generator to deliver mobile electric power. When the generator is enhanced by our thermal technology, we believe it should be able to output more power than any other generator of its size on the market.

The markets we currently serve with our mobile generation system include agricultural markets in Latin America.

As of September 30, 2018, we have seven US patents, one granted Mexican patent, four pending applications (2 Canadian, 1 Brazilian, 1 US) and one US provisional application pending, all in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have a Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

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

We opened our UPT headquarters in Largo, Florida in May 2014. We used the facility to perform research and development for our mobile generator business and it will serve as a sales showroom in the future.

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

Management, along with key directors and members of the Board of Advisors utilized 2017 to establish production centers, sign supplier agreements, interview prospective customers and generate 269 sales commitments which confirmed revenues for the Company. They also increased electrical output for the MG, added new technical capabilities, finalized data packs, models and schematics to enable third party up-fitting, and defined the steps of the purchase cycle which will based upon the Six Sigma innovation sales process. With the completion of the production system of the MG80 in the fourth quarter of 2018, our focus is now on completing the MG125. To that end, a Ford F-450 truck that will host the initial installation of the MG 125 KVA systems was purchased in July and delivered to Craftsmen Industries in September.

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

The Company is working to turn the interest into orders by acquiring and retrofitting Class 3 to 7 trucks to address the specific needs of interested customers and by writing quotes as well as arranging additional demonstrations for target industries and decision-makers. A September meeting with a representative of the incoming Mexican administration was canceled and has been rescheduled for the fourth quarter.

In addition, the system’s packaging has been simplified to speed and ease the conversion process. Current plans call for the initial up-fitting of trucks to occur in at least three locations, each in a different region of the country. The first location, Craftsmen Industries, has recently begun the upfitting process. Enabling conversions to occur in Mexico is also a possibility that’s being considered.

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

On February 6th, the 60th business day after the initial agreement, Jatropha signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Jatropha will come to Colorado for an inspection and live performance demonstration (See ‘Live MG80 Demonstration in Fort Collins, Colorado’ below). If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement

On April 9, 2018, Jatropha executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. The value of the initial order is in excess of one million dollars.

On September 30, 2018, the United States Mexico Canada Agreement was signed. The agreement updates the 25-year old North American Free Trade Agreement. We don’t foresee a significant price impact on Class 3-5 Ford pickup trucks in the short term.

Governmental approvals and tiered implementation will delay the impact. The signing of the agreement will likely happen in November and ratification awaits. Congress likely won’t event consider the agreement until 2019.

Even if the agreement is ratified quickly, there’s a five-year roll-in for many of the provisions, OEMs and suppliers have plent of time to review sourcing strategies and adjust their supply chains. In addition, much remains for the signatories to determine and define after ratification.

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

Payment terms require 50% down and 50% at time of shipment, each payable with a bank letter of credit. Product delivery will be considered FOB (Freight on Board) from Cool Technologies’ shipping dock. As to whether the new USMCA agreement will impact the Veracruz agreement, see the National Union of Jatropha Producers section above.

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

Purchase and Delivery of Truck to Craftsman Industries

On July 15th, the company purchased a Ford purchased a Ford F-450 Chassis Cab Truck. Subsequently, a metal flat bed was manufactured and installed. The truck was delivered to Craftsmen on September 15th. It will be used for the installation and refinement of the MG 125 kVA.

Order of Parts and Components

During the week of October 7, 2018, the company placed orders for System Controllers, 80 and 125 kVA Generators, Voltage Regulators, Panasonic Toughpads, Power Take-Offs (PTO) and Split Shaft PTOs.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended September 30,
	2018	2017	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	135,972	132,754	3,218	2.4%
Consulting	101,827	309,698	(208,141)	-67.1%
Professional fees	39,486	72,210	(32,724)	-45.3%
Research and development	12,891	77,034	(64,143)	-83.3%
General and administrative	161,153	92,152	69,001	74.9%
Total operating expenses	451,329	684,118	(232,789)	34.0%

Interest expense, net	(713,515)	(295,064)	(418,451)	141.8%
Change in fair value of derivative liability	3,444	(5,148)	8,592	-166.9%
Loss on extinguishment of debt	(151,848)	--	(151,848)	N/A
Gain on fixed asset disposal	11,231	--	11,231	N/A

Net loss	(1,302,017)	(984,330)	(317,687)	32.3%

Less: Noncontrolling interest	(148)	(3,276)	3,128	-95.5%

Net loss to shareholders	$(1,301,869)	$(981,054)	$(320,815)	32.7%

	Nine months ended September 30,
	2018	2017	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	408,787	397,702	11,085	2.8%
Consulting	317,709	641,997	(324,288)	-50.5%
Professional fees	259,428	176,493	82,935	47.0%
Research and development	447,477	188,832	258,645	137.0%
General and administrative	310,371	235,190	75,181	32.0%
Total operating expenses	1,743,772	1,640,214	103,558	6.3%

Interest expense, net	(1,685,107)	(861,409)	(823,698)	95.6%
Change in fair value of derivative liability	22,859	(1,542,548)	1,565,407	-101.5%
Loss on extinguishment of debt	(63,848)	--	(63,848)	N/A
Gain on fixed asset disposal	11,231	--	11,231	N/A

Net loss	(3,458,637)	(4,044,171)	585,534	-14.5%

Less: Noncontrolling interest	(1,610)	(9,665)	8,055	-83.3%

Net loss to shareholders	$(3,457,027)	$(4,034,506)	$577,479	-14.3%

Revenues

During the nine months ended September 30, 2018 and 2017, we have not generated any revenues.

Operating Expenses

Payroll and related expenses increased slightly during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 due to additional state payroll taxes levied.

Consulting expense decreased during the three months ended September 30 from $309,968 in 2017 to $101,827 in 2018 due to a reduction in the use of consultants and a reduction in stock and warrant payments for services rendered. During the nine months ended September 30, consulting expense decreased from $641,997 in 2017 to $317,709 in 2018 due to a reduction in the use of consultants and a reduction in stock and warrant payments for services rendered.

Professional fees decreased during the three months ended September 30 from $72,210 in 2017 to $39,486 in 2018 due to a decrease in legal services needed. During the nine months ended September 30, professional fees increased from $176,493 in 2017 to $259,428 in 2018 due to the additional cost of accounting resulting from the transition to a new audit firm and for legal services needed to address litigation that was dismissed at the beginning of the third quarter.

Research and development expenses decreased during the three months ended September 30 from $77,034 in 2017 to $12,891 in 2018 due to the completion of the initial MG work truck. During the nine months ended September 30, research and development expenses increased from $188,832 in 2017 to $447,477 in 2018 due to the hiring of two new engineering firms to complete development of the first MG system.

General and administrative expense increased during the three months ended September 30 from $92,152 in 2017 to $161,153 in 2018 due to additional insurance, advertising and sales promotion expenses. During the nine months ended September 30, general and administrative expense increased from $235,190 in 2017 to $310,371 in 2018 due to additional insurance, advertising and sales promotion expenses.

Other Income and Expense

Interest expense increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to accelerated debt discount amortization upon the conversion of convertible notes.

Net Loss and Noncontrolling interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate Net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2018, we had cash of $697,644.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $3,902,700 and $3,154,879, respectively, at September 30, 2018 and December 31, 2017. The decrease in working capital was due to an increase in debt and derivative liability that more than offset an increase in cash.

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

An amendment was signed on August 24, 2018 which extended the maturity date of the note to December 15, 2018. In exchange, the outstanding balance of the note was increased to $455,544.

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

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to October 1, 2018. In exchange, the note was changed from promissory to convertible with a a conversion price of $0.025 per share.

On September 25, 2018, the company issued 2,000,000 shares on conversion of $50,000 in debt.

On October 1, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019.

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

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2018. In exchange, the note was changed from promissory to convertible with a a conversion price of $0.025 per share.

On September 14, 2018, the company issued 2,000,000 shares on conversion of $50,000 in debt.

On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019.

April Convertible Note -- On April 26, 2018, the Company entered into a convertible note agreement. We received $128,000 with an original issue discount of $12,800 in lieu of interest, for a total amount of $140,800 due on July 25, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%. On October 18, 2018, the company wired $189,940 to the holder and the note was retired.

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

July Promissory Note – On July 5, 2018, the Company entered into a Promissory Note Agreement with a private individual. We received $100,000 in financing and promised to pay the principal amount on or before the one year anniversary. Furthermore, the Company committed to immediately pay the principal amount upon the receipt of funds from debt or surety bond financing, a bridge loan or payments received from product invoices or purchase contracts. In exchange, we issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.065. The warrants expire after five years. On September 28, 2018, the note was paid in full and retired.

August Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. We received $63,000 with an original issue discount of $6,300 in lieu of interest, for a total amount of $58,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(1,826,997)	$(1,316,637)
Net cash used in investing activities	(19,108)	(15,680)
Net cash provided by financing activities	2,370,406	1,726,571

Net cash used in operating activities increased as a result of higher spending on research and development. Our investing activity relates to the development of patents in both years. Cash provided by financing activities included sale of common stock for $259,995 and $1,166,000, respectively, during the first nine months of 2018 and 2017, as well as debt borrowings of $2,260,000 and $574,985, respectively, during 2018 and 2017.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. We will need additional funding to support product development and working capital needs. We hope to raise additional funds by entering in agreements for notes payable, insurance related debt and/or surety bond financing; however, there can be no assurance that we will be able to raise such additional financing.

Going Concern

We have incurred net losses of $48,704,767 since inception and have not fully commenced operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise capital, generate revenue, achieve profitable operations and repay our obligations when they come due. We will have to obtain additional debt and / or equity financing; however, we cannot provide investors with assurance that we will be able to raise sufficient capital to fund our operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s four officers, (2) there is no separate audit committee, and (3) we have not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2018.

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

Securities and Exchange Commission

On September 20, 2018, the Securities and Exchange Commission (SEC) approved an offer to settle the enforcement proceedings against the Company pursuant to Section 21C of the Securities Exchange Act of 1934.

These proceedings arose out of the violation of the Regulation S-X requirement that interim financial statements filed as part of a Form 10-Q be reviewed by an independent public accounting firm prior to filing.

On three occasions, specifically, May 20, 2013, August 19, 2013 and August 22, 2016, Cool Technologies filed Form 10-Qs that contained financial statements that were not reviewed by an independent public accounting firm. In two cases, the company properly disclosed that the 10Q’s were “unaudited and unreviewed” as set forth by the guidance in the Division of Corporation Finance Financial Reporting Manual Section 4410.3. And In each case, the Company subsequently filed a restated and amended Form 10-Q/A that complied with the Interim Review Requirement. In no instance were the filings ever subjected to audit challenge.

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X.

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

On August 27, 2018, we issued 650,000 shares of common stock to Spirit Bear upon conversion of 13 shares of Series A preferred stock.

On September 14, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $396,550 by Lucas Hoppel.

On September 26, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $169,950 by Lucas Hoppel.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.90*	Amendment to Senior Convertible Note dated August 24, 2018 between the Company and KHIC, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: November 19, 2018		/s/ Timothy Hassett
	By:	Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2018		/s/ Quentin Ponder
	By:	Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

