Form 10-K
period 2018-12-31
COOL TECHNOLOGIES, INC.
filed 2019-04-16
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the Registrant as of June 29, 2018, the last business day of the Registrant’s last completed second quarter, based upon the closing price of $0.07 per share as reported by the OTCQB Stock Market on such date was $12,400,311. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of April 1, 2019, 220,183,916 shares of common stock are issued and outstanding excluding 1,000,000 shares held in escrow.

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

Corporate History

We were incorporated on July 22, 2002 in the State of Nevada under the name Bibb Corporation. On September 3, 2010, we changed our name to Z3 Enterprises, Inc. ("Z3"), and on April 5, 2012, to HPEV, Inc. ("HPEV") and on August 19, 2015 our stockholders voted to approve a name change to Cool Technologies, Inc. Our 95% owned subsidiary, Ultimate Power Truck, LLC ("UPT"), was formed on April 17, 2014 in the State of Florida.

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

As of April 1, 2019, we have seven US patents, one Mexican patent and five pending applications (2 in Canada, 1 in Brazil, 2 US) covering composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel power vehicle platform system. We also have one Patent Cooperation Treaty ("PCT") application pending that covers integrated electrical power generation methods and systems.

The Company intends to sell a mobile electric power system powered by the Company's proprietary gearing system to commercial vehicle and fleet owners. It intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers. It may license its mobile electric power system as well.

Business Description

Cool Technologies has spent years designing and developing its technologies. The core technologies are:

Thermal Dispersion - patented technologies (totally enclosed heat pipe cooled and radial vent) that deliver liquid-cooled results for rotating equipment, multi-plate clutches, brakes and rotors without the use of liquid. Liquid cooling is the best, most effective cooling system for electric motors, however, it is also the most expensive. Our technologies reduce the cost of rotating equipment by eliminating the active material and, otherwise, extra components that liquid cooling requires. Our technologies also reduce production costs by increasing the power densities of the rotating equipment which enables them to output the same power from a smaller package.

Mobile Power Generation -- a patented and patents pending in-chassis system that outputs electrical power in amounts equal to or greater than skid-mounted generators or tow-behind generators from a smaller, lighter, more efficient package.

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

Totally Enclosed Heat Pipe and Radial Vent Heat Pipe

The Company has developed, designed, manufactured and third party tested Totally Enclosed Heat Pipe Cooled (TEHPC) designs. It also owns the patents on the designs. The designs apply to drypit submersible motors and

650kVA marine duty generators.

Our patent portfolio covers the application and integration of our heat pipes into various other cooling schemes for enhanced heat removal in motors (i.e. electric motorcycles, cars and trucks), generators (i.e. e-axles and the MG system) and numerous other industrial applications including multi-clutches for vehicles and brakes and rotors for vehicles marine, aviation and military. We believe that our technologies have the potential to deliver power output increases and cost reductions, depending on the machine type or motor/generator size, as follows:

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

Testing conducted by independent laboratories showed a 200% increase in horsepower capability for a dry pit submersible pump and a 25 to 35% increase in power density for a 650 kVA generator.

Our revenue model for the heat dispersion technology is to license the technology in exchange for royalties. Our design and manufacturing experience will be put to use by taking current product in the market, retrofitting with our TEHPC and radial vent heat pipes and handing back to the OEM a third party tested and validated, manufacturable product that increases performance and lowers cost.

The electric motorcycle industry which includes brands such as Harley Davidson, Zero and others, relies on both air- cooled and liquid-cooled motors. We believe our technology can result in the production of smaller, lighter weight motors as well as cooler motors, batteries and controls. We believe it will also address common performance issues such as overheating which shuts down the motor and forces the rider to stop and let the motor cool.

Thermal Technology Target Markets: Generators

Large kilowatt:	prime power
Stationary:	emergency back-up, UPS systems
Commercial Mobile:	Electric vehicles and motor- cycles, e-axles, battery management systems
Consumer:	home standby, recreation
Rental:	mobile + light towers, pumps, compressors

Mobile Power Generation (MG)

The Company has a patent pending gearing system, which is used to power an in-chassis generator, eliminating the need for some commercial vehicles to tow a mobile generator to a work site. Management believes that there is a need for on-board, continuous generation of up to 350 to 400 kilowatts (kW) of power to remote jobsites, charge electric vehicles and generate emergency power in the event of an outage or disaster. Recent meetings with Mexican farmers, military personnel and electric vehicle companies have validated the need for such applications. We offer an in-chassis generator installation kit as a stand-alone (Mobile Generator or MG) for third parties and may create an in-house brand (Ultimate Work Truck) with the system installed.

Management, along with key directors and members of the Board of Advisors utilized 2018 to establish production centers, expand business relationships in the USA, Mexico, the Middle East and Australia. The Company also signed supplier agreements and purchase components, joined industry trade associations and generated 10 purchase orders to go with the 269 sales commitments which previously confirmed revenues for the Company. They also increased electrical output for the MG, added new technical capabilities (such as enabling it to output both single and three phase power simultaneously from the Company’s planned no-idle system), updated software, finalized data packs, models and schematics to enable third party up-fitting, and defined the steps of the purchase cycle with our manufacturing partner, Craftsmen Industries. We also launched our MG30-MG125 products in the first quarter of 2019. First article build-to-print is currently underway and will be completed in Q2 of 2019, enabling our pre-production and production runs to start in Q2 and ramp up in Q3.

In May 2018 we demonstrated an MG80 mobile electric power system in Fort Collins, Colorado before Mexican representatives from a variety of government and industry sectors generated interest for several applications in the country including water purification and deep well pumping.

A review of a first run MG80 production vehicle was held at Craftsmen Industries in St. Louis on March 27th, 2019.

Our revenue model for an in-chassis mobile electric power generation system is driven by the efforts of partner up-fitters and truck body builders along with regional sales teams and independent representatives as well as potential strategic alliances and joint ventures.

We believe that in head-to-head competition with tow behind generators, our mobile generation technology should prove very disruptive. Operators in such markets as the military, utilities and agriculture, to name a few, will be able to work in remote locations without having to tow or drop in a generator. We believe that the reduction in overall weight and size should also deliver significant operating efficiencies and savings to government and work truck fleets.

Truck mounted electric vehicle charging systems provide a distinctive way for electric vehicle manufacturers to separate themselves from the competition and a way to help address the financial needs of their smaller market dealers: Mobile charging vehicles don’t require permits or build out of infrastructure which, depending on the type of charging required can cost $300,000 to $400,000 per dealer (http://electrek.co/2018/10/16/porsche-taycan-dealers-charging-stations/). Our technology can provide Level 2 and DC Fast Charging (up to and including 350 kVA on a Class 7 13 liter) and deliver even more power in the future. That’s because the system is retrofittable. It can be uninstalled and reinstalled on a larger truck that generates more torque.

For small market dealers, the truck can act as an interim solution to postpone or minimize the installation costs until sales justify expenditures. In fact, the Company intends to make acquisition easier by offering vehicle leasing through our network of truck up-fitters.

Mobile charging can also be offered as a service to new vehicle owners on a complementary or service contract basis. If a home charger fails or a vehicle gets stuck on the road the owner is covered, the dealer can send out a truck.

The mobile electric vehicle charging trucks could also be branded as a service of the charging networks growing along transportation corridors around the world and the cost shared among their members.

Cool Technologies can integrate water purification and desalination units with the MG to offer water treatment as well as delivery if a rolling tank is hitched to the truck. The truck-mounted systems cleanse contaminated, polluted and waste water or remove saline from saltwater to produce 2,500 to 20,000 gallons of water per day. The desalination unit can output either clean potable water for drinking and cooking or non-potable water for agricultural use.

Both disaster relief agencies and agricultural entities can benefit. In disaster areas, four-wheel drive vehicles can traverse downed trees ,blocked roads and forbidding terrains to bring aid quickly to those in need. Whereas, in farming regions throughout the world, industrial pollution has affected the aquifers and other water sources. In coastal areas, excessive pumping has led to saltwater intrusion in the aquifers.

Cool Technologies offers our patent-pending no-idle option that enables the MG system to operate solely through battery and solar power without the need to idle the truck’s engine. An MG outfitted with a solar or battery-powered no idle system could output clean drinkable water for virtually no cost.

Competition

Heat Dispersion Technologies (Totally Enclosed Heat Pipe Cooled and Radial Vent Heat Pipe)

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

Mobile Electric Power (MG30-MG200)

Management believes that the Company can compete in the mobile electric power market because there is a need for in-chassis generators, as opposed to trailer-mounted generators towed behind a vehicle. A primary benefit is that the in-chassis installation enables a truck to tow other trailers and equipment, however, we believe the greatest selling point is value. In comparison to the purchase price of a new Doosan towable generator, we can provide up to 200 kilowatts ("kW") of auxiliary mobile power to any location for less than half the production cost of a towable, trailer-mounted generator, which may weigh over 10,000 pounds. We deliver the same power at under 3,000 pounds. Our Mobile Generation system also offers the same features of a tow behind generator including single and three phase outputs as well as a full function generator panel with enhanced capabilities including a touchscreen, digital controls and optional telematics.

We believe our competition in the mobile generator market will be from well-established companies such as Cummins, Caterpillar Inc. (“Caterpillar”), Doosan Group (“Doosan”), Wacker Neuson SE (“Wacker Neuson”), Multi Quip Inc. (“Multi Quip”) and Generac Power Systems (“Generac”). All of them offer towable, trailer-mounted generators. Only Cummins Onan offers an onboard generator and it is specifically engineered for mobile emergency vehicle use.

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

Real Power from Contour Hardening, Inc. offers one and three phase AC power systems driven by a PTO. According to their website, system voltages range from 10 to 200 kW. Systems under up to 30kW retrofit under the beds of class 3 to 5 diesel trucks. Systems larger than 100 kW require Class 6 diesel trucks and a side mount. An important difference between the Real Power and the MG systems is that MG can generate up to 125 kW on class 3 to 5 trucks and it does so independently from the transmission.

Modular integrated systems offer varying combinations of air compressors, welders, hydraulics and generators. Vanair Manufacturing, Inc’s Underdeck uses a PTO to power air compressors, hydraulics and either 6.6 or 9.6 kW generators, according to the Company’s website. A generator-only version outputs up to 25 kW of single-phase power.

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

Via Motors’ website highlights sales of plug-in hybrid electric vans into hybrids. The optional power export module provides 14.4 kW at 60 amps through 120 and 240 volt outlets. The Company is also working on a utility-grade output module to deliver 50 kW. In January of 2018, Via announced it was partnering with China-based Zhejiang Geely New Energy Vehicle Co. Ltd., a subsidiary of Zhejiang Geely Commercial Vehicle Group, to co-develop a medium-duty extended range electric truck.

Workhouse Group, Inc. has announced on their website plans to offer 7.2 Kilowatts of exportable power with an option for 14.4 kilowatts from their W-15 Plug-in Electric Pickup Truck. The Company is taking pre-orders. According to a May 2017 article on MotorTrend.com, the Workhorse W-15 will go into production in late 2018 at a price of $52,500, however, as of January 2019, the Workhouse website was still taking pre-orders.

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

Efficient Drivetrains, Inc. (“EDI”) develops and markets a range of PHEV and EV drivetrain systems. The drivetrain integrates with light, medium, or heavy-duty vehicle designs. Their exportable power options provide 50 up to 160 kW of power for up to 12 hours. As noted in their website, the Company recently introduced a Class 6 plug-in hybrid electric truck that exports as much as 160 kW of power. On July 2, 2018, Cummins, Inc. announced that it had acquired Efficient Drivetrains.

EDI is one of the few companies that offers an option to export synchronized power that enables the vehicle to connect directly to the utility power grid (V2G).

Electric Vehicles International, a subsidiary of First Priority Greenfleet, replaces stock transmissions with a drive system that operates in hybrid or electric modes. According to the Company’s website, a V2G option exports up to a 120 kW of grid-synchronized power.

Allison Transmission partnered with another company to offer a generator integrated with the transmission into a single casing. The TITAN On-Board Vehicle Power produces electrical power from 30 to 125 kW for medium tactical and combat vehicles which can weigh as much as 40,000 pounds.

While both the MG and the Titan are retrofittable, there are important differences. The Titan is limited to new vehicles that incorporate the Allison 3,000 Series Transmission and is not available as a retrofit. The MG can produce up to 125 kW on an 8,000 pound as opposed to a 40,000-pound vehicle. Also, the MG’s power is produced independently from the transmission, consequently, the truck can still operate if the generator stops working.

Other companies use a vehicle's engine to charge on-board batteries, which then run the generator when the vehicle is stopped. While this eliminates idling, output tends to be less than 50 kilowatts (kW) and lithium-ion batteries typically power the system. The batteries have limited runtimes and a shorter lifespan than acid batteries. In addition, they must be cooled to operate properly.

Altec Inc. JEMS (Jobsite Energy Management System) is an integrated plug-in system that uses stored electrical energy to power equipment and provide up to 4 kW of exportable power, according to the Company’s website.

Two companies dominate belt driven systems: Aura Systems, Inc. and Mobile Electric Power Solutions, Inc. ("MEPS"). Both systems use a vehicle's engine to power a generator and produce electricity whenever the engine is running. The interface to the vehicle is under the hood via a separate belt system.

Aura Systems generates up to 20 kW whereas MEPS provides up to 15 kW. Both companies provide clean power to operate sophisticated electronic equipment. MEPS delivers alternating current ("AC") power, whereas Aura Systems outputs both AC and direct current ("DC").

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

We currently intend to offer Level 3 charging which relies on 480 volt DC (direct current) power within a year. Most Level 3 chargers provide an 80% charge in 30 minutes. At that point, we believe that the system should become a viable and cost-effective substitute for a standard charging station.

The only competition for mobile electric vehicle charging of which we are aware is Real Power, a division of Contour Hardening, Inc. Their self-contained system allows for Level 3 DC fast charging of compatible electric vehicles and uses a PTO driven generator. As noted above, Real Power cannot output more than 30 kW on Class 3-5 trucks. To achieve Level 3 DC fast charging, their system requires a class 6 vehicle.

Mobi EV Charger offers a battery powered electric chargers that are essentially batteries on wheels with a built-in drive system operated by a joystick. It is designed for fixed locations such as parking lots and dealerships and, consequently, it is not street legal. The Level 3 fast charger is equipped with a 160-kilowatt-hour battery and will charge at around 50 kilowatts. The charger is due to enter beta trials in the second quarter of 2019.

Another variation on mobile charging relies on a self-contained unit that is dropped into place. EVgo launched Fast Start, which incorporates a pair of 50-kilowatt fast chargers on a metal sled.

EV Safe Charge offers EV Charge Mobile, a temporary Level 2 and DC fast charging systems delivered to locations on demand Volkswagen intends to offer a similar system with up to 360 kWh charging capacity. According to a press release, the first charging stations will be set up in first half of 2019.

Both the battery-on-wheels and the delivery and drop-off systems aim to address the problems with permitting, construction and electrical infrastructure upgrades common to permanent charging installations.

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

Manufacturing

We do not plan to manufacture in-house. The Company works with Craftsmen Industries utilizing its assets and system integrators to up-fit our Mobile Generation technology. For our thermal technologies, the Company plans to rely on product development agreements with manufacturers who will then pay a license or royalty per unit. We anticipate that such agreements will delineate the respective intellectual property owned by both companies, describe the goal of the testing to verify the savings and value to a particular company, the equipment to be modified, the criteria that constitute successful testing, how and where the tests will be conducted and the next steps to be taken in the event of successful testing.

Suppliers

For mobile power generation, the required software and its vehicle integration will be supplied by Czero, Inc. along with partner truck up-fitter, Craftsman Industries and others to be named later.

Production level quantities of system components will be handled by a variety of suppliers such as Panasonic, Nidec Motor Corporation and Woodward, an independent designer, manufacturer, and service provider of control solutions for the aerospace and industrial markets.

Panasonic System Communications Company of North America supplies Panasonic Toughpad tablets, equipped with the CoolTech software to function as the Human Machine Interfaces. Field technicians control and calibrate the Mobile Generation systems through the touchscreens. The Toughpads are deployed in the trucks’ cabs.

For the thermal technology applications in electric motors, Aavid Thermacore, a division of Boyd Corporation, will supply the heat pipes and mechanical structure, which combine to make the heat exchangers. We will coordinate with them to combine our thermal technology with Aavid Thermacore technology in the creation of heat exchangers.

For dry pit submersibles (a type of submersible pump which can also operate in a dry environment), we intend to purchase the wound stator and the rotor-shaft from Nidec Motor Corporation or other partner sources such as Baldor Electric, Regal Beloit and others. We intend to purchase the fully-machined castings from the Quality Castings Company, located in Orville, Ohio. We intend that these components will then be assembled and tested by Consulting Point, Inc. located in Brownsville, Texas or another partner assembler in the USA.

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

As of April 1, 2019, we have seven US patents, one Mexican patent and five pending patent applications (2 in Canada, 1 in Brazil, 2 in US) covering composite heat structures, motors and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle platform system. We also have a Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems. In addition, we have applied for and received a trademark for an acronym for one of our technologies: "TEHPC"

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may also rely on certain proprietary technologies and know-how that are not patentable.

We strive to protect such proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and contractors. The Company has a policy of not disclosing its patent applications in order to protect the underlying technology.

The following table sets forth the patents we own or license which we believe support our technology.

Patent Number	Country	Filing Date	Issue Date	Expiration Date	Title
8,283,818 B2	US	February 4, 2010	October 9, 2012	October 9, 2032	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	March 13, 2032	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	April 3, 2032	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	June 12, 2032	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	August 4, 2029	Electric Motor with Heat Pipes
9,618,068	US	December 18, 2014	April 11, 2017	April 11, 2037	Heat Pipe Cooled Wet Brake
9,543,809	US	February 25, 2014	January 10, 2017	January 10, 2037	Radial Vent Composite Heat Pipe
346856	Mexico	August 25, 2015	April 3, 2017	February 25, 2034	Radial Vent Composite Heat Pipe

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

The Company adds a mobile power generation system to Class 3-8 work trucks. In addition to an existing generator incorporating our thermal technology, the stand-alone version of our auxiliary mobile power system will include a specialized gearing package, which connects the drive train to a generator that will be added on-board. The vehicle and drive train operate normally in accordance with manufacturer's specifications. No regulations are violated or exceeded. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

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

In addition, the total weight of the additional components should remain within the vehicle's gross vehicle weight rating. As a result, we believe that our retrofits will comply with federal and state transportation regulations.

While we do not create and market our products around government subsidies and tax incentives, an MG truck equipped with a charger can provide a Level II charge to one or more electric vehicles. Our 200 kVA truck will enable Level III DC fast charging capability. Assuming the MG truck qualifies as a charging station at least 27 states and a number of municipalities offer tax credits or rebates for electric vehicle charging stations.

If we fulfill all elements of our business plan, we will have to prepare for, understand and ultimately meet emerging product environmental regulations around the world. Our products will have to comply with the current emission standards that went into effect in the European Union in 2015, as well as the standards in other international markets, including Japan, Mexico, Australia, Brazil, Russia, India, and China that are becoming more stringent.

Employees

As of April 1, 2019, we had three full time employees and no part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During the years 2018 and 2017, we incurred research and development costs of $501,342 and $348,424, respectively. Such costs were not borne directly by customers.

Item 1A: Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2018 and 2017 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2018, we have incurred net losses of $49,866,128 since inception and have only recently commenced full operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. We are pursuing various financing alternatives to support the sales and manufacture of our mobile power generation systems driven by our proprietary gearing system as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives.

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

We have only recently commercialized our mobile power generation system. Sufficient funds from recent bridge financing are available to fund a pilot run by Craftsmen Industries who is our manufacturing partner. We also have reason to believe from current negotiations that funds will be available for the transition from pilot run to full production of the mobile generation system. However, there are risks that what is learned from the pilot run may delay full production which might delay funding. If we are unable to obtain additional funding in a timely manner it will have a negative impact.

We have a history of operating losses

From incorporation in 2002 to December 31, 2018, we have incurred net losses of $49,866,128. Going into 2019, we are now in a position to reverse this history of operating losses and have reason to believe that positive cash flow may be achieved as early as the fourth quarter 2019. This assumes the pilot run of the mobile generation is successful and that the anticipated financing becomes available. The risk is that the pilot run identifies problems or that funding for production is not available.

The anticipated financing is based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP. In the event that the financing fails to close, we will likely rely on customer letters of credit or deposits to fund orders and we may issue additional equity securities, convertible or non-convertible debt to raise needed capital. We may be unable to secure such funding when needed in adequate amounts or on acceptable terms, if at all. Any additional equity financing may involve substantial dilution to our then existing stockholders. The inability to raise the additional capital will restrict our ability to develop and conduct business operations.

The market for mobile power generation is changing.

Although tow-behind generators have been the standard for more than 60 years, the market is changing. A greater number of hybrid and electric vehicles are being sold and low power generation systems are being incorporated in internal combustion trucks. As the MG System produces power equal to tow behinds from a smaller, lighter package, it is reflective of that change. Significant increases in the electrical output of existing mobile power systems, new government regulations or changes in consumer demand and behavior may slow the growth of our business and negatively impact our financial results.

Many of our potential competitors are better established and have significantly greater resources.

The market for the products we develop is highly competitive. Many of our potential competitors are well established with larger and better resources, longer relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. Increased competition may result in price reductions, reduced gross margins, loss of market share and loss of licensees, any of which could materially and adversely affect our business, operating results and financial condition. We cannot ensure that prospective competitors will not adopt technologies or business plans similar to ours or develop products which may be superior to ours or which may prove to be more popular. It is possible that new competitors will emerge and rapidly acquire market share. We cannot ensure that we will be able to compete successfully against future competitors or that the competitive pressures will not materially and adversely affect our business, operating results and financial condition.

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

We will be dependent on our suppliers. The inability or refusal of these suppliers to deliver components at prices and volumes acceptable to us would have an adverse effect on our business.

We have selected suppliers, issued purchase orders and received products for our mobile power generation system. We source globally from a number of suppliers, none of which are single source suppliers for these components.

Failure to obtain reliable sources of component supply that will enable us to meet quality, price, engineering, design and production standards, as well as the production volumes required to successfully market our conversion system could negatively affect our Company's revenues and business operations. Even if we are successful in developing a high-volume mobile power manufacturing platform and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns.

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

We face an inherent business risk of exposure to product liability if our mobile power generation system or other products fail to perform as expected or failure of our products results in bodily injury or property damage.

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

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including damages for past infringement if it is ultimately determined that our products or technology infringe a third party's proprietary rights. Further, we may be prohibited from selling or providing products before we obtain additional licenses, which, if available at all, may require us to pay substantial royalties or licensing fees. Even if claims are determined to be without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from our other business concerns. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our business to be negatively impacted and our stock price to decline.

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

The initial sales of our mobile power generation systems were to Mexican buyers. It’s likely that there will be further sales, licensing and distribution of products and technologies outside the United States, and that we will derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in United States dollars, but a significant portion of our revenues may be earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have an adverse effect on our business, results of operations and financial condition.

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

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the four officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee.

Any failure to implement new or improved controls necessary to remedy the material weaknesses described above, or difficulties encountered in the implementation or operation of these controls, could harm our operations, decrease the reliability of our financial reporting, and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

As of December 31, 2018, there are 20 shares of Series A preferred stock (“Series A Stock”) issued and outstanding (each such share of Series A Stock has the voting right of 50,000 shares of common stock) convertible into an aggregate of 1,000,000 shares of common stock and 2,727,270 shares of Series B preferred stock (“Series B Stock”) issued and outstanding. For so long as the Series B Stock is issued and outstanding, the holders of Series B Stock shall vote together as a single class with the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes on all such matters. There are also warrants to purchase an aggregate of 80,641,440 shares of common stock and options to purchase an aggregate of 4,000,000 shares of common stock outstanding. The issuance of shares upon conversion of preferred stock and exercise of warrants and options will result in substantial dilution to the interests of other stockholders.

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

Although our shareholders appointed independent directors to the board, we do not currently have independent audit or compensation committees. Until then, the directors who are part of management have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

Our executive officers and directors control approximately 17% of our outstanding common stock. In addition, one of the directors owns Series B preferred shares which together with two other stockholders control 66 and 2/3 of the voting rights of the Company. These officers and directors, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders' best interest but which might negatively affect the market price of our common stock.

We are in breach of our agreements with certain investors for failure to timely file a registration statement with the SEC registering shares offered and sold to such investors.

In connection with the offer and sale shares and warrants to purchase shares of common stock, the Company agreed to file a registration statement with the SEC including these shares once the Company sold an aggregate of 1 million shares. The Company sold 1 million shares in July 2013. In addition, our placement agents also have "piggyback" registration rights for shares underlying warrants issued to them. If an investor or placement agent decides to bring an action against the Company before this registration statement is deemed effective we may be faced with litigation and other costs and damages if unsuccessful in any such action.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 350,000,000 shares of common stock, par value $0.001 per share, of which as of April 1, 2019, 220,183,916 shares are issued and outstanding excluding 1,000,000 shares held in escrow. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may have an adverse effect on any trading market of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company rents a virtual office, which it uses as its corporate headquarters for a monthly rent of $300. The office is located at 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637. We believe this space is adequate for our current operations.

Item 3. Legal Proceedings

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

On March 27, 2018, a Subpoena was issued and served upon the Law Offices of Gary S. Park P.C. On April 3, 2018 counsel for Plaintiffs withdrew and were replaced by Mr. Sang Joon Sim, Esq. of Sim & Record, LLP which shares an address with Mr. Park’s law offices. On April 3, 2018 plaintiffs obtained new counsel. On May 31, 2018 the parties entered into a settlement and on July 3, 2018 the Honorable Judge Mauskopf ordered the matter dismissed with prejudice without costs to either party. On July 9, 2018 the Order was entered dismissing the matter.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Securities and Exchange Commission Settlement

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

Quarter Ended	High	Low

March 31, 2018	$0.07	$0.04
June 30, 2018	$0.09	$0.06
September 30, 2018	$0.08	$0.03
December 31, 2018	$0.06	$0.02
March 31, 2017	$0.15	$0.08
June 30, 2017	$0.26	$0.07
September 30, 2017	$0.09	$0.05
December 31, 2017	$0.09	$0.06

The last reported sales price of our common stock on the OTCQB on April 11, 2019, was $0.04.

As of April 1, 2019, there were 210 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2018:

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

____________

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

On February 27, 2018, we issued 441,727 shares of our common stock to Lucas Hoppel pursuant to the terms of a securities purchase agreement entered into on August 25, 2017, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months.

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

On March 29, 2018, we issued 9,603,662 shares of common stock to Gemini Special Opportunities Fund upon the cashless exercise of a warrant to purchase 13,603,662 shares of common stock.

On April 2, 2018, we sold a total of 1,111,111 shares of common stock and a five-year warrant to purchase 1, 111,111 shares of our common stock at an exercise price of $0.045 per share to an accredited investor in a private offering. We received $50,000 as consideration for the sale of such securities.

On April 4, 2018, we sold a total of 200,000 shares of common stock and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share to an accredited investor in a private offering. We received $10,000 as consideration for the sale of such securities.

On April 10, 2018, we issued 2,025,000 shares of our common stock upon partial conversion $50,625 on convertible debt of $374,873. by KHIC, LLC.

On April 19, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $169,950 by Lucas Hoppel.

On May 23, 2018, we issued 3,298,000 shares of our common stock upon final conversion of $82,450 on convertible debt of $169,950 by Lucas Hoppel.

On May 24, 2018, pursuant to the issuance of a convertible promissory note for $110,000 on May 22, 2018, we issued 400,000 shares of our common stock as inducement shares to Lucas Hoppel.

On June 18, 2018, we sold a total of 1,583,333 shares of common stock and a three-year warrant to purchase 1,187,499 shares of our common stock at an exercise price of $0.06 per share to an accredited investor in a private offering. We received $95,000 as consideration for the sale of such securities.

On August 27, 2018, we issued 650,000 shares of our common stock upon the conversion of 13 shares of Series A preferred stock by Spirit Bear.

On September 14, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $37,500 on convertible debt of $396,550 by Lucas Hoppel.

On September 26, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $226,600 by Lucas Hoppel.

On October 26, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $226,600 by Lucas Hoppel.

On October 31, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $396,550 by Lucas Hoppel.

On November 14, 2018, we issued 2,500,000 shares of our common stock upon partial conversion of $62,500 on convertible debt of $226,600 by Lucas Hoppel.

On November 26, 2018, we issued 330,343 shares of our common stock to Lucas Hoppel pursuant to the terms of a securities purchase agreement entered into on May 22, 2018, which required the issuance of additional inducement shares if the price of our common stock decreased six months from the date of the agreement so that the aggregate value of the shares issued on the closing date would equal the aggregate value of the shares after six months

On December 6, 2018, we issued 2,000,000 shares of our common stock upon partial conversion of $50,000 on convertible debt of $113,300 by Lucas Hoppel.

On December 6, 2018, we issued 2,532,000 shares of our common stock upon final conversion of $63,300 on convertible debt of $113,300 by Lucas Hoppel.

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

Plan of Operation

We have not generated any revenues to date. We generated our first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale. On June 9, 2017, the Company received a purchase order for 10 MG systems from Craftsmen Industries. We expect the order will be fulfilled in 2019. A 50% down payment will be received from Craftsmen at the time of customer acceptance.

We generated our third and fourth purchase commitments on November 7 and 27, 2017 from Jatropha, Inc and Veracruz Inc, respectively. Jatropha committed to purchase a total of 234 vehicles and Veracruz committed to purchase a minimum of 25 vehicles (maximum of 50 vehicles). An inspection and performance demonstration occurred in early May in Fort Collins, Colorado. The impressions made and connections established should grow into more business orders in 2019. Feedback from initial viewers has resulted in others coming to see the second demonstration in March 2019. A portion of their funding comes from the Mexican government which recently changed administrations in December.

Craftsmen Industries was selected to produce the first systems due to its engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles.

In the meantime, we primarily incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

We have developed and intend to commercialize thermal dispersion technologies in various product platforms and, a parallel power input gearbox around which we have designed a mobile generator system. As part of the commercialization efforts, we have applied for and received a trademark for our Totally Enclosed Heat Pipe Cooled technology or 'TEHPC'.

Management is pursuing various financing alternatives, based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP, with Aon Risk Services Central, Inc. and Catlys. We see this as the best path forward for non-dilutive funding.

The funding will be used to support completion of the initial phases of our business plan, which is to license our thermal technologies and applications; to license or sell a mobile electric power system powered by the Company's proprietary gearing system; and to license it submersible motor dry pit technologies and/or to bring to market its technologies and applications through key distribution partners.

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

Amendment of Articles of Incorporation

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

Furthermore, Craftsmen has agreed to produce the MG systems for the Company’s initial orders from Jatropha and Veracruz (See below). Since October 2018 we have been ordering components for the initial pilot production run which will be completed in the second quarter of 2019. In parallel, purchase orders will be placed for components to support increased production in the months that follow.

Veteran Technology Group

On May 26, 2017, the Company entered into a five-year strategic alliance agreement with Veteran Technology Group LLC (“Vet Tech”), a developer of artificial intelligence (“AI”) software for advanced troubleshooting of complex systems. The agreement automatically renews for successive one-year terms unless terminated by either party 30 days prior to its expiration. The agreement may be terminated earlier by either party upon 60 days prior notice. The parties agreed not to solicit the other parties’ employees or contractors for six months after the expiration or termination of the agreement.

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

The purchase commitment stipulates that CoolTech will furnish Jatropha with an MG80 retro-fitted onto a Ford F-350 truck within 60 business days. To ensure the system is optimized to meet Jatropha’s needs, CoolTech set the terms of the agreement to allow both teams to gather data and provide performance feedback another 30 to 60 days. Upon completion of this period, Jatropha will release the balance of the order for 233 units. Payment terms require 50% down and 50% at time of shipment, FOB (Freight on Board) from Cool Technologies’ dock.

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

On February 23, 2018, Veracruz signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Veracruz will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

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

The first initiative resulted in CoolTech’s use of the Panasonic Toughpad tablet to provide a rugged touchscreen interface for field technicians to control and calibrate the Mobile Generation systems. The Toughpad will be deployed in the trucks’ cabs.

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

In January 18, 2018, the Company entered into an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (“IP”) analytics, to assess the value of the Company’s IP. As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing. Since then significant progress has been achieved. We expect the financing to close and fund in 2019.

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

A representative of the National Union of Jatropha Producers approved the generator-equipped truck. We plan to put this into production as soon as final funding is secured. Based on initial feedback and subsequent meetings and conversations with other attendees, the Company expects the demonstration will lead to more than $20 million worth of new orders.

Purchase and Delivery of Truck to Craftsman Industries

On July 15, 2018, the Company purchased a Ford F-450 Chassis Cab Truck. Subsequently, a metal flat bed was manufactured and installed. The truck was delivered to Craftsmen on September 15th. It will be used for the installation and refinement of the MG 80 kVA system. A second F-450 will be used for the MG 125 kVA system.

Order of Parts and Components

During the week of October 7, 2018, the Company placed orders for System Controllers, 80 and 125 kVA Generators, Voltage Regulators, Panasonic Toughpads, Power Take-Offs (PTO) and Split Shaft PTOs.

CALSTART, Inc.

CoolTech joined CALSTART, Inc. (“CALSTART”) a non-profit, clean transportation technology coalition in November 2018. The coalition works with member companies and agencies to foster a high-tech clean-transportation industry by accelerating the adoption of emerging technologies and helping build markets.

Since then, the Company has been in contact with 4 utilities, 3 telecoms, 2 truck upfitters and 3 hybrid truck manufacturers. Proposals have been made for 3 MG systems of differing power to be installed on California Air Resources Board (CARB) certified vehicles, an MG No-idle system and an MG truck with a hydrogen-infused fuel system.

On Thursday, January 17, 2019, a representative of the Company attended a meeting of the CALSTART Leadership Circle at Porsche Cars North American Headquarters, in Atlanta, Among the topics covered were the infrastructure pathway for electric vehicles and electric vehicle market growth. At the event, the Company met with representatives from Southern Company, Duke Energy and Altec, Inc.

Creation and Delivery of Business Proposals

The Company has been very active in putting forth new business proposals in line with our strategy to target specific industry markets. We regularly review relevant press releases, major media articles and trade publications from various industries to keep up with trends and uncover opportunities. We also attend seminars and conferences to meet and network with prospective clients. Since the beginning of the year, we have delivered proposals to major utilities (Southern Company, Duke Energy) and car manufacturers (Porsche) covering electric vehicle charging for dealers and customers.

TARDEC

On February 26, 2019, a representative of the Company attended a Collaboration Day with the U.S. Army’s Tank Automotive Research Development and Engineering Center (TARDEC) at Marine Corps Air Station, Miramar. TARDEC is the U.S. Army's Research, Development and Engineering Center for all Ground Vehicles and Ground Vehicle Systems technology and integration, as well as Fuels and Lubricants, Water Supply and Wastewater Treatment, Tactical Military Bridging, Construction Equipment, Material Handling Equipment, and Army Watercraft. The Company participated in one-on-one sessions with members from the Ground Vehicle Power and Mobility team which pursues advanced technologies to increase fleet energy flexibility and efficiency with the goal of providing more power output without adding weight that degrades system performance.

On February 27, 2019, the Company participated in Tardec’s Vehicle Electrification Forum which serves to advance electrification of Army combat and tactical systems by enabling industry to innovate products that meet Army needs and requirements. The Forum is a mechanism for industry to contribute to the formation of TARDEC's Vehicle Electrification Strategy. A representative from the Company participated in a session covering electric recharging and issues related to future powertrain configurations including improved system efficiency; requirements for hybrid, electric, and fuel cell configurations; energy storage; vehicle-to-grid and vehicle-to-vehicle capabilities; and engine/transmission improvements.

Unveiling of Initial Production Run Vehicle

On March 27th, the Company unveiled the initial production run of its Mobile Generation (MG) work trucks for inspection by an audience of agricultural and community leaders from Latin America at Craftsmen Industries.

The itinerary for the showcase event included a tour of the St Louis manufacturing facility and inspection of the first production run MG vehicle in operation as it powered a variety of equipment.

The purpose of the viewing was not only to show the truck’s capabilities, but to get feedback from the attendees and learn what are their specific needs and applications as well as what features and functions are important to them.

The Company believes Latin American politicians, factory owners and fruit growers will attend a similar inspection in St. Louis, Missouri in late April.

Going Concern

As a result of our financial condition, the consolidated financial statements for the years ended December 31, 2018 and 2017, include an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. To continue as a going concern, we must raise additional capital to implement production of our MG Systems and the sales and licensing of technologies covered by our patents. If we are not able to do this, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	2018	2017	Change	%

Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	591,858	665,807	(73,949)	(11.1)%
Consulting	433,978	810,924	(376,946)	(46.5)%
Professional fees	305,778	228,829	76,949	33.6%
Research and development	501,342	348,424	152,918	44.0%
General and administrative	426,665	324,977	101,688	31.3%
Total operating expenses	2,259,621	2,378,961	(119,340)	(5.0)%

Interest expense, net	(2,336,442)	(1,233,023)	(1,103,419)	89.5%
Change in fair value of derivative liability	83,963	(1,529,312)	1,613,275	(105.5)%
Loss on extinguishment of debt	(120,016)	70,079	(190,095)	N/A
Gain on fixed asset disposal	11,231	--	11,231	N/A

Net loss	(4,620,885)	(5,071,217)	450,332	(8.9)%

Less: Non controlling interest	(2,497)	(11,891)	9,394	(79.0)%

Net loss to shareholders	$(4,618,388)	$(5,059,326)	440,938	(8.7)%

Revenues

During the years ended December 31, 2018 and 2017, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of our Company. The order is in the production queue along with other existing orders.

Operating Expenses

Operating expenses decreased during the year ended December 31, 2018 compared to the year ended December 31, 2017, due primarily to a 46.5% reduction in consulting costs which exceeded the increases in professional fees, research and development as well as general and administrative. During the year ended December 31, 2018, payroll and related expenses and consulting expenses decreased by $73,949 and $376,946, respectively, due to limited funds.

The increase in professional fees was due primarily to overlapping payments to two auditors as the Company transitioned from one to the other. The increase in research and development was due to the final phase of commercialization of the Company’s MG system. The increase in general and administrative costs was due to payment of commissions on capital raises and installment payments of fees levied by the SEC.

Other Income and Expense

Interest expenses during the years ended December 31, 2018 and 2017 related primarily to our debt. The change in fair value of derivative liability reflects the change in fair value of the conversion features embedded in the convertible debt agreements entered into in May 2016, December 2016, March 2017, April 2018, May 2018, August 2018 and December 2018 and also includes the change in fair value of common share equivalents that were previously reclassified to derivative liability as a result of insufficient authorized but unissued shares.

Net Loss and Noncontrolling Interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At December 31, 2018, we had cash and cash equivalents of $24,435.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $4,643,956 and $3,154,879 at December 31, 2018 and 2017, respectively. The decrease in working capital was due to a large decrease in derivative liability and smaller decreases in accounts payable and accrued payroll which offset an increase in accrued liabilities - related party.

August 2016 Convertible Note - In August 2016, the Company entered into a senior convertible note agreement with KHIC. We received $400,0000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the Company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the Company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

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

An amendment was signed on December 10, 2018 which extended the maturity date of the note to December 28, 2018. In exchange, the outstanding balance of the note was increased to $460,094.64 and a partial payment of $250,000 was made on the balance. On December 28, 2018, the outstanding balance of $210,094.64 was wired to KHIC and the note was retired.

September 2016 Promissory Notes - On September 30, 2016, we sold a promissory note in the principal amount of $180,000. The note bears the terms: 5% interest per annum with a maturity date of June 30, 2017. In the event of a default, the interest rate will increase to 18%. On November 10, 2016, we issued 800,000 shares of our common stock as partial consideration for the note to Gemini Master Fund, Ltd.

On June 30, 2017, the promissory note holder signed an extension agreement that extended the maturity date of the promissory notes to September 30, 2017 and then again until November 30, 2017. The terms and conditions remain the same.

On November 13, 2017, Lucas Hoppel purchased the note for $226,325 which included accrued and unpaid interest as well as additional charges.

On November 20, 2017, Lucas Hoppel signed an amendment to the note which extended the maturity date to December 31, 2017. In addition, the note was changed from promissory to convertible with a conversion price of $0.05 per share. On December 29, 2017 the note was amended and the maturity date was extended to February 16, 2017. In exchange the conversion price was reduced to $0.04.

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

August Convertible Note - On August 25, 2017, the Company entered into a convertible note agreement. We issued 300,000 inducement shares of restricted common stock and received $150,000, with an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on March 25, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.10 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

January Convertible Note - On January 26, 2018, the Company entered into a convertible note agreement. We issued 800,000 inducement shares of restricted common stock and received $200,000, with an original issue discount of $20,000 in lieu of interest, for a total amount of $220,000 due on August 26, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to October 1, 2018. In exchange, the note was changed from promissory to convertible with a conversion price of $0.025 per share.

On September 25, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt. On October 1, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. On October 25, 2018, the Company issued 2,000,000 shares on conversion of $50,000. On November 13, 2018, the Company issued 2,500,000 shares on conversion of $62,500.

On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. All other terms and conditions remained the same. On January 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. All other terms and conditions remained the same.

February Convertible Note - On February 19, 2018, the Company entered into a convertible note agreement. We issued 2,000,000 inducement shares of restricted common stock and received $350,000, with an original issue discount of $35,000 in lieu of interest, for a total amount of $385,000 due on September 19, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2018. In exchange, the note was changed from promissory to convertible with a conversion price of $0.025 per share.

On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. All other terms and conditions remained the same. On January 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. All other terms and conditions remained the same.

On September 14, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt. On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. On October 31, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt.

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

May Convertible Note - On May 22, 2018, the Company entered into a convertible note agreement. We issued 400,000 inducement shares of restricted common stock and received $110,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $100,000 due on December 22, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On December 5, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt. On December 6, 2018, the Company issued 2,532,000 shares on conversion of $63,300 in debt and the note was retired.

May Convertible Note -- On May 31, 2018, the Company entered into a convertible note agreement. We received $53,000 with an original issue discount of $5,300 in lieu of interest, for a total amount of $58,300 due on May 31, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%. On November 13, 2018, the company wired $78,564 to the holder and the note was retired.

July Promissory Note - On July 5, 2018, the Company entered into a Promissory Note Agreement with a private individual. We received $100,000 in financing and promised to pay the principal amount on or before the one year anniversary. Furthermore, the Company committed to immediately pay the principal amount upon the receipt of funds from debt or surety bond financing, a bridge loan or payments received from product invoices or purchase contracts. In exchange, we issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.065. The warrants expire after five years. On September 28, 2018, the note was paid in full and retired.

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

December Convertible Note -- On December 10, 2018, the Company entered into a convertible note agreement. We received $152,000 with an original issue discount of $14,000.00 in lieu of interest, for a total amount of $138,000 due on December 10, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 28% discount to the lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(2,402,282)	$(1,605,734)
Net cash used in investing activities	(22,486)	(17,086)
Net cash provided by financing activities	2,275,860	1,733,872

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

The Company's capital requirements for the next 12 months will consist of $3.4 million with anticipated expenses of $1.4 million for salaries, public company filings, and consultants and professional fees. An additional $2.0 million in working capital is expected to be needed for inventory and related costs for production of our mobile power generation systems as well as development and commercialization of our thermal dispersion technology applications.

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

We issue two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. We recognize expense for fully-vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. We recognize expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model ("Lattice Model") over the estimated life of the options used in the Lattice Model. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. In the event, we modify the terms of a non-vested share-based payment award, we would incur additional expense for the excess of the fair value of the modified share-based payment award over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cool Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cool Technologies, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

Tampa, Florida

April 16, 2019

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

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

/s/ Green & Company, CPAs

Green & Company, CPAs

We have served as the Company’s auditor since 2018.

Tampa, FL 33618

April 17, 2018

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

Cool Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$24,435	$173,343
Inventory	54,474	--
Prepaid expenses	12,000	10,000
Total current assets	90,909	183,343
Intangibles	205,974	183,488
Equipment, net	64,446	45,728
Total assets	$361,329	$412,559

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,288,175	$1,222,775
Accrued liabilities - related party	743,868	991,714
Customer deposits - related party	400,000	400,000
Accrued payroll	62,049	56,917
Debt, current portion	2,091,014	659,312
Derivative liability	149,759	7,504
Total current liabilities	4,734,865	3,338,222

Debt, long-term portion	36,819	97,009
Total liabilities	4,771,684	3,435,231

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock Series A, $.001 par value; 410 shares authorized; 20 and 33 shares issued and outstanding at December 31, 2018 and 2017, respectively	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized: 2,727,270 issued and outstanding on December 31, 2018 and 2017.	2,727	2,727
Common stock, $.001 par value; 350,000,000 shares authorized; 214,705,916 and 152,836,983 shares issued and outstanding at December 31, 2018 and 2017, respectively.	214,705	152,837
Additional paid-in capital	45,160,994	41,401,330
Common stock issuable	123,670	712,000
Common stock held in escrow	8,441	8,441
Accumulated deficit	(49,866,128)	(45,247,740)
Non controlling interest	(54,764)	(52,267)
Total stockholders’ deficit	(4,410,355)	(3,022,672)

Total liabilities and stockholders’ deficit	$361,329	$412,559

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2018	2017

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	591,858	665,807
Consulting	433,978	810,924
Professional fees	305,778	228,829
Research and development	501,342	348,424
General and administrative	426,665	324,977
Total operating expenses	2,259,621	2,378,961

Operating loss	(2,259,621)	(2,378,961)

Other income and (expense)
Interest expense, net	(2,336,442)	(1,233,023)
Change in fair value of derivative liability	83,963	(1,529,312)
Gain (Loss) on extinguishment	(120,016)	70,079
Gain (Loss) on fixed assets	11,231	--

Net loss	(4,620,885)	(5,071,217)
Net loss attributable to non-controlling interest	(2,497)	(11,891)

Net loss attributable to Cool Technologies, Inc.	$(4,618,388)	$(5,059,326)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	191,539,568	130,188,614

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2016	3,636,476	$3,636	111,438,236	$110,865	$31,891,116	$125,500	$51,000	$8,441	$(40,188,414)	$(40,376)	$(8,038,232)
Sale of stock	--	--	9,518,183	10,090	485,910	675,000	--	--	--	--	1,171,000
Issuance of common stock issuable	--	--	2,160,000	2,160	144,840	(147,000)	--	--	--	--	--
Issuance of preferred stock issuable as common stock	--	--	927,270	927	50,073	--	(51,000)	--	--	--	--
Conversion of Series A preferred stock to common stock	(83)	--	4,150,000	4,150	(4,150)	--	--	--	--	--	--
Conversion of Series B preferred stock to common stock	(909,090)	(909)	909,090	909	--	--	--	--	--	--	--
Common stock issued for services	--	--	1,905,811	1,906	137,623	--	--	--	--	--	139,529
Stock issued with debt	--	--	4,273,428	4,274	295,036	58,500	--	--	--	--	357,810
Warrants issued for services	--	--	--	--	404,516	--	--	--	--	--	404,516
Employee common stock	--	--	2,685,714	2,686	185,314	--	--	--	--	--	188,000
Debt converted	--	--	14,869,251	14,870	782,371	--	--	--	--	--	797,241
Debt issued with beneficial conversion feature	--	--	--	--	556,954	--	--	--	--	--	556,954
Reclassification of common share equivalents to derivative liabilities	--	--	--	--	(208,742)	--	--	--	--	--	(208,742)
Reclassification of common share equivalents to equity	--	--	--	--	6,364,224	--	--	--	--	--	6,364,224
Reduction of derivative liability due to conversion of debt	--	--	--	--	316,245	--	--	--	--	--	316,245
Net loss	--	--	--	--	--	--	--	--	(5,071,217)	--	(5,071,217)
Noncontrolling interest	--	--	--	--	--	--	--	--	11,891	(11,891)
December 31, 2017	2,727,303	2,727	152,836,983	152,837	41,401,330	712,000	--	8,441	(45,247,740)	(52,267)	(3,022,672)
Sale of stock	--	--	3,561,110	3,560	184,780	11,670	--	--	--	--	200,010
Issuance of common stock issuable	--	--	8,409,091	8,409	591,591	(600,000)	--	--	--	--	--
Cashless warrant exercises	--	--	9,603,662	9,604	(9,604)	--	--	--	--	--	--
Conversion of Series A preferred stock to common stock	(13)	--	650,000	650	(650)	--	--	--	--	--	--
Stock issued with debt	--	--	3,972,070	3,972	182,911	--	--	--	--	--	186,883
Warrants issued for services	--	--	--	--	25,882	--	--	--	--	--	25,882
Warrants issued with debt	--	--	--	--	469,542	--	--	--	--	--	469,542
Employee common stock	--	--	2,600,000	2,600	127,400	--	--	--	--	--	130,000
Debt converted			33,073,000	33,073	776,553	--	--	--	--	--	809,626
Debt issued with beneficial conversion feature	--	--	--	--	1,351,274	--	--	--	--	--	1,351,274
Payment for stock previously issued	--	--	--	--	59,985	--	--	--	--	--	59,985
Net loss	--	--	--	--	--				(4,620,885)	--	(4,620,885)
Noncontrolling interest	--	--	--	--	--	--	--	--	2,497	(2,497)	--
December 31, 2018	2,727,290	$2,727	214,705,916	$214,705	$45,160,994	$123,670	--	$8,441	$(49,866,128)	$(54,764)	$(4,410,355)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017
Operating Activities:
Net loss	$(4,620,885)	$(5,071,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	--	139,529
Warrants issued for services	25,882	404,516
Loss on extinguishment of debt	120,016	(70,079)
Employee stock	--	188,000
Non-cash interest expense	8,918	77,951
Change in fair value of derivative liability	(83,963)	1,529,312
Amortization of debt discount	2,223,260	1,152,260
Depreciation expense	27,376	25,936
(Gain) Loss on Fixed Assets	(11,231)	--
Changes in operating assets and liabilities:
Inventory	(54,474)	--
Prepaid expenses	(2,000)	(10,000)
Accounts payable	77,533	(373,108)
Accrued liabilities - related party	(117,846)	437,761
Accrued payroll	5,132	(36,595)
Net cash used in operating activities	(2,402,282)	(1,605,734)

Investing Activities:
Expenditure for Intangible assets	(22,486)	(17,086)
Net cash used in investing activities	(22,486)	(17,086)

Financing Activities:
Proceeds from sale of common stock, net	259,995	1,171,000
Proceeds from debt	2,975,669	582,238
Payments on debt	(959,804)	(19,366)
Net cash provided by financing activities	2,275,860	1,733,872

Net change in cash	(148,908)	111,052

Cash, beginning of period	173,343	62,291

Cash, end of period	$24,435	$173,343

Cash paid for:
Interest	$22,923	$18,159
Income taxes	--	--

Non-cash transactions:
Derivative liability offset by debt discount	$346,821	$54,985
Reduction of common stock issuable by issuing stock	600,000	147,000
Reduction of preferred stock issuable by issuing stock	--	51,000
Debt and interest settled for common stock	896,825	797,241

Stock issued with debt	186,883	357,810
Warrants issued with debt	469,542	--
Reclassification of common shares equivalents to additional paid-in capital	--	(6,364,224)
Reduction of derivative liability due to conversion of debt	--	316,245
Reduction in test vehicle financing due to trade-in	10,313	--
Increase in test vehicle financing due to trade-in	45,176	--
Test vehicle acquired due to trade-in	54,863	--

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (“the Company" or "Cool Technologies" or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTechformed Ultimate Power Truck, LLC ("Ultimate Power Truck" or "UPT"), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

CoolTech has developed and intends to commercialize heat dispersion technologies in various product platforms. The Company has also developed and are commercializing a mobile power generation system that enables work trucks retrofitted with the system to generate electric power. In preparation, CoolTech has applied for trademarks for one of its technologies and its acronym. Cool Technologies currently owns one trademark: TEHPC. The Company believes that its proprietary technologies, including the patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing the technology include consumer, industrial and military markets, both in the U.S. and worldwide.

The Company’s technologies are divided into three distinct, but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist. As of December 31, 2018, CoolTech has seven US patents, one granted Mexican patent, four pending applications (2 in Canada, 1 in Brazil, 1 in US) and one US filed provisional application pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology") and a parallel vehicle power platform. Cool Technologies also has Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

The Company intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system powered by a proprietary gearing system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation, Use of Estimates and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $49,866,128 since inception and has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. As of the issuance date of these consolidated financial statements, management is negotiating additional non-dilutive funding arrangements to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits (the Ultimate Power Truck business) driven by CoolTech proprietary gearing system. There can be no assurance, however, that the Company will be successful in accomplishing these objectives.

Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.

Inventory

Inventory consisting of mobile generation kit materials and parts is stated at the lower of cost (first in, first out method) or net realizable value.

Intangible assets

The Company’s intangible assets consist of patents on its technology, recorded at cost. Cost is based on third party expenditures for patent applications. CoolTech will begin amortizing the intangibles over their estimated remaining useful life when it begins revenue-producing activities. Cool Technologies will determine the useful lives of its intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors that will be considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Equipment

Equipment consists of vehicles the Company uses for testing and demonstrating its technology to potential customers. Depreciation is recorded using the straight-line method over five years, the estimated useful life.

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those CoolTech uses in its internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, it recognizes an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. Cool Technologies may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions management believes hypothetical marketplace participants would use. The Company has not recorded any impairment expense on its long-lived assets as of December 31, 2018.

Debt - original issue discount

When the Company issues notes payable with a face value higher than the proceeds it receives, CoolTech records the difference as a debt discount and amortize it through interest expense over the life of the underlying note payable.

Derivative financial instruments

When the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying, typically the price of the Company's stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

When Cool Technologies issues warrants to purchase its common stock, the Company must evaluate whether they meet the requirements to be treated as a derivative. Generally, warrants would be treated as a derivative if the provisions of the warrant agreement create uncertainty as to a) the number of shares to be issued upon exercise; or b) whether shares may be issued upon exercise.

If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, CoolTech estimates the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statements of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 “Derivatives and Hedging” (provides comprehensive guidance on derivative and hedging transactions) whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Research and development costs

Internal costs related to research and development efforts on existing or potential products are expensed as incurred. External costs incurred for intangible assets, such as attorney fees for patents, are capitalized.

Share-based payments

All of the Company’s share-based awards are classified as equity. CoolTech does not have any liability classified share-based awards. Each warrant or stock option is exercisable for one share of common stock.

Nonemployees - Cool Technologies may enter into agreements with nonemployees to make share-based payments in return for services. These payments may be made in the form of common stock or common stock warrants. The Company recognizes expense for fully-vested warrants at the time they are granted. For awards with service or performance conditions, CoolTech generally recognizes expense over the service period or when the performance condition is met; however, there may be circumstances in which it determines that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so the Company determines the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete), and the fair value of common stock warrants using the Black-Scholes option-pricing model ("Black-Scholes"). Cool Technologies uses historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

Employees - Cool Technologies issues two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. The Company recognizes expense for fully-vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. CoolTech recognizes expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model ("Lattice Model") over the estimated life of the options used in the Lattice Model. The Company uses historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

Modification of share-based payment awards - In the event Cool Technologies modifies the terms of a non-vested share-based payment award, it would incur additional expense for the excess of the fair value of the modified share-based payment award, measured at the date of modification, over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

Sale of common stock with warrants - When the Company sells common stock it may also issue common stock warrants. CoolTech treats the value of these warrants as equity issuance costs. Accordingly, the value of the common stock warrants is included as a component of additional paid-in capital upon recording the sale of common stock.

Cashless exercise - Most of the common stock warrants and stock options may be exercised on a cashless basis. The number of shares of common stock received upon exercising on a cashless basis is based on a) the volume weighted-average price of the common stock for three trading days immediately preceding the exercise date; b) the exercise price of the warrant or option; and c) the number of common shares issuable under the instrument.

Income taxes

Cool Technologies recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes do not meet the more-likely-than-not recognition criteria. CoolTech also evaluates whether it have any uncertain tax positions and would record a reserve if managementbelieves it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of December 31, 2018 and 2017, determined that there were no material uncertain tax positions.

UPT is a limited liability company ("LLC"), which is treated as a partnership for income tax purposes, where all tax obligations flow through to the owners of the LLC during the period in which income taxes were incurred.

Fair value of financial instruments

Cool Technologies financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of the debt approximates fair value, because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. CoolTech’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

Reportable segments

Cool Technologies has identified its operating segments, its chief operating decision maker ("CODM"), and the discrete financial information reviewed by the CODM. After evaluating this information, the Company has determined that it has one reportable segment.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 "Leases (Topic 842)"- In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. Cool Technologies is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.

FASB ASU 2015-17"Income Taxes (Topic 740)" - In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet. Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company has adopted ASU 2015-17 as of January 1, 2017 and has reported deferred tax assets and liabilities as noncurrent. Adopting this standard did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

FASB ASU 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory," or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. The Company adopted ASU 2015-11 on January 1, 2017, the first day of the Company's first quarter for the fiscal year ending December 31, 2017. Adoption of this standard did not have a material impact on the Company's consolidated financial statements or financial statement disclosures.

FASB ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 "Revenue Recognition." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective January 1, 2018. As the Company has not previously generated any revenues, there was no material impact to the Company's consolidated financial statements or financial statement disclosures.

Note 2 - Equipment

Equipment consists of the following:

	December 31,
	2018	2017
Test vehicles	$141,969	$124,687
Other	5,000	5,000
	146,969	129,687
Less: accumulated depreciation	(82,523)	(83,959)
	$64,446	$45,728

Depreciation expense for the years ended December 31, 2018 and 2017, was $27,376 and $25,936, respectively, and is included within general and administrative expenses in the consolidated statement of operations.

Note 3 - Customer deposits - Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 - Debt

Debt consists of the following:

	December 31,
	2018	2017
Notes payable	$1,800,000	$--
Convertible notes payable	581,950	795,803
Test vehicle financing	56,231	42,444
Note payable - related party	12,897	7,490
Note payable - UPT minority owner	190,000	250,000
	2,641,078	1,095,737
Debt discount	(513,245)	(339,416)
	2,127,833	756,321
Less: current portion	2,091,014	659,312
Long-term portion	$36,819	$97,009

Notes Payable

On July 5, 2018, the Company entered into a Secured Promissory Note Agreement with an accredited investor. CoolTech received $100,000 in financing and promised to pay the principal amount on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, it issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.065. The warrants expire after five years. The note was repaid and retired on September 28, 2018.

From September 1 - 11, 2018, the Company entered into a Promissory Note Agreements with three accredited investors. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, it issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

From September 7 - 25, 2018, the Company entered into a Promissory Note Agreements with four accredited investors. CoolTech received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On October 2 and 26, 2018, the Company entered into a Promissory Note Agreements with two accredited investors. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On December 19, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $50,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, Cool Technologies issued cashless warrants to purchase 400,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

Convertible notes payable

August 2016 Convertible Note- In August 2016, the Company entered into a senior convertible note agreement. Itreceived $400,000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the Company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

The note may be converted at any time into shares of the common stock at the conversion price pursuant to the terms of the note. The buyer may not, however, convert more than 50% of the note’s purchase price prior to September 30, 2016.

On April 18, 2017, KHIC, LLC, a 6% shareholder, was issued 1,132,000 shares of common stock after converting $28,300 in debt at $0.025 per share.

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

An amendment was signed on December 10, 2018 which extended the maturity date of the note to December 28, 2018. In exchange, the outstanding balance of the note was increased to $460,094 and a partial payment of $250,000 was made on the balance. On December 28, 2018, the outstanding balance of $210,094 was paid in full and the note was retired.

August Convertible Note - On August 25, 2017, the Company entered into a convertible note agreement. It issued 300,000 inducement shares of restricted common stock and received $150,000, with an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on March 25, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at $0.10 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On February 19, 2018, the convertible note agreement was amended and the maturity date was extended until April 30, 2018. In exchange, the holder’s debt conversion share price was reduced to $0.025 per share.

Subsequent to the signing of the amendment, from March 23 to April 19, 2018, a total of $87,500 were converted into 3,500,000 shares of common stock.

On April 27, 2018, a second amendment was signed extending the maturity date until May 30, 2018. On May 23, 2018, the Company issued 3,298,000 shares on conversion of $82,450 and the note was retired.

January Convertible Note - On January 26, 2018, the Company entered into a convertible note agreement. It issued 800,000 inducement shares of restricted common stock and received $200,000, with an original issue discount of $20,000 in lieu of interest, for a total amount of $220,000 due on August 26, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to October 1, 2018. In exchange, the note was changed from promissory to convertible with a conversion price of $0.025 per share.

On September 25, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt.

On October 1, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019.

September 2016 Promissory Notes - On September 30, 2016, the Company issued Gemini Master Fund, Ltd., a 5% stockholder, a secured promissory note in the original principal amount of $180,000. The note accrues interest at 5% (18% in the event of an event of default) and matures on June 30, 2017. In connection with the issuance of the note, Gemini Master Fund was issued 800,000 shares of common stock on November 10, 2016.

On June 30, 2017, the promissory note holder signed an extension agreement that extended the maturity date of the promissory notes to September 30, 2017 and then again until November 30, 2017. The terms and conditions remained the same.

On November 13, 2017, Lucas Hoppel purchased the note for $226,325 which included accrued and unpaid interest as well as additional charges.

On November 20, 2017, Lucas Hoppel signed an amendment to the note which extended the maturity date to December 31, 2017. In addition, the note was changed from promissory to convertible with a conversion price of $0.05 per share. On December 29, 2017 the note was amended and the maturity date was extended to February 16, 2017. In exchange the conversion price was reduced to $0.04.

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

February Convertible Note - On February 19, 2018, the Company entered into a convertible note agreement. It issued 2,000,000 inducement shares of restricted common stock and received $350,000, with an original issue discount of $35,000 in lieu of interest, for a total amount of $385,000 due on September 19, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2018. In exchange, the note was changed from promissory to convertible with a conversion price of $0.025 per share.

On September 14, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt. On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. On October 31, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt.

April Convertible Note -- On April 26, 2018, the Company entered into a convertible note agreement. It received $128,000 with an original issue discount of $12,800 in lieu of interest, for a total amount of $140,800 due on July 25, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

On October 16, 2018, CoolTech sent a notice of pre-payment to the holder. On October 18, 2018, the Company wired $189,940 to the holder and the note was retired.

May Convertible Note - On May 22, 2018, the Company entered into a convertible note agreement. It issued 400,000 inducement shares of restricted common stock and received $110,000, with an original issue discount of $10,000 in lieu of interest, for a total amount of $100,000 due on December 22, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On December 5, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt. On December 6, 2018, CoolTech issued 2,532,000 shares on conversion of $63,300 in debt and the note was retired.

May Convertible Note -- On May 31, 2018, the Company entered into a convertible note agreement. It received $53,000 with an original issue discount of $5,300 in lieu of interest, for a total amount of $58,300 due on May 31, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%. On November 13, 2018, CoolTech wired $78,564 to the holder and the note was retired.

August Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. It received $63,000 with an original issue discount of $6,300.00 in lieu of interest, for a total amount of $58,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

December Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. It received $63,000 with an original issue discount of $6,300.00 in lieu of interest, for a total amount of $58,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

Test Vehicle Financing

In October 2014, the Company entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles. In July 2018, CoolTech traded-in one test vehicle and purchased another bearing interest rate of 9.92% payable monthly over 6 years.

Note payable - UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	14,421,379	$0.02	2.5	$999,378
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding, December 31, 2017	14,421,379	0.02	1.5	725,950
Exercisable, December 31, 2017	14,421,379	0.02	1.5	725,950
Granted	14,400,000	0.05	--	--
Forfeited or expired	(750,000)	0.16	--	--
Exercised	(13,603,662)	0.02	--	--
Outstanding, December 31, 2018	14,467,717	0.05	4.6	1,564
Exercisable, December 31, 2018	14,467,717	$0.05	4.6	$1,564

Future contractual maturities of debt are as follows:

Year ending December 31,
2019	2,091,014
2020	6,656
2021	7,358
2022	8,134
2023	8,992
2024	5,679
$2,127,833

Transactions with Related Parties

The note payable - related party, in the amount of $12,897, is held by the Company's Chief Financial Officer and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $190,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Note 5 - Derivative Liability

Under the terms of the May 2016, December 2016, March 2017, April 2018, May 2018, August 2018 and December 2018 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Year ended December 31,
	2018	2017
Volatility	102%-119%	108%-199%
Risk-free interest rate	1.7%-2.7%	0.5%-1.8%
Expected life (years)	0.0 - 1.3	0.2 - 1.7
Dividend yield	--	--

On March 22, 2017, Cool Technologies amended its certificate of incorporation to increase the number of authorized shares of its common stock. Subsequent to this amendment, the Company had a sufficient number of authorized but unissued shares of common stock available to settle all of its outstanding common share equivalents. Accordingly, the common share equivalents that were previously reclassified to derivative liabilities were subject to a final mark-to-market for their change in fair value as of the date of the increase in authorized shares and were then reclassified back to equity.

Changes in the derivative liability were as follows:

	Twelve Months Ended December 31, 2018
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2016	--	--	4,851,760
Conversions of convertible debt	--	--	(316,245)
Issuance of convertible debt and other derivatives	--	--	306,901
Reclassification of common share equivalents to additional paid-in capital	--	--	(6,364,224)
Change in fair value	--	--	1,529,312
Convertible debt and other derivative liabilities at December 31, 2017	--	--	7,504
Conversions of convertible debt	--	--	--
Issuance of convertible debt and other derivatives	--	--	346,821
Reclassification of common share equivalents to additional paid-in capital	--	--	--
Extinguishment of convertible debt	--	--	(120,603)
Change in fair value	--	--	(83,963)
Convertible debt and other derivative liabilities at December 31, 2018	--	--	149,759

Note 6 - Commitments and Contingencies

On December 12, 2012, the Company concluded negotiations on a debt settlement agreement by and among the Company, Phoenix Productions and Entertainment Group ("PPEG"), Action Media Group, LLC ("Action Media") and Spirit Bear Limited ("Spirit Bear") (PPEG and Action Media collectively, the "Debt Holders"). PPEG and Action Media were significant shareholders in CoolTech’s predecessor company and Spirit Bear is a related party through voting rights. The debt holders were to return to escrow a total of 4,676,000 shares of common stock. 3,676,000 of these shares were returned and cancelled on January 14, 2013, following a filing a registration statement with the SEC on January 11, 2013. The remaining 1,000,000 shares will be purchased by the Company or a nominee of the Company at $0.40 per share (or $400,000) at the rate of $10,000 per month commencing within 90 days of the Company achieving $1,000,000 in gross revenues for products or services from business operations. PPEG and Action Media will divide the $400,000 on a pro rata basis, based on each company's respective amount of debt forgiven. The historical cost of the shares held in escrow are reflected in equity on the consolidated balance sheets as common stock held in escrow.

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

From time to time, Cool Technologies may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

Note 7 - Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 20 Series A and 2,727,270 Series B preferred shares issued and outstanding as of December 31, 2018.

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

The holder of any shares of Class B Preferred Stock have the right to convert their shares into common stock at any time, in a conversion ratio of one share of common stock for each share of Class B Preferred. If the Company’s common stock trades or is quoted at a price per share in excess of $2.25 for any twenty consecutive day trading period, the Class B Preferred Stock will automatically be convertible into the common stock of the Company in a conversion ratio of one share of common stock for each share of Class B Preferred.

The holders of Class B Preferred Stock are not entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company.

The warrants cannot be exercised on a cashless basis.

On October 31 and November 1, 2016, three of the accredited investors provided $51,000 to Cool Technologies and are due to receive an additional 927,270 Series B Preferred shares.

On October 31 and November 1, 2016, three of the accredited investors provided $51,000 to the Company. Pursuant to signed approval from the investors, on July 25, 2017, CoolTech issued 309,090 shares of common stock to each of the investors.

On May 8, 2017, Inverom Corporation converted its 909,090 Series B preferred shares into 909,090 shares of common stock. This represented all of the shares of Series B stock held by Inverom Corporation.

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received or services performed. As of December 31, 2018 and 2017, the number of shares of preferred stock to be issued was 0.

Spirit Bear holds 17 shares of Cool Technologies’ Series A Preferred Stock and KHIC, Inc., a related party holds the remaining 3 shares of Series A Preferred Stock. Each share of Series A Preferred Stock ("Preferred Stock") is convertible into 50,000 shares of common stock. Each share of preferred stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of preferred stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the "Certificate of Designation"), and prior and in preference to any payment or distribution (or any setting a part of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share). On January 25, 2019, Spirit Bear converted all of their shares of Series A Preferred Stock into 850,000 shares of the Company’s common stock.

Common stock

On February 10, 2017, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares.

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received or services performed. As of December 31, 2018 and 2017, the number of shares of common stock to be issued was 1,144,697 and 9,320,635 shares, respectively.

Common stock warrants issued with the sale of CoolTech’s common stock

When the Company sells shares of its common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of December 31, 2018, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	34,045,467	$0.30
Granted	25,941,558	0.08
Forfeited or expired	(12,549,437)	0.26
Outstanding, December 31, 2017	47,437,588	0.19	2.1	$114,000
Exercisable, December 31, 2017	47,437,588	0.19	2.1	$114,000
Granted	5,431,944	0.06
Exercised	--	--
Forfeited or expired	(501,645)	0.29
Outstanding, December 31, 2018	52,367,887	0.18	1.3	-
Exercisable, December 31, 2018	52,367,887	$0.18	1.3	$-

Note 8 - Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2018	2017
Nonemployee common stock	$--	$139,529
Nonemployee preferred stock (Series B)	--	--
Nonemployee warrants - fully vested upon issuance	25,882	398,398
Nonemployee warrants - service and performance conditions	--	6,118
Employee common stock	--	188,000
Employee stock options - market price-based	--	--
Total share-based expense charged against income	$25,882	$732,045

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

UPT management agreement

In July, 2014, Cool Technologies entered into a three year agreement with the Company managing the operations of UPT, whereby it would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

On June 30, 2017 the agreement expired. None of the conditions were met prior to expiration, so no expense will be recognized and no common stock will be issued under this agreement.

In July 2014, Cool Technologies entered into a three year agreement with the Company managing the operations of UPT, whereby CoolTech would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
		2,600,000

The common stock warrants have a three year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. On June 30, 2017, the agreement expired. None of the performance conditions were met prior to expiration, so no expense will be recognized and no common stock warrants will vest under the performance conditions. During the year ended December 21, 2017, 120,000 of the common stock warrants under the service condition vested with the passage of time and the Company recognized expense of $6,118. There is no remaining service award expense to recognize.

Nonemployee common stock

Other

During the years ended December 31, 2018 and 2017, Cool Technologies issued or accrued an additional 2,600,000 and 4,651,525 shares of common stock in exchange for services, with a fair value of $130,000 and $364,530, respectively.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	10,866,071	$0.49
Granted	5,550,000	0.08
Forfeited or expired	(3,470,235)	0.59
Outstanding, December 31, 2017	12,945,836	0.29	2.3	$46,000
Exercisable, December 31, 2017	12,945,836	0.29	2.3	$46,000
Granted	500,000	0.05
Exercised	--	--
Forfeited or expired	--	--
Outstanding, December 31, 2018	13,445,836	0.27	1.4	$78,000
Exercisable, December 31, 2018	13,445,836	$0.27	1.4	$78,000

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

	Year ended December 31,
	2018	2017
Volatility	143%	144-155%
Risk-free interest rate	2.6%	1.2--2.2%
Expected life (years)	5.0	2.4 -- 5.0
Dividend yield	--	--

No fully-vested common stock warrants were exercised in 2018 and 2017.

Nonemployee common stock warrants -- Service and performance conditions

The following summarizes the terms for warrants the Company granted that are subject to performance and service conditions.

Summary

The following summarizes the activity for warrants that have performance and service conditions. There were no grants in 2018.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	3,400,000	$0.84
Granted	--	--
Forfeited or expired	(120,000)	1.00
Outstanding, December 31, 2017	3,280,000	0.83	0.3
Exercisable, December 31, 2017	1,280,000	0.56	0.7
Granted	--	--
Forfeited or expired	(2,120,000)	1.00	0.0
Outstanding, December 31, 2018	1,160,000	0.52	0.4
Exercisable, December 31, 2018	1,160,000	$0.52	0.4	$--

The following summarizes of the status of the Company’s non-vested common stock warrants with performance and service conditions as of December 31, 2018, and changes during the year then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Non vested, December 31, 2016	2,000,000	$0.99
Vested	(120,000)	0.99
Non vested, December 31, 2017	1,880,000	0.99
Vested	--	--
Forfeited	(1,880,000)	0.99
Non vested, December 31, 2018	--	$--

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions:

	Year ended December 31,
	2018	2017
Volatility	--	141--144%
Risk-free interest rate	--	1.5--1.6%
Expected life (years)		3.0
Dividend yield	--	--

Legal settlement - Replacement warrants

Under the First Amendment to Settlement Agreement (the "Amendment") with Spirit Bear, Cool Technologies agreed to issue replacement warrants for certain previously-issued warrants. The 7,000,000 previously-issued warrants were issued in 2012, had exercise prices ranging from $0.35 to $0.75 per warrant, and expiration dates from April 2015 to April 2017. All of the replacement warrants have an exercise price of $0.25, while 6,000,000 expired in January 2017 and 1,000,000 expired in December 2015.

Under the terms of the February 2016 Waiver of Performance and Second Amendment to Settlement Agreement with Spirit Bear, the Company agreed to issued replacement warrants for previously amended and replaced warrants. Six million of the previously amended and replaced warrants owned by Spirit Bear and by Leonora Lorenzo had their expiration dates extended from January 29, 2017, until January 29, 2020, and had their exercise price reduced from $0.25 to $0.10 per share.

In addition, Spirit Bear consented to the withdrawal of a Registration Statement on Form S-1 that was pending before the Securities Exchange Commission (SEC). The proposed registration statement covered the common shares underlying the preferred shares owned by Spirit Bear and the common shares underlying the warrants owned by Spirit Bear and Leonora Lorenzo.

When a replacement equity instrument is issued, expense is recorded if the fair value of the new instruments is greater than the fair value of the original instruments. The Company recorded expense of $423,973 associated with the replacement warrants. The following summarizes the Black-Scholes assumptions used to estimate the fair value of the previously-issued warrants and the replacement warrants:

	Previously-issued	Replacement
Volatility	206%	151%
Risk-free interest rate	0.5%	1.3%
Expected life (years)	0.2	3.2
Dividend yield	--	--

Employee stock options - Fully-vested upon grant

Cool Technologies granted stock options to certain members of management in 2014 that were fully-vested at the date of grant. There were no grants in 2017 or 2018. In 2016, one member resigned and released the Company from all incentive compensation it owed to him including stock options. The following is a summary of fully-vested stock option activity with the resigning member’s stock options removed for 2016:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2016	4,000,000	$2.00
Outstanding, December 31, 2017	4,000,000	2.00	--	$--
Exercisable, December 31, 2017	4,000,000	2.00	--	--
Outstanding, December 31, 2018	4,000,000	2.00	--	--
Exercisable, December 31, 2018	4,000,000	$2.00	--	$--

Note 9 - Income Taxes

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2018	2017
Net operating loss carryforwards	$6,836,322	$6,140,045
Equity-based instruments	6,465,537	6,458,977
Accrued liabilities	112,795	133,105
Deferred Revenue	96,311	96,311
Pass-through losses	92,634	78,682
Valuation allowance	(13,603,599)	(12,907,120)
Deferred tax asset	$--	$--

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

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2018	2017
Income tax benefit at statutory rate	$(970,386)	$(1,724,214)
State income tax, net of Federal benefit	(200,777)	(184,085)
Tax Jobs and Cuts Act	--	6,256,223
Convertible debt	486,168	988,938
Other adjustments	(11,686)	40,037
Meals and entertainment	202	235
Increase in valuation allowance	696,479	(5,377,133)
Income tax benefit	$--	$--

Cool Technologies had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. It has not accrued any interest or penalties associated with income taxes. The Company files income tax returns in the United States federal jurisdiction. With few exceptions, it is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2012. No tax returns are currently under examination by any tax authorities.

Note 10 - Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share - basic and diluted:

	Year ended December 31,
	2018	2017
Net loss available for stockholders	$(4,618,388)	$(5,059,326)
Weighted average outstanding shares of common stock	191,539,568	130,188,614
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	191,539,568	130,188,614

Net loss per share - Basic and diluted	$(0.02)	$(0.04)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2018	2017
Stock options	4,000,000	4,000,000
Common stock warrants	80,641,440	75,404,803
Common stock issuable	1,144,697	9,320,635
Convertible notes	24,369,057	24,359,499
Convertible preferred stock	3,727,270	4,377,270
Convertible preferred stock issuable	--	--
Total	113,882,464	117,462,207
Total exercisable at December 31	112,737,767	108,141,572

Note 11 - Subsequent Events

The Company has evaluated all the events or transactions that have occurred since December 31, 2018 and determined that the following should be disclosed:

On January 7, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $50,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, it issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On January 25, 2019, Spirit Bear, Ltd. converted their remaining 17 shares of Series A preferred stock into 850,000 shares of common stock.

On February 5, 2019, Cool Technologies issued 5,128,000 shares of common stock to Lucas Hoppel upon final conversion of $64,100 on convertible debt of $226,600 and the note was retired

On February 11, 2019, the Company entered into a convertible note agreement. It received $140,000 with an original issue discount of $8,400 in lieu of interest, for a total amount of $131,600 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

On February 14, 2019, the Company retired a convertible note with a pre-payment of $93,565 to the holder six months before the maturity date. The note agreement was entered into on August 17, 2018.

On February 26, 2019, CoolTech issued 7,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $93,750 on convertible debt of $396,550.

On March 13, 2019, the Company entered into a convertible note agreement. It received $140,000 with an original issue discount of $7,500 in lieu of interest, for a total amount of $131,600 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18/% per annum, require the Company to (i) pay the product of the then outstanding principal amount, plus accrued interest and default interest, divided by the conversion price multiplied by the highest price at which the common stock traded at any time between the issuance date and the date of the event of default.

On March 18, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On March 19, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

The reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited consolidated financial statements contained in its Form 10-K for the years ended December 31, 2016 and 2015 included a going concern qualification.

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

On December 31, 2018, Green & Co. (“G&C”) resigned as the independent registered public accounting firm for Cool Technologies, Inc. (the “Company”).

The report of G&C on the Company’s consolidated financial statements for the fiscal year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the report of G&C pertaining to the fiscal year ended December 31, 2017 expressed substantial doubt about the Company’s ability to continue as a going concern. G&C was not the Company’s auditor during the fiscal year ended December 31, 2016.

During the Company’s fiscal year ended December 31, 2017, and during the subsequent interim period preceding the dismissal of G&C, there were: (i) no disagreements with G&C on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of A&C would have caused them to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no reportable events of the type listed in Item 304(a)(1)(v) of Regulation S-K.

On January 2, 2019, the Company engaged Accell Audit and Compliance, P.A. (“Accell”) as the Company’s independent registered public accounting firm. During the two most recent fiscal years and in the subsequent interim period through January 2, 2019, the Company has not consulted with Accell with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The decision to accept the resignation of G&C and engage Accell was approved by the Company’s Board of Directors.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that the Company’s disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that Cool Technologies files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, the CEO and CFO, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of theCompany’s assets;

--

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

--

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements.

Because Cool Technologies has only four officers and limited personnel, the Company's internal controls are not effective for the following reasons, (1) there are limited entity-level controls because of the limited time and abilities of the four officers, (2) it has not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company's internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management concluded that Cool Technologies’ internal controls over financial reporting were not effective as of December 31, 2018.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. The Company uses a third party consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and prepare financial statements. Invoices and other bookkeeping matters are reviewed by a third party Certified Fraud Examiner. Any deviation or errors are reported to management.

(c) Remediation of Material Weaknesses

Cool Technologies can provide no assurance that its internal controls over financial reporting will be compliant in the near future. As revenues permit, the Company will enhance its internal controls through additional software and other means. If and when it becomes a listed company under SEC rules, the Company will create an audit committee comprised of independent directors.

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect CoolTech’s our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	58	Chairman and Chief Executive Officer and Director
Quentin Ponder	89	Vice Chairman Chief Financial Officer and Director
Judson Bibb	62	Vice President, Secretary and Director
Mark Hodowanec	54	Chief Technical Officer
Christopher McKee	50	Director
Richard "Dick" Schul	72	Director
Donald Bowman	50	Director
Daniel Ustian	68	Director

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

Judson W. Bibb has been a director of the Company since April 15, 2011. Mr. Bibb was appointed Secretary on November 11, 2011 and Vice President on April 5, 2012. He has worked exclusively for the Company since 2013. Prior to that, Mr. Bibb was a self-employed freelance multi-media producer since 1983. His services included: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. His client list included KPMG, T. Rowe Price, Briggs & Stratton, Caterpillar, Toyota, Georgia-Pacific, Alcoa Aluminum, Lowes, Office Depot, Pepsico, Hewlett-Packard, Bayer, Caremark, and T-Mobile. Mr. Bibb graduated cum laude from the University of South Florida with a B.A. in mass communications-film. Mr. Bibb's broad background and wide variety of resources, including experience in marketing and public relations and business experience in automotive, trucking, electronics, retail, direct response and the Internet led to the decision to appoint him to the Board.

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

Mr. Ustian is contesting all of these claims. Discovery on this civil action is on-going. A trial date has not been set.

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

Upon the execution of an Advisory Board Agreement, the Company issues a non-qualified 30-month warrant to purchase 200,000 shares of the Company's common stock at an exercise price that has varied from $0.24 to $0.80 per share depending on the Company's current share price. The warrant is immediately exercisable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that occurred during the fiscal year ended December 31, 2018:

•	KHIC LLC failed to timely file Forms 4 to report:

o	the purchase of 650,000 shares of common stock,
o	the acquisition of 3 shares of Series A Preferred Stock,
o	the purchase of call right to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share,
o	the purchase of warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.06 per share,
o	the purchase of warrants to purchase 650,000 shares of common stock at an exercise price of $0.12 per share, and
o	the purchase of warrants to purchase 650,000 shares of common stock at an exercise price of $0.15 per share.
o	The sale of an aggregate of 1,132,000 shares of common stock
o	The acquisition of 2,025,000 shares of common stock

•	Judson Bibb failed to timely file one Form 4 to report:

o	the purchase of 1,000,000 shares of common stock, and the acquisition of warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.07 per share.

•	Quentin Ponder failed to timely file two Forms 4 to report:

o	the acquisition of 1,000,000 shares of common stock, and

o	the acquisition of warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.07 per share, and

o	the acquisition of 600,000 shares of common stock, and

o	the acquisition of warrants to purchase 600,000 shares of common stock at an exercise price of $0.07 per share.

•	Daniel Ustian failed to timely file Forms 3 and 4 to report:

o	the acquisition of 222,222 shares of common stock,

o	the acquisition of warrants to purchase 200,000 shares of common stock at an exercise price of $0.8 per share, Filed Form 3 1.8.2018 Acquired 9.10.2015

o	the acquisition of warrants to purchase 222,222 shares of common stock at an exercise price of $0.57 per share, and Filed Form 3 1.8.2018 Acquired 4.29.2015

o	the acquisition of warrants to purchase 450,000 shares of common stock at an exercise price of $0.0854 per share. Filed Form 4 1.18.2018

o	the acquisition of warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05 per share.

•	Donald Bowman failed to timely file Forms 3 and 4 to report:

o	the acquisition of warrants to purchase 250,000 shares of common stock at an exercise price of $0.60 per share.

o	the acquisition of warrants to purchase 200,000 shares of common stock at an exercise price of $0.8 per share,

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2018 and 2017 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2017 (each a "named executive officer").

Note: our CFO, Quentin Ponder, works under a consulting contract and, consequently, is not considered an employee. More information regarding his compensation can be found under “Consulting Agreements” below.

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Warrant Awards ($)		Option Awards ($)	All Other ($)		Total ($)

Timothy Hassett	2018	210,000	(3)	--	--	--		--	12,553	(1)	212,553
CEO and Chairman	2017	210,000	(4)	100,000	--	--		--	11,904	(1)	321,904

Quentin Ponder	2018	144,000		--	--	--		--	--		144,000
CFO	2017	144,000		--	--	13,537	(2)	--	--		157,537

Judson Bibb	2018	120,000	(5)	--	--	--		--	12,553	(1)	132,553
Vice President, Secretary and Director	2017	120,000	(6)	--	--	13,537	(2)	--	11,904	(1)	145,441

Mark Hodowanec,	2018	175,000	(7)	--	--	--		--	12,553	(1)	187,553
Chief Technical Officer	2017	175,000	(8)	100,000	--	13,537	(2)	--	11,904	(1)	300,441

___________

(1)	Represents health care insurance premiums paid by the Company.

(2)	Value of the warrants $13,537 received in consideration of extraordinary efforts.

(3)	Mr. Hassett was paid $210,000.

(4)	Mr. Hassett was paid $152,927 with the balance of $57,073 being earned and accrued.

(5)	Mr. Bibb was paid $120,000.

(6)	Mr. Bibb was paid $34,250 with the balance of $85,750 being earned and accrued.

(7)	Mr. Hodowanec was paid $175,000.

(8)	Mr. Hodowanec was paid $85,800 with the balance of $89,200 being earned and accrued.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2018.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Timothy Hassett	3/31/14	1,000,000	--	2.00	(1)

Judson Bibb	3/31/14	2,000,000	--	2.00	(1)

Mark Hodowanec	3/31/14	1,000,000	--	2.00	(1)

___________

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 1, 2019, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 220,183,916 issued and outstanding shares of common stock and 3 issued and outstanding shares of Series A Stock (each such share of Series A Stock has the voting right of 50,000 shares of Common Stock) and 2,272,270 issued and outstanding shares of Series B Stock (collectively, the 3 holders of the shares are entitled to 66 2/3% of the total votes), as of April 1, 2019.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage

5% or Greater Stockholders Eric Paul Brown 1877 S. Wiesbrook Road Wheaton, Illinois 60189	4,786,359	(1)	66.66	%(2)

Christopher J. Jones 1314 E. Forest Avenue Wheaton, Illinois 60189	5,059,086	(3)	66.66	%(2)

KHIC, LLC(4) 120 West 45th Street New York, New York 10036	16,125,000	(5)	6.13%

Directors and Executive Officers

Timothy Hassett	8,387,928	(6)	3.32%

Quentin Ponder	8,400,000	(7)	2.92%

Judson Bibb	9,170,000	(8)	3.63%

Christopher McKee	744,444	(9)	*

Richard J. "Dick" Schul	500,000	(10)	*

Donald Bowman	450,000	(11)	*

Daniel C. Ustian	8,239,894	(12)	66.66	%(2)

All executive officers and directors as a group (8 persons)(13)	42,942,266		17.0%

____________

*	less than 1%

(1)

Includes (i) 909,090 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a warrant to purchase 909,090 shares of Common Stock at $0.07 per share (iii) a warrant to purchase 309,090 shares of Common Stock at $0.07 per share, (iv) a warrant to purchase. 116,667 shares of Common Stock at $0.05 per share, and (v) a warrant to purchase 1,000,000 shares of Common Stock at $0.05 per share.

(2)	The Series B Stock votes together as a single class with the holders of the Common Stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes.
(3)

Includes (i) 909,090 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a warrant to purchase 909,090 shares of Common Stock at $0.07 per share (iii) a warrant to purchase 309,090 shares of Common Stock at $0.07 per share, (iv) a warrant to purchase 116,667 shares of Common Stock at $0.05 per share, and (v) a warrant to purchase 1,000,000 shares of common stock at $0.05 per share.

(4)	Eric Hess, member and Secretary of KHIC, LLC, has sole voting and dispositive power over the shares held by KHIC, LLC.
(5)

Includes (i) 150,000 shares of common stock underlying 3 shares of Series A Preferred Stock (having voting rights to 50,000 shares of common stock for each share of Series A Stock), (ii) currently exercisable warrants to purchase 8,000,000 shares of common stock at $0.06 per share, (iii) a currently exercisable warrant to purchase 650,000 shares of common stock at $0.15 per share, (iv) a currently exercisable warrant to purchase 650,000 shares of common stock at $0.12 per share.

(6)

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

(7)

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

51

(8)

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

(9)

Includes (i) a currently exercisable warrant to purchase 222,222 shares of Common Stock at $0.57 per share, and (ii) currently exercisable warrants to purchase 300,000 shares of Common Stock at $0.08536 per share.

(10)

Includes (i) a currently exercisable warrant to purchase 100,000 shares of common stock at $0.22 and (ii) currently exercisable warrants to purchase 300,000 shares of Common Stock at $0.08536 per share.

(11)	Represents (i) a currently exercisable warrant to purchase 200,000 shares of Common Stock at $0.08536 per share.
(12)

Includes (i) 909,090 shares of Series B Stock which are convertible by Mr. Ustian into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Company’s common stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a currently exercisable warrant to purchase 909,090 shares of Common Stock at $0.07 per share, (iii) a currently exercisable warrant to purchase 222,222 shares of Common Stock at $0.57 per share; (iv) (v) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.22 per share, (vi) currently exercisable warrants to purchase 450,000 shares of Common Stock at $0.08536 per share, (vii) a currently exercisable warrant to purchase 309,090 shares of Common Stock at $0.07 per share, and (viii) a currently exercisable warrant to purchase 2,000,000 shares of Common Stock at $0.05 per share..

(13)	Includes Mark Hodowanec, Chief Technology Officer.

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

On April 10, 2018 KHIC, LLC, a 6% shareholder, was issued 2,025,000 shares of common stock upon partial conversion of $50,625 on convertible debt of $374,883

On September 1, 2018, we issued for consideration of $250,000, a five year warrant to purchase 2,000,000 shares of our common stock at a an exercise price of $0.05 to Daniel Ustian, a director. The warrant expires on September 1, 2023 and may be exercised on a cashless basis.

On September 7, 2018, we issued for consideration of $125,000, a five year warrant to purchase 1,000,000 shares of our common stock at a an exercise price of $0.05 to Christopher Jones, a 5% stockholder. The warrant expires on September 7, 2023 and may be exercised on a cashless basis.

On September 17, 2018, we issued for consideration of $125,000, a five year warrant to purchase 1,000,000 shares of our common stock at a an exercise price of $0.05 to Eric Brown, a 5% stockholder. The warrant expires on September 17, 2023 and may be exercised on a cashless basis.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our accountant, Anton and Chia, LLP, for audit and review services for the fiscal year ended December 31, 2017 were $113,555.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2018 and 2017.

It should be noted that on February 2, 2018, the board of directors voted to terminate the services of Anton and Chia, LLP and engage the services of Green and Company, CPAs as the Company’s independent registered public accounting firm. Green and Company audited the Company’s annual report on Form 10-K for the year ended December 31, 2017. The aggregate fees billed for professional services rendered by Green and Company, CPAs for audit and review services for the fiscal year ended December 31, 2017 were $134,198

On December 31, 2018, Green & Co. (“G&C”) resigned as the independent registered public accounting firm for Cool Technologies, Inc. (the “Company”). On January 2, 2019, the Company engaged Accell Audit and Compliance, P.A. (“Accell”) as the Company’s independent registered public accounting firm. Accell Audit and Compliance audited the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Accel Audit and Compliance, PA, respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

10.63	Letter, dated November 4, 2016, between the Company and Spirit Bear. (incorporated by reference to Exhibit 10.63 on the Company’s Form 10-K filed with the SEC on April 17, 2017)
10.64

Agreement of Principal Terms, dated February 21, 2017, between Craftsmen Industries, Inc. and the Company  (incorporated by reference to Exhibit 10.64 on the Company’s Form 10-K filed with the SEC on April 17, 2017)

10.65

Securities Purchase Agreement, dated March 14, 2017, between the Company and Bellridge Capital, LP. (incorporated by reference to Exhibit 10.65 on the Company’s Form 10-K filed with the SEC on April 17, 2017)

10.66	5% Convertible Promissory Note, dated March 14, 2017, issued to Bellridge Capital, LP (incorporated by reference to Exhibit 10.66 on the Company’s Form 10-K filed with the SEC on April 17, 2017)
10.67

Consulting Agreement, dated July 27, 2016, between the Company and Uptick Capital, LLC (incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.68

Letter Agreement, dated February 16, 2017, with Bellridge Capital, LLC (incorporated by reference to Exhibit 10.68 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.69

Agreement, dated February 21, 2017, between the Company and Craftsman Industries, Inc. (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.70

Master Retainer Agreement, entered into June 5, 2017, between G. David Gerrard, dba Cornerstone Growth Advisors LLC and the Company (incorporated by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2017)

10.71

Strategic Alliance Agreement, dated May 26, 2017 between the Company and Veteran Technology Group, LLC (incorporated by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2017)

10.72

Consulting Agreement with Summit Management Inc. dated December 28, 2016 (incorporated by reference to Exhibit 10.72 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2017)

10.73

Agreement of Principal Terms, dated November 7, 2017, between the Company and Jatropha, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2017)

10.74

Amendment No. 1 to Securities Purchase Agreement, dated November 20, 2017, between the Company and Bellridge Capital LP (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on From S-1 filed with the SEC on November 30, 2017)

10.75

Securities Exchange Agreement and General Release, dated November 1, 2017, between the Company and Black Mountain Equities, Inc. (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on From S-1 filed with the SEC on November 30, 2017)

10.76

Amendment to $180,000 Promissory Note, dated November 20, 2017, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on From S-1 filed with the SEC on November 30, 2017)

10.77*	Independent Agent Agreement, dated October 27, 2017, between Barron and Associates, LLC and the Company.
10.78*	Amendment to $110,000 Convertible Promissory Note, dated November 1, 2017, between the Company and Lucas Hoppel.
10.79*	Amendment to $180,000 Promissory Note, dated November 20, 2017, between the Company and Lucas Hoppel
10.80*	Amendment to $110,000 Convertible Promissory Note, dated December 29, 2017, between the Company and Lucas Hoppel.
10.81*	$220,000 Convertible Promissory Note, dated January 26, 2018, issued to Lucas Hoppel
10.82*	$385,000 Convertible Promissory Note, dated February 19, 2018, issued to Lucas Hoppel
10.83*	Amendment to $180,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
10.84*	Amendment to $165,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
10.85*	Judson Bibb representation and acknowledgement, March 7, 2018
10.86*	Timothy Hassett Employment Agreement dated March 3, 2014
10.87*	$140,800 Convertible Promissory Note, dated April 25, 2018, issued to Power Up Lending Group
10.88*	$110,000 Convertible Promissory Note, dated May 22, 2018, issued to Lucas Hoppel
10.89*	Amendment to $220,000 Convertible Promissory Note, dated January 26, 2018, between the Company and Lucas Hoppel
10.90*	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
10.91*	Scott Fergus Promissory Note July 5, 2018
10.92*	Amendment to $220,000 Convertible Promissory Note, dated January 26, 2018, between the Company and Lucas Hoppel
10.93*	Amendment to $385,000 Convertible Promissory Note, dated February 19,2018, between the Company and Lucas Hoppel
10.94*	Amendment to $110,000 Convertible Promissory Note, dated May 22, 2018, between the Company and Lucas Hoppel
10.95*	$152,000 Convertible Promissory Note, dated December 10, 2018, issued to Power Up Lending Group
10.96*	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________

* Filed herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Date: April 15, 2019	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 15, 2019
Timothy Hassett

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	April 15, 2019
Quentin Ponder	Treasurer and director (Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	April 15, 2019
Judson Bibb

/s/ Donald Bowman	Director	April 15, 2019
Donald Bowman

/s/ Christopher McKee	Director	April 15, 2019
Christopher McKee

/s/ Richard Schul	Director	April 15, 2019
Richard Schul

/s/ Daniel Ustian	Director	April 15, 2019
Daniel Ustian

