Form 10-Q
period 2019-03-31
COOL TECHNOLOGIES, INC.
filed 2019-05-20
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 15, 2019, there were 235,683,916 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$490,201	$24,435
Inventory	63,148	54,474
Prepaid expenses and other assets	18,667	12,000
Total current assets	572,016	90,909
Intangibles	207,021	205,974
Equipment, net	57,098	64,446
Total assets	$836,135	$361,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,427,041	$1,288,175
Accrued liabilities – related party	749,029	743,868
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	62,049	62,049
Debt, current portion	1,972,679	2,091,014
Derivative liability	404,332	149,759
Total current liabilities	5,015,130	4,734,865

Debt, long-term portion, net of debt discount	586,088	36,819
Total liabilities	5,601,218	4,771,684

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 and 20 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding at March 31, 2019 and December 31, 2018	2,727	2,727
Common stock, $.001 par value; 350,000,000 shares authorized; 228,183,916 and 214,705,916 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	228,183	214,705
Preferred stock payable	--	--
Common stock payable	153,670	--
Additional paid-in capital	45,594,510	45,160,994
Common stock issuable	--	123,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(50,697,380)	(49,866,128)
Non controlling interest	(55,234)	(54,764)
Total stockholders’ deficit	(4,765,083)	(4,410,355)

Total liabilities and stockholders’ deficit	$836,135	$361,329

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	126,460	136,493
Consulting	95,324	106,882
Professional fees	81,765	145,041
Research and development	14,702	232,931
General and administrative	85,864	61,494
Total operating expenses	404,115	682,841

Operating loss	(404,115)	(682,841)

Other income (expense):
Interest expense, net	(619,975)	(508,406)
Change in fair value of derivative liability	(41,818)	1,531
Gain (loss) on extinguishment of debt	234,186	--

Net loss	(831,722)	(1,189,716)
Less: Noncontrolling interest in net loss	(470)	(905)

Net loss to stockholders	$(831,252)	$(1,188,811)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	221,061,294	163,346,083

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2017	2,727,303	2,727	152,836,983	152,837	41,401,330	712,000	-	8,441	(45,247,740)	(52,267)	(3,022,672)
Sale of stock	-	-	666,666	666	32,674	11,670	-	-	-	-	45,010
Issuance of common stock issuable	-	-	8,409,091	8,409	591,591	(600,000)	-	-	-	-	-
Cashless warrant exercises	-	-	9,603,662	9,604	(9,604)	-	-	-	-	-	-
Stock issued with debt	-	-	3,241,727	3,242	142,427	-	-	-	-	-	145,669
Warrants issued for services	-	-	-	-	25,882	-	-	-	-	-	25,882
Employee common stock	-	-	2,600,000	2,600	127,400	-	-	-	-	-	130,000
Debt converted	-	-	10,718,000	10,718	307,232	-	-	-	-	-	317,950
Debt issued with beneficial conversion feature	-	-	-	-	239,240	-	-	-	-	-	239,240
Net loss	-	-	-	-	-	-	-	-	(1,189,716)	-	(1,189,716)
Noncontrolling interest	-	-	-	-	-	-	-	-	905	(905)	-
March 31, 2018	2,727,303	2,727	188,076,129	188,076	42,858,172	123,670	-	8,441	(46,436,551)	(53,172)	(3,308,637)

December 31, 2018	2,727,290	2,727	214,705,916	214,705	45,160,994	123,670	-	8,441	(49,866,128)	(54,764)	(4,410,355)
Sale of stock	-	-	-	-	-	-	-	-	-	-	-
Conversion of Series A preferred stock to common stock	(17)	-	850,000	850	(850)	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	30,000	-	-	-	-	30,000
Warrants issued for services	-	-	-	-	32,624	-	-	-	-	-	32,624
Warrants issued with debt	-	-	-	-	112,260	-	-	-	-	-	112,260
Debt converted	-	-	12,628,000	12,628	145,222	-	-	-	-	-	157,850
Debt issued with beneficial conversion feature	-	-	-	-	144,260	-	-	-	-	-	144,260
Net loss	-	-	-	-	-	-	-	-	(831,722)	-	(831,722)
Noncontrolling interest	-	-	-	-	-	-	-	-	470	(470)	-
March 31, 2019	2,727,273	2,727	228,183,916	228,183	45,594,510	153,670	-	8,441	(50,697,380)	(55,234)	(4,765,083)

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating Activities:
Net loss	$(831,722)	$(1,189,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	32,624	25,882
(Gain) on extinguishment of debt	(234,186)	--
Non-cash interest expense	32,942	--
Change in fair value of derivative liability	41,818	(1,531)
Amortization of debt discount	505,738	503,295
Depreciation expense	7,348	6,484
Changes in operating assets and liabilities:
Inventory	(8,674)	--
Prepaid assets	(6,667)	(22,000)
Accounts payable	166,600	110,906
Accrued liabilities – related party	5,161	(50,183)
Net cash used in operating activities	(289,018)	(616,863)

Investing Activities:
Intangible assets	(1,047)	(316)
Net cash used in investing activities	(1,047)	(316)

Financing Activities:
Proceeds from sale of common stock	--	45,010
Proceeds from debt	905,345	550,000
Payments on debt	(149,514)	(15,028)
Net cash provided by financing activities	755,831	579,982

Net (decrease) increase in cash	465,766	(37,197)

Cash, beginning of period	24,435	173,343

Cash, end of period	$490,201	$136,146

Cash paid for:
Interest	$3,678	$6,425
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$251,701	$--
Reduction of common stock issuable by issuing Stock	--	600,000
Debt and interest settled for common stock	157,850	317,950
Stock issued with debt	30,000	145,669
Stock issued for accrued liabilities – related party	130,000	130,000

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (“the Company” or “Cool Technologies” or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTech formed Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

CoolTech has developed and intends to commercialize heat dispersion technologies in various product platforms. The Company has also developed and is commercializing a mobile power generation system that enables work trucks retrofitted with the system to generate electric power. In preparation, CoolTech has applied for trademarks for one of its technologies and its acronym. Cool Technologies currently owns one trademark: TEHPC. The Company believes that its proprietary technologies, including the patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing the technology include consumer, industrial and military markets, both in the U.S. and worldwide.

The Company’s technologies are divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology. As of March 31, 2019, CoolTech has seven US patents, one granted Mexican patent, one allowed Canadian patent, three pending applications (1 in Canada, 1 in Brazil, 1 in US) and one US filed provisional application pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

The Company intends to sell a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners. It intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers. It may license its mobile electric power system as well.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2019, has been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $50,697,380 since inception and has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

Recently Adopted Accounting Guidance

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)”– In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019. Adopting this standard did not have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective January 1, 2018. As the Company has not previously generated any revenues, there was no material impact to the Company’s financial statements or financial statement disclosures.

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

Note 3 – Debt

Debt consists of the following:

	March 31, 2019	December 31, 2018
Notes payable	$2,450,000	$1,800,000
Convertible notes payable	634,800	581,950
Test vehicle financing	53,282	56,231
Note payable – related party	11,641	12,897
Note payable – UPT minority owner	160,000	190,000
	3,309,723	2,641,078
Debt discount	(750,956)	(513,245)
	2,558,767	2,127,833
Less: current portion	(1,972,679)	(2,091,014)
Long-term portion	$586,088	$36,819

Notes Payable

On July 5, 2018, the Company entered into a Secured Promissory Note Agreement with an accredited investor. CoolTech received $100,000 in financing and promised to pay the principal amount on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, it issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.065. The warrants expire after five years. The note was repaid and retired on September 28, 2018.

From September 1 – 11, 2018, the Company entered into Promissory Note Agreements with three accredited investors. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, it issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

From September 7 – 25, 2018, the Company entered into Promissory Note Agreements with four accredited investors. CoolTech received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On October 2 and 26, 2018, the Company entered into Promissory Note Agreements with two accredited investors. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On December 19, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $50,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, Cool Technologies issued cashless warrants to purchase 400,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On January 7, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $50,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, it issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On February 1, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $75,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, CoolTech agreed to issue1,000,000 shares of restricted common stock.

On March 13, 2019, the Company and a vendor agreed to convert an overdue $25,000 account payable into a Promissory Note Agreement. CoolTech promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, CoolTech issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On March 18, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On March 19, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

Convertible notes payable

August 2016 Convertible Note– In August 2016, the Company entered into a senior convertible note agreement. It received $400,000, bearing interest at 3%, with principal and interest payable on August 24, 2018. In addition, the Company received the right to require the buyer to purchase from the Company four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. At the same time, the Company granted the buyer the right to require the Company to sell to the buyer four million restricted shares of common stock at a purchase price of $0.05 per share and a warrant to purchase four million shares of common stock with an exercise price of $0.06 per share. In the event of default, the interest rate will be 18% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150% or (ii) convert any portion of this note then held by noteholder into shares of common stock at the conversion price of $0.025, equal to a number of shares of common stock equal to the principal amount outstanding on the note (divided by 0.025) and multiplied by the premium of 150%.

The note may be converted at any time into shares of the common stock at the conversion price pursuant to the terms of the note. The buyer may not, however, convert more than 50% of the note’s purchase price prior to September 30, 2016.

On April 8, 2018, KHIC, Inc., a related party, was issued 2,025,000 shares of common stock after converting $50,625 in debt at $0.025 per share.

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

January Convertible Note – On January 26, 2018, the Company entered into a convertible note agreement with Lucas Hoppel. It issued 800,000 inducement shares of restricted common stock and received $200,000, with an original issue discount of $20,000 in lieu of interest, for a total amount of $220,000 due on August 26, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On May 22, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to October 1, 2018. In exchange, the note was changed from promissory to convertible with a conversion price of $0.025 per share.

On September 25, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt.

On October 1, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019

On January 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to May 1, 2019. In exchange, the conversion price was changed from $0.025 to $0.0125 per share.

On February 5, 2019, the buyer converted $64,100 into 5,128,000 shares of common stock and the $226,600 note was retired.

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

On November 20, 2017, Lucas Hoppel signed an amendment to the note which extended the maturity date to December 31, 2017. In addition, the note was changed from promissory to convertible with a conversion price of $0.05 per share. On December 29, 2017 the note was amended and the maturity date was extended to February 16, 2018. In exchange the conversion price was reduced to $0.04.

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

On January 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to May 1, 2019. In exchange, the conversion price was changed from $0.025 to $0.0125 per share. On February 26, 2019, CoolTech issued 7,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $93,750 on convertible debt of $396,550. On April 23, 2019, Cool Technologies issued 7,500,000 shares of common stock to Lucas Hoppel upon conversion of $93,750 on convertible debt of $396,550.

On May 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to August 1, 2019. All other terms and conditions remained the same.

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

On October 16, 2018, CoolTech sent a notice of pre-payment to the holder. On October 18, 2018, the Company wired a pre-payments of $189,940 for all outstanding principal, interest and pre-payment fees to the holder and the note was retired.

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

August Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. It received $63,000 with an original issue discount of $6,300.00 in lieu of interest, for a total amount of $69,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

On February 14, 2019, CoolTech wired $93,565 to the holder and the note was retired.

December Convertible Note -- On December 10, 2018, the Company entered into a convertible note agreement. It received $138,000 with an original issue discount of $14,000 in lieu of interest, for a total amount of $152,000 due on December 10, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 28% discount to the lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

February Convertible Note -- On February 11, 2019, the Company entered into a convertible note agreement. It received $140,000 with an original issue discount of $8,400 in lieu of interest, for a total amount of $132,500 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

March Convertible Note -- On March 13, 2019, the Company entered into a convertible note agreement. It received $140,000 with an original issue discount of $7,500 in lieu of interest, for a total amount of $131,600 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum, require the Company to (i) pay the product of the then outstanding principal amount, plus accrued interest and default interest, divided by the conversion price multiplied by the highest price at which the common stock traded at any time between the issuance date and the date of the event of default.

Test Vehicle Financing

In October 2014, the Company entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles. In July 2018, CoolTech traded-in one test vehicle and purchased another bearing interest rate of 9.92% payable monthly over 6 years.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	14,467,717	0.05	4.6	$1,564
Granted	4,400,000	0.05
Forfeited or expired	--	--
Exercised	--	--
Outstanding, March 31, 2019	18,867,717	0.05	4.5	$1,564
Exercisable, March 31, 2019	18,867,717	0.05	4.5	$1,564

Future contractual maturities of debt are as follows:

Year ending December 31,
2019	$1,972,679
2020	555,925
2021	7,358
2022	8,134
2023	8,992
2024	5,679
$2,558,767

Transactions with Related Parties

The note payable - related party, in the amount of $11,641 as of March 31, 2019, is held by the Company’s Chief Financial Officer and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $160,000 as of March 31, 2019, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Note 4 – Derivative Liability

Under the terms of the April 2018, May 2018, August 2018, December 2018, February 2019 and March 2019 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Three Months Ended March 31, 2019

Volatility	114.1-122.5%
Risk-free interest rate	2.4–2.5%
Expected life (years)	0.4–1.0
Dividend yield	--

Changes in the derivative liability were as follows:

	Three Months Ended March 31, 2019
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2018	$--	$--	$149,759
Conversions of convertible debt	--	--	--
Issuance of convertible debt and other derivatives	--	--	284,643
Extinguishment of convertible debt	--	--	(71,888)
Change in fair value	--	--	41,818
Convertible debt and other derivative liabilities at March 31, 2019	$--	$--	$404,332

Note 5 -- Commitments and Contingencies

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

On three occasions, specifically, May 20, 2013, August 19, 2013 and August 22, 2016, Cool Technologies filed Form 10-Qs that contained financial statements that were not reviewed by an independent public accounting firm. In two cases, the Company properly disclosed that the 10Q’s were “unaudited and unreviewed” as set forth by the guidance in the Division of Corporation Finance Financial Reporting Manual. In each case, the Company subsequently filed a restated and amended Form 10-Q/A that complied with the Interim Review Requirement. In no instance were the filings ever subjected to audit challenge. Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of March 31, 2019.

On August 12, 2016, the Company entered into a Securities Purchase Agreement with four accredited investors pursuant to which it sold 3,636,360 shares of the Company’s Series B Convertible Preferred Stock. Each share of the preferred stock is convertible into one share of the Company’s common stock. The conversion price of the preferred stock is equal to the $0.055.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received or services performed. As of March 31, 2019 and 2018, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

On January 25, 2019, Spirit Bear, Ltd. converted their remaining 17 shares of Series A preferred stock into 850,000 shares of common stock.

KHIC, Inc., a related party, holds the remaining 3 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (“Preferred Stock”) is convertible into 50,000 shares of common stock. Each share of preferred stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of preferred stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the “Certificate of Designation”), and prior and in preference to any payment or distribution (or any setting a part of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common Stock

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of March 31, 2019 and December 31, 2018, the number of shares of common stock to be issued was 2,144,697 and 1,144,697 shares, respectively.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of March 31, 2019, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	52,367,887	$0.18	1.3	$--
Granted	--	--	--	--
Forfeited or cancelled	(6,167,356)	0.57	--	--
Outstanding, March 31, 2019	46,200,531	0.12	1.8	$--
Exercisable, March 31, 2019	46,200,531	$0.12	1.8	$--

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Three months ended March 31,
	2019	2018
Nonemployee warrants – fully-vested upon issuance	$32,624	$25,882
Nonemployee warrants – service and performance conditions	--	--
Total share-based expense charged against income	$32,624	$25,882

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock

Other

During the quarter ended March 31, 2019, the Company issued no shares of common stock in exchange for services. During the quarter ended March 31, 2018, a consulting expense of $80,000 accrued in accordance with CoolTech’s contract with Summit Management Consulting, Inc. for the services of the CFO, Quentin Ponder, was exchanged for 1,600,000 shares of common stock.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	13,445,836	0.27	1.4	$78,000
Granted	1,300,000	0.05
Forfeited or expired	(5,285,000)	0.48
Outstanding, March 31, 2019	9,460,836	0.13	1.8	$78,000
Exercisable, March 31, 2019	9,460,836	0.13	1.8	$78,000

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

3 Months Ended March 31, 2019
Volatility	133.5-133.7%
Risk-free interest rate	2.4%
Expected life (years)	5.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

The Company granted no additional fully-vested options during the three months ended March 31, 2019.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the three months ended March 31, 2019.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2019	2018
Net loss available for shareholders	$(831,252)	$(1,188,811)
Weighted average outstanding shares of common stock	221,061,294	163,346,083
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	221,061,294	163,346,083

Net loss per share – Basic and diluted	$(0.00)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	March 31
	2019	2018
Stock options	4,000,000	4,000,000
Common stock warrants	72,829,084	66,210,132
Common stock issuable	2,144,697	1,144,697
Convertible notes	34,118,958	33,080,280
Convertible preferred stock	2,877,270	4,377,270
Convertible preferred stock issuable	--	--
Total	115,970,009	108,812,379
Total exercisable at March 31	115,825,312	107,667,682

Note 9 – Subsequent Events

On April 11, 2019, Jatropha signed an addendum to update the terms and conditions originally set forth in the Agreement of Principal Terms dated November 7, 2017. In light of the higher electrical output and new options offered by the Company, Jatropha amended its purchase commitment to include 50 MG80 (80 kVA) Systems with mobile desalination units capable of producing 2500 gallons of fresh water per day, 100 MG125 (125 kVA) systems, 50 MG200 (200 kVA) Systems and 50 HydroQubes ( a hydrogen infusion system that improves fuel economy) composed of 2 cells. The addendum states that CoolTech shall start production and fulfillment of the orders no later than the 3rd Quarter of 2019.

On April 23, 2019, Cool Technologies issued 7,500,000 shares of common stock to Lucas Hoppel upon conversion of $93,750 on convertible debt of $396,550. On May 1, 2019, a fourth amendment was signed extending the maturity date until August 1, 2019. All other terms and conditions remained the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cool Technologies, Inc. and subsidiary, (“the Company” or “Cool Technologies” or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTech formed Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

The Company’s technologies are divided into two distinct but complementary categories: mobile power generation and heat dispersion technology.

As of March 31, 2019, CoolTech has seven US patents, one granted Mexican patent, one allowed Canadian patent, three pending applications (1 in Canada, 1 in Brazil, 1 in US) and one US filed provisional application pending in the area oof composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

The Company has developed a mobile power generation system (MG) that enables work trucks to generate electric power by running an in-chassis generator. The MG is based on a proprietary gearing system that can be retrofit onto new and existing American trucks. CoolTech intends to sell the mobile electric power system to commercial vehicle and fleet owners. Sales are expected to occur through the direct efforts of the Company and through the efforts of its joint venture partners. It may also license the MG system commercial vehicle and fleet owners as well.

The markets the Company intends to target include consumer, industrial and military markets, both in the U.S. and worldwide.

When the generator is enhanced by Cool Tech’s thermal technology (See below) it should be able to output more power than any other generator of its size on the market.

CoolTech has also developed heat dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. In preparation, Cool Technologies currently received one trademark: TEHPC (an acronym for Totally Enclosed Heat Pipe Cooled).

Management believes that the technologies can help increase the efficiency and lifespan as well as help meet regulatory emissions standards for heat producing equipment and components. In addition, the simplicity of the heat pipe architecture as well as the fact that it provides effective new applications for existing manufacturing processes should enhance the cost structure in several large industries including motor/generator and engine manufacturing

The Company intends to commercialize its patents by integrating the technology with Original Equipment Manufacturer (OEM) partners and by licensing its thermal technologies and applications to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers.

The markets for products utilizing the technologies also include consumer, industrial and military markets, both in the U.S. and worldwide.

Cool Technologies has not generated any revenues to date. The Company generated its first Mobile Generation (MG) order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale. Subsequently, it received an order for 10 MG systems from Craftsmen Industries during the quarter ended June 30, 2017. In November 2017, the Company received a purchase commitment for 234 MG systems from the National Union of Producers of Jatropha in Mexico (Jatropha). That was followed by a purchase commitment for 24 to 50 MG units from the National Union of Producers in Mexico for the state of Veracruz in December 2017. On April 9, 2018, Jatropha executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed.

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

A review of a first run MG80 production vehicle was held at Craftsmen Industries in St. Louis on March 27, 2019 for an audience of farmers from Mexico who paid for their transportation costs to see the MG power equipment and learn about the water purification and HydroQube (hydrogen infusion) options. A second review occurred on May 13, 2019, before an audience of government officials, fruit growers and packers. All except two paid for their own transportation costs.

There can be no assurances that the Company will be able to generate new orders nor fulfill the existing ones nor address all the requirements of all the interested parties. Equally, management can not assure that they will be able to complete development of a 125 kVA system. CoolTech generally incur expenses to commercialize its products, which include costs for research and development, professional fees and general operations.

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

On April 25, 2017, CoolTech delivered to Craftsmen Industries, a Class III Vehicle (Ford F-350 dually) up-fitted with a production-ready MG 30 kVA (single phase/three phase) system.

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

Furthermore, Craftsmen has agreed to produce the MG systems for the Company’s initial orders from Jatropha and Veracruz (See below). Since October 2018, CoolTech has been ordering components for the initial pilot production run which will be completed in the second quarter of 2019. In parallel, purchase orders will be placed for components to support increased production in the months that follow.

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

The purchase commitment stipulates that CoolTech will furnish Jatropha with an MG80 retro-fitted onto a Ford F-350 truck within 60 business days of the signed of the agreement. To ensure the system is optimized to meet Jatropha’s needs, CoolTech set the terms of the agreement to allow both teams to gather data and provide performance feedback another 30 to 60 days. Upon completion of this period, Jatropha will release the balance of the order for 233 units. Payment terms require 50% down and 50% at time of shipment, FOB (Freight on Board) from Cool Technologies’ dock.

On February 6, 2018, Jatropha signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Jatropha will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

A representative of the National Union of Jatropha Producers approved the generator-equipped truck. It will go into production as the Company and Jatropha secure final funding.

On April 11, 2019, Jatropha signed an addendum to update the terms and conditions originally set forth in the Agreement of Principal Terms dated November 7, 2017. In light of the higher electrical output and new options offered by the Company, Jatropha amended its purchase commitment to include 50 MG80 (80 kVA) Systems with mobile desalination units capable of producing 2500 gallons of fresh water per day, 100 MG125 (125 kVA) systems, 50 MG200 (200 kVA) Systems and 50 HydroQubes ( a hydrogen infusion system that improves fuel economy) composed of 2 cells. The addendum states that CoolTech shall start production and fulfillment of the orders no later than the 3rd Quarter of 2019.

The value of the purchase commitment is expected to be between $17,000,000 and $22,000,000. On April 9, 2018, Jatropha executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. The value of the initial order is in excess of one million dollars. Completion of the order is dependent upon Jatropha securing a letter of credit within 45 days of the order. The process of securing the letter of credit is underway (See ‘Mexican Government’ heading below) and the Company is not enforcing the timeline set forth in the order.

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

A representative of the National Union of Jatropha Producers approved the generator-equipped truck. It will go into production as the Company and Veracruz secure final funding.

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

The association between the two companies dates back to April 2017 when Cool Technologies demonstrated its Mobile Generation (MG) system at Craftsmen Industries in St. Louis. In attendance was the Executive Director-Product Planning Strategy and Innovation, Silicon Valley Center for Panasonic Corporation of North America. He received a demonstration of the MG technology as well as an overview of CoolTech’s thermal dispersion technologies. That led to several conversations and meetings regarding the ways in which the two companies could pursue joint initiatives and opportunities.

The first initiative resulted in CoolTech’s use of the Panasonic Toughpad tablet to provide a rugged touchscreen interface for field technicians to control and calibrate the Mobile Generation systems. The Toughpad will be deployed in the trucks’ cabs as a standard part of an MG system.

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

In January 18, 2018, the Company entered into an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (“IP”) analytics, to assess the value of the Company’s IP. As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of the IP and may be used to obtain financing, including but not limited to, non-dilutive financing. The Company is using the valuation to obtain non-dilutive funding.

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

A representative of the National Union of Jatropha Producers approved the generator-equipped truck. CoolTech plans to put this into production as soon as final funding is secured. Based on initial feedback and subsequent meetings and conversations with other attendees, the Company expects the demonstration will lead to new orders.

Purchase and Delivery of Truck to Craftsmen Industries

On July 15, 2018, the Company purchased a Ford F-450 Chassis Cab Truck. Subsequently, a metal flat bed was manufactured and installed. The truck was delivered to Craftsmen on September 15th. It will be used for the installation and refinement of the MG 80 kVA system. The Company is in the process of purchasing a second F-450 that will be used for the MG 125 kVA system.

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

On Thursday, January 17, 2019, a representative of the Company attended a meeting of the CALSTART Leadership Circle at Porsche Cars North American Headquarters, in Atlanta. Among the topics covered were the infrastructure pathway for electric vehicles and electric vehicle market growth. At the event, the Company met with representatives from Southern Company, Duke Energy and Altec, Inc.

Creation and Delivery of Business Proposals

The Company has been very active in putting forth new business proposals in line with its strategy to target specific industry markets. Management regularly reviews relevant press releases, major media articles and trade publications from various industries to keep up with trends and uncover opportunities. Company officers also attend seminars and conferences to meet and network with prospective clients. Since the beginning of the year, the Company has delivered proposals to major utilities (Southern Company, Duke Energy) and car manufacturers (Porsche) covering electric vehicle charging for dealers and customers.

TARDEC

On February 26, 2019, a representative of the Company attended a Collaboration Day with the U.S. Army’s Tank Automotive Research Development and Engineering Center (TARDEC) at Marine Corps Air Station, Miramar. TARDEC is the U.S. Army’s Research, Development and Engineering Center for all Ground Vehicles and Ground Vehicle Systems technology and integration, as well as Fuels and Lubricants, Water Supply and Wastewater Treatment, Tactical Military Bridging, Construction Equipment, Material Handling Equipment, and Army Watercraft. The Company participated in one-on-one sessions with members from the Ground Vehicle Power and Mobility team which pursues advanced technologies to increase fleet energy flexibility and efficiency with the goal of providing more power output without adding weight that degrades system performance.

On February 27, 2019, the Company participated in Tardec’s Vehicle Electrification Forum which serves to advance electrification of Army combat and tactical systems by enabling industry to innovate products that meet Army needs and requirements. The Forum is a mechanism for industry to contribute to the formation of TARDEC’s Vehicle Electrification Strategy. A representative from the Company participated in a session covering electric recharging and issues related to future powertrain configurations including improved system efficiency; requirements for hybrid, electric, and fuel cell configurations; energy storage; vehicle-to-grid and vehicle-to-vehicle capabilities; and engine/transmission improvements.

Unveiling of Initial Production Run Vehicle

On March 27, 2019 the Company unveiled the initial production run of its Mobile Generation (MG) work trucks for inspection by an audience of agricultural and community leaders from Latin America at Craftsmen Industries.

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

The Company believes Latin American politicians, factory owners and fruit growers will attend a similar inspection in St. Louis, Missouri in May.

Mexican Government

Fulfillment of payment terms for both the Jatropha orders and the Veracruz purchase commitment require the participation of the Mexican government as it is a major source of funding for both unions. During the first half of 2018 (the time of the acceptance by the Company of the order and purchase commitments), a conservative government was running for reelection. Funding decisions were placed on hold. In July, a leftist government was elected and in December a new administration was sworn in.

As both Jatropha and Veracruz are farmworkers unions, we believe the government will likely be very responsive to their needs. The Company is in touch with both government officials and the two unions as the funding process continues

On April 25, 2019, the CEO of the Company flew to Mexico City to meet with the Secretaries of Energy, Agriculture and the Environment for the new administration as well as federal deputies and representatives.

On May 13, 2019, government officials and fruit growers were at Craftsmen Industries in St. Louis for a review of a first run MG80 production vehicle and an overview of the HydroQube (hydrogen infusion) and water purification/desalination options.

Introduction of new options

During the past quarter, the Company has introduced new options which include an MG System that generates up to 200 kVA of electric power, water purification and desalination systems as well as a hydrogen infusion system called the HydroQube.

The truck-mounted water purification and desalination units can produce from 2800 to 10,000 gallons of fresh water every day. Assuming the average person needs 2 liters per day, 10,000 gallons is enough for 18,927 people.

A 30 kVA MG system could power any size unit as well as the pumps to deliver the water or five units at once which would conceivably be enough to keep the population of Santa Barbara hydrated. It could even tow a 1,250 gallon water tanker, if needed.

The purification and desalinization units feature fully automated controls and monitoring. When combined with the optional telematics offered in the vehicles, each unit could be remotely controlled and monitored from distant locations.

A HydroQube is expected to significantly lower a truck’s diesel fuel consumption. The HydroQube produces hydrogen from water which is then infused into the fuel system. The proprietary process, which does not involve electrolysis, requires minimal power. The addition of the gas produced (oxyhydrogen) should significantly improve fuel economy and efficiency.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended March 31,
	2019	2018	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	126,460	136,493	(10,033)	-7.4%
Consulting	95,324	106,882	(11,558)	-10.8%
Professional fees	81,765	145,041	(63,276)	-43.6%
Research and development	14,702	232,931	(218,229)	-93.7%
General and administrative	85,864	61,494	24,370	39.6%
Total operating expenses	404,115	682,841	(278,726)	-40.8%

Interest expense, net	(619,975)	(508,406)	(111,569)	21.9%
Change in fair value of derivative liability	(41,818)	1,531	(43,349)	-2,831.4%
Loss on extinguishment of debt	234,186	--	234,186	N/A

Net loss	(831,722)	(1,189,716)	357,994	-30.1%

Less: Noncontrolling interest	(470)	(905)	435	-48.1%

Net loss to shareholders	$(831,252)	$(1,188,811)	$357,559	-30.1%

Revenues

During the three months ended March 31, 2019, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses decreased during the three months ended March 31, 2019 from $136,493 in 2018 to $126,460 in 2019 due to lower federal and state payroll taxes.

Consulting expense decreased during the three months ended March 31 from $106,882 in 2018 to $95,324 in 2019 primarily due to the elimination of a.media consultant contract.

Professional fees decreased during the three months ended March 31 from $145,041 in 2018 to $81,765 in 2019 due to the elimination of (a) the preparation of a Registration Statement on Form S-1 and (b) the overlapping fees from two accounting firms as one was terminated and the other was hired.

Research and development expenses decreased during the three months ended March 31 from $232,931 in 2018 to $14,702 in 2019 due to the completion of the design of the MG system and the Company’s focus on its commercialization.

General and administrative expense increased during the three months ended March 31 from $61,494 in 2018 to $85,864 in 2019 due to less spending on travel, advertising and sales promotion.

Other Income and Expense

Interest expense increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to accelerated debt discount amortization upon the conversion of convertible notes.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At March 31, 2019, CoolTech had cash of $490,201.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $4,443,114 and $4,643,956, respectively, at March 31, 2019 and December 31, 2018. The decrease in negative working capital was primarily due to an increase in cash and the reduction in the current portion of long term debt.

January Convertible Note – On January 26, 2018, the Company entered into a convertible note agreement. CoolTech issued 800,000 inducement shares of restricted common stock and received $200,000, with an original issue discount of $20,000 in lieu of interest, for a total amount of $220,000 due on August 26, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. All other terms and conditions remained the same. On January 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to May 1, 2019. In exchange, the conversion price was reduced from $0.025 to $0.0125.

On February 5, 2019, the buyer converted $64,100 into 5,128,000 shares of common stock and the $226,600 note was retired.

February Convertible Note – On February 19, 2018, the Company entered into a convertible note agreement. CoolTech issued 2,000,000 inducement shares of restricted common stock and received $350,000, with an original issue discount of $35,000 in lieu of interest, for a total amount of $385,000 due on September 19, 2018. At the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019 and then again until May 1, 2019. All other terms and conditions remained the same.

On February 26, 2019, CoolTech issued 7,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $93,750 on convertible debt of $396,550.

On April 23, 2019, Cool Technologies issued 7,500,000 shares of common stock to Lucas Hoppel upon conversion of $93,750 on convertible debt of $396,550.

August Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. It received $63,000 with an original issue discount of $6,300 in lieu of interest, for a total amount of $69,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%. On February 14, 2019, the Company wired $93,565 to the holder and the note was retired.

December Convertible Note -- On December 10, 2018, the Company entered into a convertible note agreement. It received $138,000 with an original issue discount of $14,000.00 in lieu of interest, for a total amount of $152,000 due on December 10, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 28% discount to the lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

February Convertible Note -- On February 11, 2019, the Company entered into a convertible note agreement. It received $131,600 with an original issue discount of $8,400 in lieu of interest, for a total amount of $140,000 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

March Convertible Note -- On March 13, 2019, the Company entered into a convertible note agreement. It received $132,500 with an original issue discount of $7,500 in lieu of interest, for a total amount of $140,000 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18/% per annum, require the Company to (i) pay the product of the then outstanding principal amount, plus accrued interest and default interest, divided by the conversion price multiplied by the highest price at which the common stock traded at any time between the issuance date and the date of the event of default.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(289,018)	$(616,863)
Net cash used in investing activities	(1,047)	(316)
Net cash provided by financing activities	755,831	579,982

Net cash used in operating activities decreased as a result of lower spending on research and development. CoolTech’s investing activity relates to the development of patents in both years. Cash provided by financing activities included debt borrowings of $905,345 and $550,000, respectively, during 2019 and 2018.

The Company’s capital requirements for the next 12 months will consist of $3.4 million with anticipated expenses of $1.4 million for salaries, public company filings, and consultants and professional fees. An additional $2.0 million in working capital is expected to be needed for inventory and related costs for production of the mobile power generation systems as well as development and commercialization of the thermal dispersion technology applications.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. They are currently negotiating additional non-dilutive funding to support production of completed systems and vehicles.

Going Concern

The Company has incurred net losses of $50,697,380 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of the issuance date of these condensed consolidated financial statements, management is negotiating additional nondilutive funding arrangements to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible drypit applications and to license and sell mobile generation retrofit kits driven by CoolTech proprietary gearing system. There can be no assurance, however, that the Company will be successful in accomplishing these objectives

Critical Accounting Estimates

The condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. Cool Technologies continually evaluates the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to the results of operations and financial position are discussed in the Annual Report on Form 10-K for the year ended December 31, 2018 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, Cool Technologies is not required to provide the information required by this Item.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2019, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s four officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2019.

Going forward, Cool Technologies intends to evaluate its processes and procedures and, where practicable, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, the internal control over financial reporting.

Part II. Other Information

Item 1. Legal ProceedingsSecurities and Exchange Commission Settlement

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

Item 1A. Risk Factors

As a smaller reporting company, Cool Tech is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On February 5, 2019, Cool Technologies issued 5,128,000 shares of common stock to Lucas Hoppel upon final conversion of $64,100 on convertible debt of $226,600 and the note was retired.

On February 26, 2019, CoolTech issued 7,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $93,750 on convertible debt of $396,550.

On April 23, 2019, Cool Technologies issued 7,500,000 shares of common stock to Lucas Hoppel upon conversion of $93,750 on convertible debt of $396,550.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe we are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.97*	$140,000 Convertible Promissory Note issued to Power Up Lending Group

10.98*	$140,000 Convertible Promissory Note issued to JSJ Investments Inc.

10.99*	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: May 20, 2019	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2019	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

