Form 10-Q
period 2019-06-30
COOL TECHNOLOGIES, INC.
filed 2019-08-19
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, there were 241,757,645 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash	$11,765	$24,435
Inventory	155,322	54,474
Prepaid expenses and other assets	26,167	12,000
Total current assets	193,254	90,909
Intangibles	210,235	205,974
Equipment, net	49,750	64,446
Total assets	$453,239	$361,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,518,728	$1,288,175
Accrued liabilities – related party	743,117	743,868
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	62,049	62,049
Debt, current portion	2,631,268	2,091,014
Derivative liability	1,099,825	149,759
Total current liabilities	6,454,987	4,734,865

Debt, long-term portion, net of debt discount	33,574	36,819
Total liabilities	6,488,561	4,771,684

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 and 20 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding at June 30, 2019 and December 31, 2018	2,727	2,727
Common stock, $.001 par value; 350,000,000 shares authorized; 237,333,916 and 214,705,916 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	237,333	214,705
Preferred stock payable	--	--
Common stock payable	58,670	--
Additional paid-in capital	45,774,110	45,160,994
Common stock issuable	--	123,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(52,060,557)	(49,866,128)
Non controlling interest	(56,046)	(54,764)
Total stockholders’ deficit	(6,035,322)	(4,410,355)

Total liabilities and stockholders’ deficit	$453,239	$361,329

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2019	2018	2019	2018

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	136,794	136,321	263,254	272,815
Consulting	83,383	109,000	178,707	215,882
Professional fees	44,704	74,901	126,469	219,942
Research and development	32,402	201,654	47,102	434,585
General and administrative	63,832	87,722	149,698	149,215
Total operating expenses	361,115	609,598	765,230	1,292,439

Operating loss	(361,115)	(609,598)	(765,230)	(1,292,439)

Other income (expense):
Interest expense, net	(450,212)	(463,189)	(1,070,186)	(971,595)
Change in fair value of derivative liability	(526,802)	17,884	(568,620)	19,415
(Gain) on extinguishment of debt	(25,860)	88,000	208,325	88,000
Net loss	(1,363,989)	(966,903)	(2,195,711)	(2,156,619)
Less: Noncontrolling interest in net loss	(812)	(577)	(1,282)	(1,462)

Net loss to shareholders	$(1,363,177)	$(966,346)	$(2,194,429)	$(2,155,157)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	234,366,883	194,276,545	227,750,844	178,896,757

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Additional	Common	Preferred	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2017	2,727,303	2,727	152,836,983	152,837	41,401,330	712,000	-	8,441	(45,247,740)	(52,267)	(3,022,672)
Sale of stock	-	-	1,977,777	1,977	151,348	106,670	-	-	-	-	259,995
Issuance of common stock issuable	-	-	8,409,091	8,409	591,591	(600,000)	-	-	-	-	-
Cashless warrant exercises	-	-	9,603,662	9,604	(9,604)	-	-	-	-	-	-
Stock issued with debt	-	-	3,641,727	3,642	170,027	-	-	-	-	-	173,669
Warrants issued for services	-	-	-	-	25,882	-	-	-	-	-	25,882
Employee common stock	-	-	2,600,000	2,600	127,400	-	-	-	-	-	130,000
Debt converted	-	-	18,041,000	18,041	482,984	-	-	-	-	-	501,025
Debt issued with beneficial conversion feature	-	-	-	-	846,390	-	-	-	-	-	846,390
Net loss	-	-	-	-	-	-	-	-	(2,156,619)	-	(2,156,619)
Noncontrolling interest	-	-	-	-	-	-	-	-	1,462	(1,462)	-
June 30, 2018	2,727,303	2,727	197,110,240	197,110	43,787,348	218,670	-	8,441	(47,402,897)	(53,729)	(3,242,330)

December 31, 2018	2,727,290	2,727	214,705,916	214,705	45,160,994	123,670	-	8,441	(49,866,128)	(54,764)	(4,410,355)
Sale of stock	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock issuable	-	-	1,650,000	1,650	93,350	(95,000)	-	-	-	-	-
Conversion of Series A preferred stock to common stock	(17)	-	850,000	850	(850)	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	30,000	-	-	-	-	30,000
Warrants issued for services	-	-	-	-	32,624	-	-	-	-	-	32,624
Warrants issued with debt	-	-	-	-	112,260	-	-	-	-	-	112,260
Debt converted	-	-	20,128,000	20,128	231,472	-	-	-	-	-	251,600
Debt issued with beneficial conversion feature	-	-	-	-	144,260	-	-	-	-	-	144,260
Net loss	-	-	-	-	-	-	-	-	(2,195,711)	-	(2,195,711)
Noncontrolling interest	-	-	-	-	-	-	-	-	1,282	(1,282)	-
June 30, 2019	2,727,273	2,727	237,333,916	237,333	45,774,110	58,670	-	8,441	(52,060,557)	(56,046)	(6,035,322)

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2019	2018
Operating Activities:
Net loss	$(2,195,711)	$(2,156,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	32,624	25,882
(Gain) on extinguishment of debt	(208,325)	(88,000)
Non-cash interest expense	34,205	--
Change in fair value of derivative liability	568,620	(19,415)
Amortization of debt discount	847,238	959,691
Depreciation expense	14,696	12,968
Changes in operating assets and liabilities:
Inventory	(100,848)	--
Prepaid assets	(14,167)	(37,000)
Accounts payable	265,971	182,771
Accrued liabilities – related party	(751)	(59,433)
Accrued payroll taxes	--	5,132
Net cash used in operating activities	(3,368,499)	(1,174,023)

Investing Activities:
Intangible assets	(4,261)	(14,516)
Net cash used in investing activities	(4,261)	(14,516)

Financing Activities:
Proceeds from sale of common stock	--	259,995
Proceeds from debt	1,220,345	825,000
Payments on debt	(472,306)	(20,677)
Net cash provided by financing activities	748,039	1,064,318

Net (decrease) increase in cash	(12,670)	(124,221)

Cash, beginning of period	24,435	173,343

Cash, end of period	$11,765	$49,122

Cash paid for:
Interest	$17,851	$6,969
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$513,128	$169,450
Reduction of common stock issuable by issuing Stock	95,000	600,000
Debt and interest settled for common stock	251,600	501,025
Stock issued with debt	30,000	173,669
Stock issued for accrued liabilities – related party	112,260	130,000
Reclassification of common share equivalents to additional paid-in capital	--	--
Reclassification of derivative liability due to conversion of debt	--	--

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

The Company’s technologies are divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology. As of June 30, 2019, CoolTech has seven US patents; one granted Mexican patent; one granted Canadian patent and one allowed Canadian patent; and patents pending in Canada, Brazil, and Mexico) in the areas of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system, radial vent thermal technology and integrated electrical power generation methods and systems

The Company intends to sell a mobile electric power system powered by the Company’s proprietary gearing system to commercial vehicle and fleet owners. It intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers. It may license its mobile electric power system as well.

Basis of Presentation

The accompanying condensed consolidated balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows as of June 30, 2019, has been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $52,060,557 since inception and has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Note 3 – Debt

Debt consists of the following:

	June 30, 2019	December 31, 2018
Notes payable	$2,400,000	$1,800,000
Convertible notes payable	702,000	581,950
Test vehicle financing	44,135	56,231
Note payable – related party	21,641	12,897
Note payable – UPT minority owner	130,000	190,000
	3,297,776	2,641,078
Debt discount	(632,934)	(513,245)
	2,664,842	2,127,833
Less: current portion	(2,631,268)	(2,091,014)
Long-term portion	$33,574	$36,819

Notes Payable

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

On December 19, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $50,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, CoolTech issued cashless warrants to purchase 400,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

On February 1, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $75,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, CoolTech agreed to issue 1,000,000 shares of restricted common stock.

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

On May 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to August 1, 2019. All other terms and conditions remained the same. On July 30, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2019. All other terms and conditions remained the same

December Convertible Note -- On December 10, 2018, the Company entered into a convertible note agreement. It received $138,000 with an original issue discount of $14,000 in lieu of interest, for a total amount of $152,000 due on December 10, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 28% discount to the lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

On June 5, 2019, the outstanding balance of $203,643 was paid in full and the note was retired.

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

May Convertible Note -- On May 13, 2019, the Company entered into a convertible note agreement. It received $150,000 after an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on December 13, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

June Convertible Note -- On June 6, 2019, the Company entered into a convertible note agreement. It received $130,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($143,000) and interest will be due on June 6, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum, require the Company to (i) pay the product of the then outstanding principal amount, plus accrued interest and default interest, divided by the conversion price multiplied by the highest price at which the common stock traded at any time between the issuance date and the date of the event of default.

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

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants. The table below aggregates the instances in which warrant issuance was required.

	Number of Warrants	Weighted- average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	14,467,717	0.05	4.6	$1,564
Granted	4,400,000	0.05
Forfeited or expired	--	--
Exercised	--	--
Outstanding, June 30, 2019	18,867,717	0.05	4.2	$379,596
Exercisable, June 30, 2019	18,867,717	0.05	4.2	$379,596

Future contractual maturities of debt are as follows:

Year ending December 31,
2019	$2,000,676
2020	634,003
2021	7,358
2022	8,134
2023	8,992
2024	5,679
$2,664,842

Transactions with Related Parties

The note payable - related party, in the amount of $21,641 as of June 30, 2019, is held by the Company’s Chief Financial Officer and relates to unreimbursed expenses.

The note payable in the amount of $130,000 as of June 30, 2019, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

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

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Six Months Ended June 30, 2019

Volatility	114.1-143.0%
Risk-free interest rate	1.9–2.6%
Expected life (years)	0.4–1.0
Dividend yield	--

Changes in the derivative liability were as follows:

	Six Months Ended June 30, 2019
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2018	$--	$--	$149,759	$149,759
Conversions of convertible debt	--	--	--	--
Issuance of convertible debt and other derivatives	--	--	547,333	547,333
Extinguishment of convertible debt	--	--	(165,886)	(165,886)
Change in fair value	--	--	568,620	568,620
Convertible debt and other derivative liabilities at June 30, 2019	$--	$--	$1,099,826	$1,099,826

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

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of June 30, 2019.

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

The holders of Class B Preferred Stock are not entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company. Their warrants cannot be exercised on a cashless basis.

On October 31 and November 1, 2016, three of the accredited investors provided $51,000 to Cool Technologies and are due to receive an additional 927,270 Series B Preferred shares. In lieu of issuing the additional 927,270 Series B Preferred shares and pursuant to signed approval from the investors, on July 25, 2017, CoolTech issued 309,090 shares of common stock to each of the investors.

On May 8, 2017, Inverom Corporation converted its 909,090 Series B preferred shares into 909,090 shares of common stock. This represented all of the shares of Series B stock held by Inverom Corporation.

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received or services performed. As of June 30, 2019 and 2018, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the condensed consolidated balance sheet represents common stock to be issued for either cash received or services performed. As of June 30, 2019 and December 31, 2018, the number of shares of common stock to be issued was 494,697 and 1,144,697 shares, respectively.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of June 30, 2019, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	52,367,887	$0.18	1.3	$--
Granted	--	--	--	--
Forfeited or cancelled	(6,471,901)	0.56	--	--
Outstanding, June 30, 2019	45,895,986	0.12	1.6	$--
Exercisable, June 30, 2019	45,895,986	$0.12	1.6	$--

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Six months ended June 30,
	2019	2018
Nonemployee warrants – fully-vested upon issuance	$32,624	$25,882
Nonemployee warrants – service and performance conditions	--	--
Total share-based expense charged against income	$32,624	$25,882

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock

Other

During the quarter ended June 30, 2019, the Company issued no shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	13,445,836	0.27	1.4	$78,000
Granted	1,300,000	0.05
Forfeited or expired	(5,510,000)	0.51
Outstanding, June 30, 2019	9,235,836	0.10	1.7	$194,500
Exercisable, June 30, 2019	9,235,836	0.10	1.7	$194,500

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

6 Months Ended
June 30, 2019
Volatility	133.5-133.7%
Risk-free interest rate	2.4%
Expected life (years)	5.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

The Company granted no additional fully-vested options during the six months ended June 30, 2019.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the six months ended June 30, 2019.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Net loss available for stockholders	$(1,363,177)	$(966,346)	$(2,194,429)	$(2,155,157)
Weighted average outstanding shares of common stock	234,366,883	194,276,545	227,750,844	178,896,757
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	234,366,883	194,276,545	227,750,844	178,896,757

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	June 30
	2019	2018
Stock options	4,000,000	4,000,000
Common stock warrants	72,239,539	67,287,631
Common stock issuable	494,697	2,728,030
Convertible notes	31,285,755	43,280,642
Convertible preferred stock	2,877,270	4,377,270
Convertible preferred stock issuable	--	--
Total	110,897,261	121,673,573
Total exercisable at June 30	112,402,564	118,945,543

Note 9 – Subsequent Events

On July 3, 2019, the Company entered into a convertible note agreement. It received $150,000 with an original issue discount of $15,300 in lieu of interest, for a total amount of $168,300 plus 8% annual interest due on July 3, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

On July 30, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2019. All other terms and conditions remained the same.

On August 13, 2019, the Company issued 423,759 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 184 days of 8% annual interest. After the conversion, the principal balance remaining totals $125,000.

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

As of June 30, 2019, CoolTech has seven US patents, one granted Mexican patent, one allowed Canadian patent, three pending applications (1 in Canada, 1 in Brazil, 1 in US) and one US filed provisional application pending in the area of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as “thermal” or “heat dispersion technology”) and a parallel vehicle power platform. Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system, a parallel power input gearing system (PPIG) and radial vent thermal technology.

The Company has developed a mobile power generation system (MG) that enables work trucks to generate electric power by running an in-chassis generator. The MG is based on a proprietary gearing system that can be retrofit onto new and existing American trucks. The system outputs commercial grade power, both single and three phase, standby and prime, across a variety of voltages. With an MG system, users no longer a need to tow a generator. They can plug right into the truck and output up to 200 kilovolt amps of electric power. The in-chassis generator enables users to tow additional equipment and reach sites that might be inaccessible while towing a trailered generator.

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

Cool Technologies has not generated any revenues to date. The Company received its first Mobile Generation (MG) order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale. Subsequently, it received an order for 10 MG systems from Craftsmen Industries during the quarter ended June 30, 2017. As Craftsmen is a manufacturer of custom experiential marketing vehicles, it produces one-off items. Therefore, the order will be filled on an as-need basis. As of the date of this filing, the funds to fulfill the order are not in place.

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order is for six hundred MG80, MG125 and MG200 Mobile Generation systems.

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

There can be no assurances that the Company will be able to generate new orders nor fulfill the existing ones nor address all the requirements of all the interested parties. Equally, management cannot assure that they will be able to complete development of a 125 kVA system. CoolTech generally incur expenses to commercialize its products, which include costs for research and development, professional fees and general operations.

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

Furthermore, Craftsmen has agreed to produce the MG systems for the Company’s initial orders from the Mexican Producers’ Unions (See below). Since October 2018, CoolTech has been ordering components for the first article production vehicle which was demonstrated in March 2019 and again in May 2019 for Mexican businessmen and politicians. In parallel, components for pre-production and production systems along with three pre-production vehicles that will be shipped to Turkey and Mexico. In the third quarter, production on the three vehicles mentioned above is expected to be completed.

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

Mexican Producers’ Union

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union.

The union has established a center for processing oil from Jatropha seeds for biofuel production. Through their network of producers, the union plans to introduce the MG and promote the product to their suppliers.

The purchase commitment stipulates that CoolTech will furnish the union with an MG80 retro-fitted onto a Ford F-350 truck within 60 business days of the signed of the agreement. To ensure the system is optimized to meet the union’s needs, CoolTech set the terms of the agreement to allow both teams to gather data and provide performance feedback another 30 to 60 days. Upon completion of this period, the union will release the balance of the order for 233 units. Payment terms require 50% down and 50% at time of shipment, FOB (Freight on Board) from Cool Technologies’ dock.

On February 6, 2018, the union signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from the union will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

A representative of the Mexican Producers’ Union approved the generator-equipped truck. It will go into production as the Company and the union secure final funding.

On April 11, 2019, the union signed an addendum to update the terms and conditions originally set forth in the Agreement of Principal Terms dated November 7, 2017. In light of the higher electrical output and new options offered by the Company, the union amended its purchase commitment to include 50 MG80 (80 kVA) Systems with mobile desalination units capable of producing 2500 gallons of fresh water per day, 100 MG125 (125 kVA) systems, 50 MG200 (200 kVA) Systems and 50 HydroQubes ( a hydrogen infusion system that improves fuel economy) composed of 2 cells. The addendum states that CoolTech shall start production and fulfillment of the orders no later than the 3rd Quarter of 2019.

As of the date of this filing, the funds to fulfill the orders are not in place.

The value of the purchase commitment is expected to be between $17,000,000 and $22,000,000. On April 9, 2018, the union executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. The value of the initial order is in excess of one million dollars. Completion of the order is dependent upon the union securing a letter of credit within 45 days of the order. The process of securing the letter of credit is underway (See ‘Mexican Government’ heading below) and the Company is not enforcing the timeline set forth in the order.

Second Mexican Producers’ Union

In December 2017, the Company received a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union. Depending on the respective numbers of MG55 and MG80 kVA systems ordered, the Company expects the value of the commitment to range between $1,200,000 and $3,900,000.

The union represents farmers who grow labor and energy intensive crops such as sugar cane, tobacco, bananas, coffee, rice and vanilla. It expects that the MG systems will increase yields, exports and incomes for its members and their communities.

According to the contract, the Company will deliver an MG 80 retro-fitted onto a Ford F-350 truck within 60 business days.

On February 23, 2018, the second union signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from second union will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

A representative of the first union approved the generator-equipped truck. It will go into production as the Company and second union secure final funding.

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

Mexican Government

Fulfillment of payment terms for both the order and the purchase commitments from the Mexican Producers’ Unions require the participation of the Mexican government as it is a major source of funding for both unions. During the first half of 2018 (the time of the acceptance by the Company of the order and purchase commitments), a deeply unpopular conservative government was running for reelection. Funding decisions were placed on hold. In July, a leftist government was elected and in December a new administration was sworn in.

As both unions are farmworkers unions, the government will likely be very responsive to their needs. The Company is in touch with both government officials and the two unions as the funding process continues

On April 25, 2019, the CEO of the Company flew to Mexico City to meet with the Secretaries of Energy, Agriculture and the Environment for the new administration as well as federal deputies and representatives.

The Mexican government passed a federal bill (fraction XV to Article 5o of the Law of Livestock Organization) into law that will allow Mexican entities such as farmers, fisherman, ranchers and other industries to receive financial assistance from the government for 37% of the total acquisition price of all CoolTech’s Mobile Generation (MG) systems and optional products. Financing for the balance of the cost is expected to come from other governmental agencies.

The new law was championed by Congressman Rocha who has announced that in 2020, the Mexican Government will also support a Cool Technologies Center of Excellence to help integrate CoolTech’s entire green energy platform into other areas of the Mexican economy. The government also intends to explore the use of MGs for disaster relief in the aftermath of earthquakes and hurricanes.

Under the new law, the Agriculture Secretary and other Secretaries, including Energy, are now accepting applications for projects to be funded by this initiative.

On May 13, 2019, government officials and fruit growers were at Craftsmen Industries in St. Louis for a review of a first run MG80 production vehicle and an overview of the HydroQube (hydrogen infusion) and water purification/desalination options.

Among the politicians in attendance was Congressman Efraín Rocha Vega who is Secretary of the Commission of Development and Rural, Agricultural and Food Self-sufficiency Conservation, a member of the commission of Livestock and the commission of Environment, Sustainability, Climate Change and Natural Resources. Subsequent to the event, in an official Congressional Letter of Support, dated May 20th, 2019, Congressman Rocha wrote: “The successful demonstration of these technologies further strengthens the Mexican Government’s support of Mexican entities that desire to purchase CoolTech and KILO products, as well as affirms our position to provide financial assistance to such entities.” The letter can be viewed in its entirety at

http://www.cooltechnologiesinc.com/content/pdf/MexicanLegislationandFinancialAssistanceLetter.pdf.

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

Belirti Teknoloji

On May 7, 2019, the Company entered into a joint venture agreement (“JV”) with Turkish technology company Belirti Teknoloji, A.S. (“BelirtiTech”). To launch the business, BelirtiTech awarded Cool Technologies a purchase order for up to $42 million USD for the purchase of several different models of its Mobile Generation kits. The purchase order will supply the JV with its initial inventory for resale into the Middle East and some African nations. The Company is actively working with the customer’s bank in addition to insurance companies and other financial entities to facilitate the financing of the orders. As of the date of this filing, the funds to fulfill the orders are not in place.

The initial purchase order is for six hundred MG80, MG125 and MG200 Mobile Generation systems. The MG systems will be integrated into the end customer’s choice of vehicles.

The order also includes an additional MG80 installed in a Ford F-450 with the 2,500 gallon per day mobile water desalinization option included,

Key Options

On May 30, 2019, the Company entered into a joint venture agreement (“JV”) with KeyOptions Pty Ltd, a privately-held technology and security provider based in Victoria, Australia.

KeyOptions develops and markets products for governments, defense contractors and other commercial applications to counter security and cyber threats. The Company will provide a license for the JV to market and sell CoolTech’s entire product platform in Australia and neighboring countries in Southeast Asia.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended June 30,
	2019	2018	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	136,794	136,321	473	0.3%
Consulting	83,383	109,000	(25,617)	-23.5%
Professional fees	44,704	74,901	(30,197)	-40.3%
Research and development	32,402	201,654	(169,252)	-83.9%
General and administrative	63,832	87,722	(23,890)	-27.2%
Total operating expenses	361,115	609,598	(248,483)	-40.8%

Interest expense, net	(450,212)	(463,189)	12,977	2.8%
Change in fair value of derivative liability	(526,802)	17,884	(544,686)	-3045.7%
(Gain) on extinguishment of debt	(25,860)	88,000	(113,860)	-129.4%

Net loss	(1,363,989)	(966,903)	(397,086)	41.1%

Less: Noncontrolling interest	(812)	(557)	(255)	45.8%

Net loss to shareholders	$(1,363,177)	$(966,346)	$(396,831)	41.1%

	Six months ended June 30,
	2019	2018	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	263,254	272,815	(9,561)	-3.5%
Consulting	178,707	215,882	(37,175)	-17.2%
Professional fees	126,469	219,942	(93,473)	-42.5%
Research and development	47,102	434,585	(387,483)	-89.2%
General and administrative	149,698	149,215	483	0.3%
Total operating expenses	765,230	1,292,439	(527,209)	-40.8%

Interest expense, net	(1,070,186)	(971,595)	(98,591)	10.1%
Change in fair value of derivative liability	(568,620)	19,415	(588,035)	-3028.8%
(Gain) on extinguishment of debt	208,325	88,000	120,325	136.7%

Net loss	(2,195,711)	(2,156,619)	(39,092)	1.8%

Less: Noncontrolling interest	(1,282)	(1,462)	180	-12.3%

Net loss to shareholders	$(2,194,429)	$(2,155,157)	$(39,272)	1.8%

Revenues

During the three months ended June 30, 2019, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses increased slightly during the three months ended June 30, 2019 and decreased during six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to variations in state payroll taxes paid and levied.

Consulting expense decreased during the three months ended June 30 from $109,000 in 2018 to $83,383 in 2019 and during the six months ended June 30 from $215,882 in 2018 to $178,707 in 2019 due primarily to the elimination of $60,000 in monthly consulting fees to a media consulting firm.

Professional fees decreased during the three months ended June 30 from $74,901 in 2018 to $44,704 in 2019 and during the six months ended June 30 from $219,942 in 2018 to $126,469 in 2019. Both decreases were due primarily to the elimination of the overlapping costs to change accounting firms and the elimination of legal fees associated with the SEC settlement.

Research and development expenses decreased during the three months ended June 30 from $201,654 in 2018 to $32,402 in 2019 due to the completion of the design of the MG system and the Company’s focus on its commercialization. During the six months ended June 30, research and development expenses decreased from $434,385 in 2018 to $47,102 in 2019 due again to the Company moving from the development of its products to the commercialization of its products.

General and administrative expense decreased during the three months ended June 30 from $87,722 in 2018 to $63,832 in 2019 due to less spending on travel, advertising and sales promotion. During the six months ended June 30, general and administrative expense increased slightly from $149,215 in 2018 to $149,698 in 2019.

Other Income and Expense

Interest expense decreased during the three months ended June 30 from $463,189 in 2018 to $450,212 in 2019 due to lower amortization of debt discounts that were partially offset by an increase in accrued interest. Interest expense increased during the six months ended June 30 from $971,595 in 2018 to $1,070,186 in 2019 due to increased accrued interest from the Company’s bridge loans.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At June 30, 2019, CoolTech had cash of $11,765.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $6,261,733 and $4,643,956, respectively, at June 30, 2019 and December 31, 2018. The increase in negative working capital was primarily due to an increase in the derivative liability and the current portion of long term debt.

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

On June 5, 2019, the outstanding balance of $203,643 was paid in full and the note was retired.

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

On August 13, 2019, the Company issued 423,759 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 184 days of 8% annual interest. After the conversion, the principal balance remaining totals $125,000.

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

May Convertible Note -- On May 13, 2019, the Company entered into a convertible note agreement. It received $150,000 after an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on December 13, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

June Convertible Note -- On June 6, 2019, the Company entered into a convertible note agreement. It received $13,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($143,000) and interest will be due on June 6, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.,

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(3,368,499)	$(1,174,023)
Net cash used in investing activities	(4,261)	(14,516)
Net cash provided by financing activities	748,039	1,064,318

Net cash used in operating activities decreased as a result of lower spending on research and development. CoolTech’s investing activity relates to the development of patents in both years. Cash provided by financing activities included debt borrowings of $1,220,345 and $825,000, respectively, during 2019 and 2018.

The Company’s capital requirements for the next 12 months will consist of approximately $4.3 million with anticipated expenses of $1.5 to $2 million for salaries, public company filings, and consultants and professional fees. An additional $2.0 to $3.0 million in working capital is expected to be needed for inventory and related production costs for fulfillment of over 600 orders for mobile power generation systems as well as development and commercialization of the thermal dispersion technology applications.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. They are currently negotiating additional non-dilutive funding to support production of completed systems and vehicles. As of the date of this filing, the funds to support production are not in place.

Going Concern

The Company has incurred net losses of $52,060,557 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on the its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of the issuance date of these condensed consolidated financial statements, management is negotiating additional nondilutive funding arrangements to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible drypit applications and to license and sell mobile generation retrofit kits driven by CoolTech proprietary gearing system. There can be no assurance, however, that the Company will be successful in accomplishing these objectives

Critical Accounting Estimates

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2019, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s four officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2019.

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

On May 13, 2019, the Company entered into a convertible note agreement. It received $150,000 after an original issue discount of $15,000 in lieu of interest, for a total amount of $1650,000 due on December 13, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On June 6, 2019, the Company entered into a convertible note agreement. It received $130,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($143,000) and interest will be due on June 6, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum, require the Company to (i) pay the product of the then outstanding principal amount, plus accrued interest and default interest, divided by the conversion price multiplied by the highest price at which the common stock traded at any time between the issuance date and the date of the event of default.

On August 13, 2019, the Company issued 423,759 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 184 days of 8% annual interest. After the conversion, the principal balance remaining totals $125,000.

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

Cool Technologies, Inc.

Dated: August 19, 2019	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2019	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

