Form 10-Q
period 2019-09-30
COOL TECHNOLOGIES, INC.
filed 2019-11-19
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of November 15, 2019, there were 259,994,695 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$203	$24,435
Inventory	155,770	54,474
Prepaid expenses and other assets	12,000	12,000
Total current assets	167,973	90,909
Intangibles	210,660	205,974
Equipment, net	83,845	64,446
Total assets	$426,478	$361,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,611,441	$1,288,175
Accrued liabilities – related party	761,919	743,868
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	62,049	62,049
Debt, current portion	2,767,532	2,091,014
Derivative liability	311,965	149,759
Total current liabilities	5,914,906	4,734,865

Debt, long-term portion, net of debt discount	31,890	36,819
Total liabilities	5,946,796	4,771,684

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 and 20 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding at September 30, 2019 and December 31, 2018	2,727	2,727
Common stock, $.001 par value; 350,000,000 shares authorized; 252,202,624 and 214,705,916 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	252,202	214,705
Common stock payable	58,670	--
Additional paid-in capital	46,057,735	45,160,994
Common stock issuable	--	123,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(51,808,170)	(49,866,128)
Non controlling interest	(55,923)	(54,764)
Total stockholders’ deficit	(5,484,318)	(4,410,355)

Total liabilities and stockholders’ deficit	$462,478	$361,329

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30
	2019	2018	2019	2018

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	106,004	135,972	369,258	408,787
Consulting	66,500	101,827	245,207	317,709
Professional fees	37,100	39,486	163,569	259,428
Research and development	10,000	12,891	57,102	447,477
General and administrative	48,945	161,153	198,643	310,371
Total operating expenses	268,549	451,329	1,033,779	1,743,772

Operating loss	(268,549)	(451,329)	(1,033,779)	(1,743,772)

Other income (expense):
Interest expense, net	(518,271)	(713,515)	(1,588,457)	(1,685,107)
Gain On Fixed Assets	--	11,231	--	11,231
Change in fair value of derivative liability	1,039,330	3,444	470,710	22,859
Loss (Gain) on extinguishment of debt	--	(151,848)	208,325	(63,848)
Net Income (loss)	252,510	(1,302,017)	(1,943,201)	(3,458,637)
Less: Noncontrolling interest in net loss	(123)	(148)	(1,159)	(1,610)

Net income (loss) to shareholders	$252,387	$(1,301,869)	$(1,942,042)	$(3,457,027)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	244,859,877	190,179,571	233,830,512	185,743,486

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Additional	Common	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
June 30, 2018	2,727,303	2,727	197,110,240	197,110	43,787,348	123,670	8,441	(47,402,897)	(53,729)	(3,242,330)
Sale of stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock issuable	-	-	-	-	-	-	-	-	-	-
Conversion of Series A preferred stock to common stock	-	-	650,000	650	(650)	-	-	-	-	-
Cashless warrant exercises	-	-	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	1,583,333	1,583	93,417	-	-	-	-	95,000
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Warrants issued with debt			-	-	320,821	-	-	-	-	-
Employee common stock	-	-				-	-	-	-	-
Debt converted	-	-	4,000,000	4,000	96,000	-	-	-	-	100,000
Debt issued with beneficial conversion feature	-	-	-	-	455,544	-	-	-	-	455,544
Net loss	-	-	-	-	-	-	-	(1,302,017)	-	(1,302,017)
Noncontrolling interest	-	-	-	-	-	-	-	148	(148)	-
September 30, 2018	2,727,303	2,727	203,343,573	203,343	44,752,480	123,670	8,441	(48,704,766)	(53,877)	(3,893,803)

June 30, 2019	2,727,273	2,727	237,333,916	237,333	45,774,110	58,670	8,441	(52,060,557)	(56,046)	(6,035,322)
Sale of stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock issuable	-	-					-	-	-	-
Conversion of Series A preferred stock to common stock	-	-	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-		-	-	-	-
Warrants issued for services	-	-	-	-		-	-	-	-	-
Warrants issued with debt	-	-	-	-		-	-	-	-	-
Debt converted	-	-	14,868,708	14,869	283,625	-	-	-	-	298,494
Debt issued with beneficial conversion feature	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	252,510	-	252,510
Noncontrolling interest	-	-	-	-	-	-	-	(123)	123	-
September 30, 2019	2,727,273	2,727	252,202,624	252,202	46,057,735	58,670	8,441	(51,808,170)	(55,923)	(5,484,318)

See accompanying notes to condensed consolidated financial statements

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
December 31, 2017	2,727,303	2,727	152,836,983	152,837	41,401,330	712,000	8,441	(45,247,740)	(52,267)	(3,022,672)
Sale of stock	-	-	1,977,777	1,977	151,348	106,670	-	-	-	259,995
Issuance of common stock issuable	-	-	8,409,091	8,409	591,591	(600,000)	-	-	-	-
Cashless warrant exercises	-	-	9,603,662	9,604	(9,604)	-	-	-	-	-
Stock issued with debt	-	-	3,641,727	3,642	170,027	-	-	-	-	173,669
Warrants issued for services	-	-	-	-	25,882	-	-	-	-	25,882
Employee common stock	-	-	2,600,000	2,600	127,400	-	-	-	-	130,000
Debt converted	-	-	18,041,000	18,041	482,984	-	-	-	-	501,025
Debt issued with beneficial conversion feature	-	-	-	-	846,390	-	-	-	-	846,390
Net loss	-	-	-	-	-	-	-	(3,458,637)	-	(3,458,637)
Noncontrolling interest	-	-	-	-	-	-	-	1,610	(1,610)	-
September 30, 2018	2,727,303	2,727	197,110,240	197,110	43,787,348	218,670	8,441	(48,704,767)	(53,877)	(4,544,348)

December 31, 2018	2,727,290	2,727	214,705,916	214,705	45,160,994	123,670	8,441	(49,866,128)	(54,764)	(4,410,355)
Sale of stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock issuable	-	-	1,650,000	1,650	93,350	(95,000)	-	-	-	-
Conversion of Series A preferred stock to common stock	(17)	-	850,000	850	(850)	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	30,000	-	-	-	30,000
Warrants issued for services	-	-	-	-	32,624	-	-	-	-	32,624
Warrants issued with debt	-	-	-	-	112,260	-	-	-	-	112,260
Debt converted	-	-	34,996,708	34,997	515,097	-	-	-	-	550,094
Debt issued with beneficial conversion feature	-	-	-	-	144,260	-	-	-	-	144,260
Net loss	-	-	-	-	-	-	-	(1,943,201)	-	(1,943,201)
Noncontrolling interest	-	-	-	-	-	-	-	1,159	(1,159)	-
September 30, 2019	2,727,273	2,727	252,202,624	252,202	46,057,735	58,670	8,441	(51,808,170)	(55,923)	(5,484,318)

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating Activities:
Net loss	$(1,943,201)	$(3,458,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	32,624	25,882
Loss (Gain) on extinguishment of debt	(208,325)	63,848
Non-cash interest expense	52,505	8,918
Change in fair value of derivative liability	(470,710)	(22,859)
Amortization of debt discount	1,210,253	1,645,744
Depreciation expense	25,005	20,028
Loss (Gain) on Fixed Assets		(11,231)
Changes in operating assets and liabilities:	--	--
Inventory	(101,296)	--
Prepaid assets	--	(37,000)
Accounts payable	340,546	14,407
Accrued liabilities – related party	(74,817)	(81,229)
Accrued expenses	--	5,132
Net cash used in operating activities	(1,137,416)	(1,826,997)

Investing Activities:
Intangible assets	(4,686)	(19,108)
Proceeds from sale of fixed assets	(44,404)	--
Net cash used in investing activities	(49,090)	(19,108)

Financing Activities:
Proceeds from sale of common stock	--	259,995
Proceeds from debt	1,674,580	2,260,000
Payments on debt	(512,306)	(149,589)
Net cash provided by financing activities	1,162,274	2,370,406

Net (decrease) increase in cash	(24,232)	524,301

Cash, beginning of period	24,435	173,343

Cash, end of period	$203	$697,644

Cash paid for:
Interest	$3,736	$8,095
Income taxes	--	--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$768,722	$169,450
Reduction of common stock issuable by issuing stock	95,000	600,000
Debt and interest settled for common stock	831,640	501,025
Stock issued with debt	30,000	173,669
Stock issued for accrued liabilities – related party	112,260	--
Warrants issued with debt	--	320,821
Reduction in test vehicle financing due to trade- in	--	10,313
Increase in test vehicle financing due to trade-in	--	45,176
Test vehicle acquired due to trade-in	--	54,863

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (“the Company" or "Cool Technologies" or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTech formed Ultimate Power Truck, LLC ("Ultimate Power Truck" or "UPT"), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

CoolTech has developed and intends to commercialize heat dispersion technologies in various product platforms. The Company has also developed and is commercializing a mobile power generation system (‘MG”) that enables work trucks retrofitted with the system to generate electric power.

While each technology has separate applications, they can also complement each other. The mobile power generation system relies on the installation of a generator into the chassis and power train of a work truck. The cooling technologies can be added to the generator to increase its power density and, conceivably, reduce its size and weight. Other cooling technologies could be incorporated into the truck’s parts, including brakes, rotors and axles.

As of September 30, 2019, CoolTech has seven US patents; one granted Mexican patent; two granted Canadian patents; and patents pending in Canada, Brazil, and Mexico) in the areas of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology"). Cool Technologies also has Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, radial vent thermal technology and integrated electrical power generation methods and systems.

The Company believes that its proprietary technologies, including the patent portfolio and trade secrets, can help increase the efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles.

In preparation for comercialization, CoolTech has applied for trademarks for one of its technologies and its acronym. Cool Technologies currently owns one trademark: TEHPC which is an acronym for “Totally Enclosed Heat Pipe Cooled’ . Cool Technologies intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers.

The Company intends to sell its mobile electric power system (“MG”) powered by the Company's proprietary gearing system to commercial vehicle and fleet owners as well as government and military fleets. The industries that can benefit cover a very broad range. Construction, utilities, forestry and mining are obvious customers. As the MG can power water purification and desalination systems, disaster relief and agricultural interests have also been targeted. As the system can also charge electric vehicles, EV manufacturers, retailers and fleet owners have been targeted as well.

Domestic markets are not the company’s sole focus. CoolTech has signed joint ventures with Turkish and Australian companies to handle sales and distribution in the Middle East and Southeast Asia. It may license its mobile electric power system as well.

Basis of Presentation

The accompanying condensed consolidated balance sheet, statement of operations, statement of stockholders’ deficit and statement of cash flows as of September 30, 2019, has been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $51,808,170 since inception and has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

FASB ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 "Revenue Recognition." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective January 1, 2018. As the Company has not previously generated any revenues, there was no material impact to the Company's financial statements or financial statement disclosures.

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

Note 3 – Debt

Debt consists of the following:

	September 30, 2019	December 31, 2018
Notes payable	$2,400,000	$1,800,000
Convertible notes payable	735,550	581,950
Test vehicle financing	68,172	56,231
Note payable – related party	21,641	12,897
Note payable – UPT minority owner	90,000	190,000
	3,315,363	2,641,078
Debt discount	(515,941)	(513,245)
	2,799,422	2,127,833
Less: current portion	(2,767,532)	(2,091,014)
Long-term portion	$31,890	$36,819

Notes Payable

From September 1 – 11, 2018, the Company entered into Promissory Note Agreements with three accredited investors. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. An extension agreement subsequently signed with the investors extended the maturity date for another six months. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, it issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

From September 7 – 25, 2018, the Company entered into Promissory Note Agreements with four accredited investors. CoolTech received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. An extension agreement subsequently signed with the investors extended the maturity date for another six months. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On October 2 and 26, 2018, the Company entered into Promissory Note Agreements with two accredited investors. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one year anniversary. An extension agreement subsequently signed with the investors extended the maturity date for another six months. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

On May 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to August 1, 2019. All other terms and conditions remained the same. On July 30, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2019. On October 31, 2019, he signed an amendment which extended the maturity date to December 31, 2019. All other terms and conditions remained the same.

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

July Convertible Note – On July 3, 2019, the Company entered into a convertible note agreement. It received $150,000 with an original issue discount of $15,300 in lieu of interest, for a total amount of $168,300 plus 8% annual interest due on July 3, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

On July 31, 2019, the Company issued 4,000,000 shares of common stock to Lucas Hoppel upon partial conversion of $50,000 on convertible debt with a principal of $396,550. After the conversion the principal balance remaining totals $59,050.

On August 13, 2019, the Company issued 423,729 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 184 days of 8% annual interest. After the conversion, the principal balance remaining totals $125,000.

On August 23, 2019, the Company issued 545,455 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 194 days of 8% annual interest. After the conversion, the principal balance remaining totals $110,000.

August Convertible Note -- On August 28, 2019, the Company entered into a convertible note agreement. It received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on August 28, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

On August 29, 2019, the Company issued 604,839 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 200 days of 8% annual interest. After the conversion, the principal balance remaining totals $95,000.

On September 3, 2019, the Company issued 819,672 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 205 days of 8% annual interest. After the conversion, the principal balance remaining totals $75,000.

On September 5, 2019, the Company issued 833,333 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 207 days of 8% annual interest. After the conversion, the principal balance remaining totals $55,000.

On September 11, 2019, the Company issued 1,005,025 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 213 days of 8% annual interest. After the conversion, the principal balance remaining totals $35,000.

On September 11, 2019, the Company issued 2,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $31,250 on convertible debt with a principal of $396,550. After the conversion, the principal balance remaining totals $27,800.

On September 17, 2019, the Company issued 1,005,025 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 219 days of 8% annual interest. After the conversion, the principal balance remaining totals $15,000.

On September 16, 2019, the Company issued 2,012,072 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000 and 189 days of 8% annual interest. After the conversion, the principal balance remaining totals $100,000.

On September 24, 2019, the Company issued 1,119,558 shares of common stock to Power Up Lending Group Ltd. upon final conversion of $15,000 on convertible debt with a principal of $140,000 and 8% annual interest of $5,264. After the conversion, the note was retired.

Test Vehicle Financing

In October 2014, the Company entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.  In July 2018, CoolTech traded-in one test vehicle and purchased another bearing interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company trade-in one test vehicle and purchased another with financing of approximately $44,500 bearing an interest rate of 9.92% payable monthly over a 5 year period.

Note payable – UPT minority owner

Held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants. The table below aggregates the instances in which warrant issuance was required.

	Number of Warrants	Weighted- average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	14,467,717	0.05	4.6	$1,564
Granted	4,400,000	0.05
Forfeited or expired	--	--
Exercised	--	--
Outstanding, September 30, 2019	18,867,717	0.05	4.2	$379,596
Exercisable, September 30, 2019	18,867,717	0.05	4.2	$379,596

Future contractual maturities of debt are as follows:

Year ending December 31,
2019	$2,082,568
2020	686,691
2021	7,358
2022	8,134
2023	8,992
2024	5,679
$2,799,422

Transactions with Related Parties

The note payable - related party, in the amount of $21,641 as of September 30, 2019, is held by the Company's Chief Financial Officer and relates to unreimbursed expenses.

The note payable in the amount of $90,000 as of September 30, 2019, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Note 4 – Derivative Liability

Under the terms of the April 2018, May 2018, August 2018, December 2018, February 2019, March 2019, July 2019 and August 2019 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features, as well as warrants issued with the December 2015 Convertible Note.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Nine months Ended September 30, 2019

Volatility	114.14-148.33%
Risk-free interest rate	1.79–2.55%
Expected life (years)	0.09–1.0
Dividend yield	--

Changes in the derivative liability were as follows:

	Nine months Ended September 30, 2019
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2018	$--	$--	$149,759	$149,759
Conversions of convertible debt	--	--	(22,474)	(22,474)
Issuance of convertible debt and other derivatives	--	--	821,277	821,277
Extinguishment of convertible debt	--	--	(165,886)	(165,886)
Change in fair value	--	--	470,710	470,710
Convertible debt and other derivative liabilities at September 30, 2019	$--	$--	$311,965	$311,965

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

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of September 30, 2019.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received or services performed. As of September 30, 2019 and 2018, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

In October 2019 stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 350,000,000 shares to 500,000,000 shares.

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received or services performed. As of September 30, 2019 and December 31, 2018, the number of shares of common stock to be issued was 494,697 and 1,144,697 shares, respectively.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully-vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of September 30, 2019, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	52,367,887	$0.18	1.3	$--
Granted	--	--	--	--
Forfeited or cancelled	(6,571,901)	0.56	--	--
Outstanding, September 30, 2019	45,795,986	0.12	1.6	$--
Exercisable, September 30, 2019	45,795,986	$0.12	1.6	$--

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Nine months ended September 30,
	2019	2018
Nonemployee warrants – fully-vested upon issuance	$32,624	$25,882
Nonemployee warrants – service and performance conditions	--	--
Total share-based expense charged against income	$32,624	$25,882

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock

Other

During the quarter ended September 30, 2019, the Company issued no shares of common stock in exchange for services.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully-vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully-vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	13,445,836	0.27	1.4	$78,000
Granted	1,300,000	0.05
Forfeited or expired	(5,510,000)	0.51
Outstanding, September 30, 2019	9,235,836	0.10	1.7	$194,500
Exercisable, September 30, 2019	9,235,836	0.10	1.7	$194,500

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully-vested common stock warrants:

9 Months Ended
September 30, 2019
Volatility	133.5-133.7%
Risk-free interest rate	2.4%
Expected life (years)	5.0
Dividend yield	--

Nonemployee common stock warrants -- Service and performance conditions

The Company granted no additional fully-vested options during the nine months ended September 30, 2019.

Employee stock options – Fully-vested

The Company granted no additional fully-vested options during the nine months ended September 30, 2019.

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Net income (loss) available for stockholders	$252,387	$(1,301,869)	$(1,942,042)	$(3,457,027)
Weighted average outstanding shares of common stock	244,859,877	190,179,571	233,830,512	185,743,486
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	244,859,877	190,179,571	233,830,512	185,743,486

Net loss per share – Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	September 30
	2019	2018
Stock options	4,000,000	4,000,000
Common stock warrants	74,079,539	77,027,631
Common stock issuable	494,697	1,144,697
Convertible notes	42,895,401	49,281,435
Convertible preferred stock	2,877,270	3,727,270
Convertible preferred stock issuable	--	--
Total	124,346,907	135,181,033
Total exercisable at September 30	124,346,907	134,036,336

Note 9 – Subsequent Events

On October 1, 2019, the Company issued 2,695,599 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000 and 203 days of 8% annual interest. After the conversion, the principal balance remaining totals $60,000.

On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

On October 14, 2019, the Company issued 2,859,758 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000 and 216 days of 8% annual interest. After the conversion, the principal balance remaining totals $20,000.

On November 9, 2019, the Company entered into a convertible note agreement. It received $126,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($141,000) and interest will be due on November 6 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

On November 12, 2019, the Company issued 1,886,674 shares of common stock to JSJ Investments, Inc. upon final conversion of $20,000 of convertible debt with a initial principal of $140,000, $6,360 of accrued interest and $1,100 of accrued expenses. After the conversion, the principal balance remaining equaled 0 and the note was retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cool Technologies, Inc. and subsidiary, (“the Company" or "Cool Technologies" or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTech formed Ultimate Power Truck, LLC ("Ultimate Power Truck" or "UPT"), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, as Z3 Enterprises, and as HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

The Company’s technologies are divided into two distinct but complementary categories: mobile power generation and heat dispersion technology.

As of September 30, 2019, CoolTech has seven US patents; one granted Mexican patent; two granted Canadian patents; and patents pending in Canada, Brazil, and Mexico) in the areas of composite heat structures, motors, and related structures, heat pipe architecture, applications (commonly referred to as "thermal" or "heat dispersion technology"). Cool Technologies also has Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system, radial vent thermal technology and integrated electrical power generation methods and systems.

The Company has developed a mobile power generation system (MG) that enables work trucks to generate electric power by running an in-chassis generator. The MG is based on a proprietary gearing system that can be retrofit onto new and existing American trucks. The system outputs commercial grade power, both single and three phase, standby and prime, across a variety of voltages. With an MG system, users no longer a need to tow a generator. They can plug right into the truck and output up to 200 kilovolt amps of electric power. Optional equipment can be added to enable the work truck to purify and desalinate water or charge electric vehicles.The in-chassis generator also enables users to tow additional equipment and reach sites that might be inaccessible while towing a trailered generator.

CoolTech intends to sell the mobile electric power system to commercial vehicle and fleet owners. Sales are expected to occur through the direct efforts of the Company and through the efforts of its joint venture partners. It may also license the MG system commercial vehicle and fleet owners as well. The markets the Company has targeted include consumer, industrial and military markets, both in the U.S. and worldwide.

When the generator is enhanced by Cool Tech’s thermal technology (See below) it should be able to output more power than any other generator of its size on the market.

CoolTech has also developed heat dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. In preparation, Cool Technologies has received one trademark: TEHPC (an acronym for Totally Enclosed Heat Pipe Cooled).

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

The markets for products utilizing the technologies also include consumer, industrial and military markets, both in the U.S. and worldwide. The Company is working to turn the interest into orders by acquiring and retrofitting Class 3 to 7 trucks to address the specific needs of interested customers and by writing quotes as well as arranging additional demonstrations for target industries and decision-makers. The Company does not have the required capital to fulfill any orders that it may have and there cannot be any assurance that the Company will obtain the required funds.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F-350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems.

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

Furthermore, Craftsmen has agreed to produce the MG systems for the Company’s initial orders from the Mexican Producers’ Unions (See below). Since October 2018, CoolTech has been ordering components for the first article production vehicle which was demonstrated in March 2019 and again in May 2019 for Mexican businessmen and politicians. In parallel, components for pre-production and production systems along with three pre-production vehicles that will be shipped to Turkey and Mexico. In the fourth quarter, production on the three vehicles mentioned above is expected to be completed.

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

	Three months ended September 30,
	2019	2018	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	106,004	135,972	(29,968)	-22.0%
Consulting	66,500	101,827	(35,327)	-34.7%
Professional fees	37,100	39,486	(2,386)	-06.1%
Research and development	10,000	12,891	(2,891)	-22.4%
General and administrative	48,945	161,153	(112,208)	-69.6%
Total operating expenses	268,549	451,329	(182,780)	-40.5%

Interest expense, net	(518,271)	(713,515)	195,244	27.4%
Change in fair value of derivative liability	1,039,330	3,444	1,035,886	30078.0%
Loss (Gain) on extinguishment of debt	--	(151,848)	151,848	N/A
Gain on fixed asset disposal	--	11,231	(11,231)	N/A

Net loss	252,510	(1,302,017)	1,554,527	83.7%

Less: Noncontrolling interest	(123)	(148)	25	16.9%

Net income (loss) to shareholders	$252,387	$(1,301,869)	$1,554,256	84.8%

	Nine months ended September 30,
	2019	2018	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	369,258	408,787	(39,529)	-09.7%
Consulting	245,207	317,709	(72,502)	-22.8%
Professional fees	163,569	259,428	(95,859)	-36.9%
Research and development	57,102	447,477	(390,375)	-87.2%
General and administrative	198,643	310,371	(111,728)	-36.0%
Total operating expenses	1,033,779	1,743,772	(709,993)	-40.7%

Interest expense, net	(1,588,457)	(1,685,107)	96,650	-05.7%
Change in fair value of derivative liability	470,710	22,859	447,851	1959.2%
Loss (Gain) on extinguishment of debt	208,325	(63,848)	272,173	-426.3%
Gain on fixed asset disposal	--	11,231	(11,231)	N/A

Net loss	(1,943,201)	(3,458,637)	1,515,436	-43.8%

Less: Noncontrolling interest	(1,159)	(1,610)	451	-28.0%

Net loss to shareholders	$(1,942,042)	$(3,457,027)	$1,514,985	-43.8%

Revenues

During the three months ended September 30, 2019, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders, which because of a lack of funds the Company is unable to fulfill.

Operating Expenses

Payroll and related expenses decreased during the three months ended September 30 from $135,972 in 2018 to $106,004 in 2019 and decreased during the nine months ended September 30 from $408,787 in 2018 to $369,258 in 2019 due to the Chief Technology Officer moving from an employee to consulting role to reduce costs.

Consulting expense decreased during the three months ended September 30 from $101,827 in 2018 to $66,500 in 2019 and during the nine months ended September 30 from $317,709 in 2018 to $245,207 in 2019 due primarily to the elimination of $60,000 in monthly consulting fees to a media consulting firm.

Professional fees decreased during the three months ended September 30 from $39,486 in 2018 to $37,100 in 2019 and during the nine months ended September 30 from $259,428 in 2018 to $163,569 in 2019. Both decreases were due primarily to the elimination of the overlapping costs to change accounting firms and the elimination of legal fees associated with the SEC settlement.

Research and development expenses decreased during the three months ended September 30 from $12,891 in 2018 to $10,000 in 2019 due to move from development to finalization of the first production-run vehicle. During the nine months ended September 30, research and development expenses decreased from $447,477 in 2018 to $57,102 in 2019 due to the Company moving from the development of its products to the commercialization of its products.

General and administrative expense decreased during the three months ended September 30 from $161,153 in 2018 to $48,945 in 2019 and during the nine months ended September 30, general and administrative expense decreased from $310,371 in 2018 to $198,643 in 2019 due to less spending on travel, advertising and sales promotion.

Other Income and Expense

Interest expense decreased during the three months ended September 30 from $713,515 in 2018 to $518,271 in 2019 and during the nine months ended September 30 from $1,685,107 in 2018 to $1,588,457 in 2019 due to a reduction in derivative liability and related debt discounts.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2019, CoolTech had cash of $203.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $5,746,931 and $4,643,956, respectively, at September 30, 2019 and December 31, 2018. The increase in negative working capital was primarily due to an increase in the derivative liability and the current portion of long term debt.

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

June Convertible Note -- On June 6, 2019, the Company entered into a convertible note agreement. It received $130,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($143,000) and interest will be due on June 6, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

July Convertible Note -- On July 3, 2019, the Company entered into a convertible note agreement. It received $150,000 with an original issue discount of $15,300 in lieu of interest, for a total amount of $168,300 plus 8% annual interest due on July 3, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to (i) redeem all or any portion of the note at a premium of 150%.

On July 30, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to November 1, 2019. On October 31, 2019, he signed an amendment which extended the maturity date to December 31, 2019. All other terms and conditions remained the same.

On August 13, 2019, the Company issued 423,759 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 184 days of 8% annual interest. After the conversion, the principal balance remaining totals $125,000.

On August 23, 2019, the Company issued 545,455 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 194 days of 8% annual interest. After the conversion, the principal balance remaining totals $110,000.

August Convertible Note -- On August 28, 2019, the Company entered into a convertible note agreement. It received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on August 28, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.On August 29, 2019, the Company issued 604,839 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 200 days of 8% annual interest. After the conversion, the principal balance remaining totals $95,000.

On September 3, 2019, the Company issued 819,672 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 205 days of 8% annual interest. After the conversion, the principal balance remaining totals $75,000.

On September 5, 2019, the Company issued 833,333 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 207 days of 8% annual interest. After the conversion, the principal balance remaining totals $55,000.

On September 11, 2019, the Company issued 1,005,025 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 213 days of 8% annual interest. After the conversion, the principal balance remaining totals $35,000.

On September 11, 2019, the Company issued 2,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $31,250 on convertible debt with a principal of $396,550. After the conversion, the principal balance remaining totals $27,800.

On September 17, 2019, the Company issued 1,005,025 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 219 days of 8% annual interest. After the conversion, the principal balance remaining totals $15,000.

On September 17, 2019, the Company issued 2,012,072 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000 and 189 days of 8% annual interest. After the conversion, the principal balance remaining totals $100,000.

On September 24, 2019, the Company issued 1,119,558 shares of common stock to Power Up Lending Group Ltd. upon final conversion of $15,000 on convertible debt with a principal of $140,000 and 8% annual interest of $5,264. After the conversion, the note was retired.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(1,137,416)	$(1,826,997)
Net cash used in investing activities	(49,090)	(19,108)
Net cash provided by financing activities	1,162,274	2,370,406

Net cash used in operating activities decreased as a result of lower spending on research and development. CoolTech’s investing activity relates to the development of patents in both years. Cash provided by financing activities included debt borrowings of $1,674,580 and $2,260,000, respectively, during 2019 and 2018.

The Company's capital requirements for the next 12 months will consist of approximately $4.3 million with anticipated expenses of $1.5 to $2 million for salaries, public company filings, and consultants and professional fees. An additional $2.0 to $3.0 million in working capital is expected to be needed for inventory and related production costs for fulfillment of over 600 orders for mobile power generation systems as well as development and commercialization of the thermal dispersion technology applications.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. They are currently negotiating additional non-dilutive funding to support production of completed systems and vehicles. As of the date of this filing, the funds to support production are not in place.

Going Concern

The Company has incurred net losses of $51,808,170 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on the its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of the issuance date of these condensed consolidated financial statements, management is negotiating additional nondilutive funding arrangements to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible drypit applications and to license and sell mobile generation retrofit kits driven by CoolTech proprietary gearing system. There can be no assurance, however, that the Company will be successful in accomplishing these objectives

Critical Accounting Estimates

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2019, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s four officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2019, the Company issued 4,000,000 shares of common stock to Lucas Hoppel upon partial conversion of $50,000 on convertible debt with a principal of $396,550. After the conversion the principal balance remaining totals $59,050.

On August 13, 2019, the Company issued 423,759 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 184 days of 8% annual interest. After the conversion, the principal balance remaining totals $125,000.

On August 23, 2019, the Company issued 545,455 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 194 days of 8% annual interest. After the conversion, the principal balance remaining totals $110,000.

On August 29, 2019, the Company issued 604,839 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 200 days of 8% annual interest. After the conversion, the principal balance remaining totals $95,000.

On September 3, 2019, the Company issued 819,672 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 205 days of 8% annual interest. After the conversion, the principal balance remaining totals $75,000.

On September 5, 2019, the Company issued 833,333 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 207 days of 8% annual interest. After the conversion, the principal balance remaining totals $55,000.

On September 11, 2019, the Company issued 1,005,025 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 213 days of 8% annual interest. After the conversion, the principal balance remaining totals $35,000.

On September 11, 2019, the Company issued 2,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $31,250 on convertible debt with a principal of $396,550. After the conversion, the principal balance remaining totals $27,800.

On September 17, 2019, the Company issued 1,005,025 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000 and 219 days of 8% annual interest. After the conversion, the principal balance remaining totals $15,000.

On September 17, 2019, the Company issued 2,012,072 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000 and 189 days of 8% annual interest. After the conversion, the principal balance remaining totals $100,000.

On September 24, 2019, the Company issued 1,119,558 shares of common stock to Power Up Lending Group Ltd. upon final conversion of $15,000 on convertible debt with a principal of $140,000 and 8% annual interest of $5,264. After the conversion, the note was retired.

On October 1, 2019, the Company issued 2,695,599 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000 and 203 days of 8% annual interest. After the conversion, the principal balance remaining totals $60,000.

On October 14, 2019, the Company issued 2,859,758 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000 and 216 days of 8% annual interest. After the conversion, the principal balance remaining totals $20,000.

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

Cool Technologies, Inc.

Dated: November 19, 2019	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2019	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

