Form 10-K
period 2019-12-31
COOL TECHNOLOGIES, INC.
filed 2020-05-29
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the Registrant as of June 28, 2019, the last business day of the Registrant’s last completed second quarter, based upon the closing price of $0.07 per share as reported by the OTCQB Stock Market on such date was $13,861,961. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of May 18, 2020, 395,929,942 shares of common stock are issued, and outstanding excluding 1,000,000 shares held in escrow.

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

The Company previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 31, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until May 29, 2020 (this includes a normal extension of 15 days beyond an original extension of 45 days from the original filing deadline of May 14, 2020) to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) due to the circumstances related to COVID-19. In particular, COVID-19 and the extraordinary measures undertaken to minimize its spread has caused severe disruptions in transportation, limited access to facilities resulting in limited support from its staff and professional advisors and interfered with the timely exchange of information.

This in turn, delayed the Company’s ability to complete its audit and prepare the Annual Report.

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

We filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares, effective March 22, 2017. We filed a second amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 350,000,000 shares to 500,000,000 shares, effective October 28, 2019.

As of May 1, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as "thermal" or "heat dispersion technology"). We also have one Patent Cooperation Treaty ("PCT") application pending that covers integrated electrical power generation methods and systems.

The Company intends to sell a mobile electric power system to commercial vehicle and fleet owners. It intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers. It may license its mobile electric power system as well.

Business Description

Cool Technologies has spent years designing and developing its technologies. The core technologies are:

Thermal Dispersion – patented technologies (totally enclosed heat pipe cooled and radial vent) that deliver liquid-cooled results for rotating equipment, multi-plate clutches, brakes and rotors without the use of liquid. Liquid cooling is the best, most effective cooling system for electric motors, however, it is also the most expensive. Our technologies reduce the cost of rotating equipment by eliminating the active material and, otherwise, extra components that liquid cooling requires. Our technologies also reduce production costs by increasing the power densities of the rotating equipment which enables them to output the same power from a smaller package.

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

Totally Enclosed Heat Pipe and Radial Vent Heat Pipe

The Company has developed, designed, prototyped and third party tested Totally Enclosed Heat Pipe Cooled (TEHPC) designs. It also owns the patents on the designs. The designs apply to dry pit submersible motors and

650kVA marine duty generators.

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

In October 2019, a new Canadian patent covering a Heat Pipe Cooled Wet Rotating Disc Engagement System and a Radial Vent Composite Heat Pipe was added to the Company’s existing patents in the US and Mexico. It’s a utility patent which is more difficult to circumvent and, therefore, easier to defend. The designation ’utility patent’ means that the patent covers the Company’s cooling technologies when used in a wide variety of specific applications as opposed to simply covering the cooling method or technology itself. This is an extremely important distinction with regard to defending patents. These applications include electric vehicle motors, standard electric motors, generators, engine hot spots, pistons, ERG (Exhaust Gas Recirculation) coolers and more. Similar patents are pending in many other countries as part of the Global PCT patent process.

Our revenue model for the heat dispersion technology is to license the technology in exchange for royalties. Our design and manufacturing experience will be put to use by taking current product in the market, retrofitting with our TEHPC and radial vent heat pipes and handing back to the OEM a third party tested and validated, manufacturable product that increases performance and lowers cost.

The electric motorcycle industry which includes brands such as Harley Davidson, Zero and others, relies on both air- cooled and liquid-cooled motors. We believe our technology can result in the production of smaller, lighter weight motors as well as cooler motors, batteries and controls. We believe it will also address common performance issues such as overheating which shuts down the motor and forces the rider to stop and let the motor cool. Finally, we believe our wet rotating disc engagement system can cool motorcycle clutches and brakes.

Thermal Technology Target Markets: Generators

Large kilowatt:	prime power
Stationary:	emergency back-up, UPS systems
Commercial Mobile:	Electric vehicles and motor- cycles, e-axles, battery management systems
Consumer:	home standby, recreation
Rental:	mobile + light towers, pumps, compressors

Mobile Power Generation (MG)

The Company’s mobile power generation system enables work trucks to power an in-chassis generator, eliminating the need for some commercial vehicles to tow a mobile generator to a work site. Management believes that there is a need for on-board, continuous generation of up to 350 to 400 kilowatts (kW) of power to remote jobsites, charge electric vehicles and generate emergency power in the event of an outage or disaster. Recent meetings with Mexican farmers, military personnel and electric vehicle companies along with feedback from international representatives and agents of the Company have validated the need for such applications. We offer an in-chassis generator installation kit as a stand-alone (Mobile Generator or MG) for third parties and have contracted with Craftsmen Industries to perform domestic installations. It’s likely the company will also contract with a facility overseas to handle the foreign orders it has received.

In the first quarter of 2019, the Company launched our MG30-MG125 kilovolt amp products. Management, along with key directors and members of the Board of Advisors utilized 2019 to establish production centers, add new optional capabilities, build vendor relationships, expand existing business relationships and establish new ones in the USA, Mexico, the Middle East, Africa and Australia.

The Company signed international joint ventures in Turkey (Belirti Teknoloji) and Australia (KeyOptions) as well as a strategic alliance with VerdeWatts and FirmGreen. Beliriti Teknoloji will market and sell CoolTech’s entire product platform in Southern Europe, the Middle East and some North African nations. KeyOptions will market and sell CoolTech’s entire product platform in Australia and neighboring countries in Southeast Asia.

The Company also signed a new sales agent based in Gdansk, Poland -- Gaia Energy -- which has representatives and existing business relationships in Eastern Europe, the Middle East and Africa.

Our joint venture with Belirti Teknoloji (a multi-national, multibillion-dollar engineering firm) has produced a non-contingent purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems.

As the company is still pre-revenue, any production funding will likely be made in conjunction with projects that involve Wilburn’s companies’ FirmGreen or VerdeWatts. In the meantime, it has continued to pursue non-dilutive financing based upon the third party valuation of the Company’s intellectual property, however there can be no assurance that financing will be obtained

In March and May of 2019, the Company held product demonstrations of our MG Systems. These demonstrations were conducted for OEMs (Original Equipment Manufacturers), the US military, Mexican government officials and commercial vehicle upfitters (companies that build trucks and other vehicles for utility companies and other commercial industries).

In April, our CEO flew to Mexico City to meet with the Secretaries of Energy, Agriculture and the Environment for the new administration of Mexican President Andrés Manuel López Obrador as well as business leaders, federal deputies, and other government representatives.

In July 2019, our CEO attended a meeting with senators, federal, local, and state deputies, as well as representatives of state and federal agencies in Villa Alta, Mexico to discuss ways to clean the water in the Atoyac River ,which is considered to be one of the most polluted rivers in Mexico.

As a result of a cross marketing and license agreement the Company signed with FirmGreen (a producer of commercial water systems) and the interest we received from Mexican government officials, we are commercializing our water desalination and purification capability. The Company now offers MG125 water purification and desalination Systems capable of producing up to 10,000 gallons of potable water per day as well as delivery if a rolling tank is hitched to the truck. The truck-mounted systems should cleanse contaminated, polluted and wastewater or remove saline from saltwater. The desalination unit should output either clean potable water for drinking and cooking or non-potable water for agricultural use.

We expect the license agreement signed with VerdeWatts (a solar panel and energy storage manufacturer) will also act as a catalyst in the development of a no-idle option that will enable the MG system to operate solely through battery and solar power without the need to idle the truck’s engine. An MG outfitted with a solar or battery-powered no idle system could output clean drinkable water for virtually no cost.

The joint venture the Company signed with VerdeWatts and FirmGreen added a new application for the MG System: making it an integral part of mobile microgrids to power farming villages throughout rural America and the developing world. VerdeWatts solar panels and battery storage systems would provide the sustainable energy. MG Systems would recharge or back-up the microgrids and simultaneously power FirmGreen water purification and desalination systems.

An application that the company has demonstrated publicly is truck mounted electric vehicle charging. Mobile charging vehicles don’t require permits or build out of infrastructure which, depending on the type of charging required can cost $300,000 to $400,000. (https://electrek.co/2018/10/16/porsche-taycan-dealers-charging-stations/). Our technology can provide Level 2 and DC Fast Charging (up to and including 350 kVA on a Class 7 13 liter) and should deliver even more power in the future. Because the system is retrofittable, it can be uninstalled and reinstalled on a larger truck that generates more torque.

Our revenue model for an in-chassis mobile electric power generation system is driven by the efforts of partner up-fitters and truck body builders along with regional sales teams and independent representatives as well as strategic alliances and joint ventures.

We believe that in head-to-head competition with tow behind generators, our mobile generation technology should prove very disruptive. Operators in such markets as the military, utilities and agriculture, to name a few, will be able to work in remote locations without having to tow or drop in a generator. We believe that the reduction in overall weight and size should also deliver significant operating efficiencies and savings to government and work truck fleets. Furthermore, we believe that our new applications will enhance adoption of the MG across an even wider range of industries, NGOs and government entities in both first and third world countries.

Competition

Heat Dispersion Technologies (Totally Enclosed Heat Pipe Cooled and Radial Vent Heat Pipe)

Cooling solutions to remove or control heat produced by industrial electric motors, generators and alternators are provided by the manufacturers. Their current best practices are based on technology that's over 50 years old. They either add a liquid cooling system to the motor or build an extra-large frame around the motor to provide additional surface area to help dissipate the heat. Both practices increase the cost and complexity of their products.

The Company is not aware of any new alternatives on the market.

Mobile Electric Power (MG30-MG200)

Management believes that the Company can compete in the mobile electric power market because there is a need for in-chassis generators, as opposed to trailer-mounted generators towed behind a vehicle. A primary benefit is that the in-chassis installation enables a truck to tow other trailers and equipment, however, we believe the greatest selling point is value. In comparison to the purchase price of a new Doosan towable generator, we can provide up to 200 kilowatts ("kW") of auxiliary mobile power to any location for less than half the production cost of a towable, trailer-mounted generator, which may weigh over 10,000 pounds. We deliver the same power at under 3,000 pounds. Our Mobile Generation system also offers the same features of a tow behind generator including single and three phase outputs, as well as a full function generator panel with enhanced capabilities including a touchscreen, digital controls and optional telematics.

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

Modular integrated systems offer varying combinations of air compressors, welders, hydraulics and generators. Vanair Manufacturing, Inc’s Underdeck uses a PTO to power air compressors, hydraulics and either 6.6 or 9.6 kW generators, according to the Company’s website. A generator-only version and a generator and air compressor combination output up to 25 kW of single-phase power.

HIPPO Multipower packages hydraulic, air, electric and welding into a single unit. The company’s website showcases two models, one which connects to a truck’s PTO. The other is powered by a separate diesel engine. Power exported ranges from 5.2 to 9 kW.

The Miller Enpak from Miller Electric Manufacturing Company, which is owned by Illinois Tool Works, Inc. offers the same package powered by a separate diesel engine that exports 6 kW of power, according to Miller’s website.

Many electric vehicles (“EV”) and plug-in hybrid electric vehicles (“PHEV”) can use excess battery capacity to provide exportable power with no idling. Most can be recharged from either the electrical grid or the vehicle’s engine.

Via Motors’ website highlights sales of plug-in hybrid electric vans into hybrids. The optional power export module provides 14.4 kW at 60 amps through 120 and 240 volt outlets. The Company is also working on a utility-grade output module to deliver 50 kW. In January of 2018, Via announced it was partnering with China-based Zhejiang Geely New Energy Vehicle Co. Ltd., a subsidiary of Zhejiang Geely Commercial Vehicle Group, to co-develop a medium-duty extended range electric truck. It has since rebranded itself as Via Motors International emphasizing its engineering capabilities and proprietary development technologies. With the capability of being equipped with two 240-volt outlets right on the rear of the van,

Ford announced in September 2019 that they will offer a hybrid F-150 with exportable power next year. No further specifics have been released. It’s doubtful that the hybrid will export more than 20 kW of power.

Workhouse Group, Inc. has either delayed or eliminated their W-15 Plug-in Electric Pickup Truck which was scheduled to export 7.2 to 14.4 kilowatts of power. As of January 2020, the truck is no longer listed on their website.

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

On July 2, 2018, Cummins, Inc. announced that it had acquired Efficient Drivetrains, Inc. which develops and markets a range of PHEV and EV drivetrain systems. The drivetrain integrates with light, medium, or heavy-duty vehicle designs. Their exportable power options provide 50 up to 200 kW of power for up to 12 hours. As a result of the acquisition, Cummins is now one of the few companies that offers an option to export synchronized power that enables the vehicle to connect directly to the utility power grid (V2G).

First Priority Greenfleet replaces stock transmissions with a drive system that operates in hybrid or electric modes. According to the Company’s website, a V2G option exports up to a 120 kW of grid-synchronized power.

Allison Transmission partnered with another company to offer a generator integrated with the transmission into a single casing. The TITAN On-Board Vehicle Power produces electrical power from 30 to 125 kW for medium tactical and combat vehicles which can weigh as much as 40,000 pounds.

While both the MG and the Titan are retrofittable, there are important differences. The Titan is limited to new vehicles that incorporate the Allison 3,000 and 4,000 Series Transmissions and is not available as a retrofit. The MG can produce up to 125 kW on an 8,000 pound as opposed to a 40,000-pound vehicle. Also, the MG’s power is produced independently from the transmission, consequently, the truck can still operate if the generator stops working.

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

Our Mobile Generation system can also provide Level 2 and Level 3 DC Fast Charging (up to and including 350 kVA on a Class 7 13 liter). ‘Levels’ indicate the charging power. The higher the level, the higher the power. More power equals shorter charging times. Level 2 is typically 240 volt AC (alternating current) power. Level 3 relies on 480 volt DC (direct current) power. Most Level 3 chargers provide an 80% charge in 30 minutes.

The Company expects to deliver even more power in the future. That’s because the system is retrofittable. It can be uninstalled and reinstalled on a larger truck that generates more torque.

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

EV Safe Charge offers EV Charge Mobile, a temporary Level 2 and DC fast charging systems delivered to locations on demand. EV Safe Charge provides this rental service to event organizers and any site in need of temporary power. Depending upon on-site capabilities, chargers are powered either through existing power at the location, solar panels, or self-contained generating systems. Volkswagen intends to offer a similar system with up to 360 kWh charging capacity. Both the battery-on-wheels and the delivery and drop-off systems aim to address the problems with permitting, construction and electrical infrastructure upgrades common to permanent charging installations.

Most of our potential competitors are significantly larger than we are, have been in business much longer than we have, and have significantly more resources at their disposal and may be able to respond more quickly and efficiently to changes in the marketplace, whether as a result of technological, economic or customer requirements or preferences.

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

Manufacturing

We do not plan to manufacture in-house. The Company works with Craftsmen Industries utilizing its assets and system integrators to upfit our Mobile Generation technology. For our thermal technologies, the Company plans to rely on product development agreements with manufacturers who will then pay a license or royalty per unit. We anticipate that such agreements will delineate the respective intellectual property owned by both companies, describe the goal of the testing to verify the savings and value to a particular company, the equipment to be modified, the criteria that constitute successful testing, how and where the tests will be conducted and the next steps to be taken in the event of successful testing.

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

Panasonic System Communications Company of North America supplied Panasonic Toughpad tablets, equipped with the CoolTech software to function as the Human Machine Interfaces. Field technicians control and calibrate the Mobile Generation systems through the touchscreens. The Toughpads are deployed in the trucks’ cabs.

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

As of May 1, 2020, we have not signed formal agreements with any suppliers.

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

As of May 1, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as "thermal" or "heat dispersion technology"). We also have a Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems. In addition, we have applied for and received a trademark for an acronym for one of our technologies: "TEHPC"

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may also rely on certain proprietary technologies and know-how that are not patentable.

We strive to protect such proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and contractors. The Company has a policy of not disclosing its patent applications in order to protect the underlying technology.

The following table sets forth the patents we own or license which we believe support our technology.

Patent Number	Country	Filing Date	Issue Date	Expiration Date	Title
8,283,818 B2	US	February 4, 2010	October 9, 2012	October 9, 2032	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	March 13, 2032	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	April 3, 2032	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	June 12, 2032	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	August 4, 2029	Electric Motor with Heat Pipes
9,618,068	US	December 18, 2014	April 11, 2017	April 11, 2037	Heat Pipe Cooled Wet Brake
9,543,809	US	February 25, 2014	January 10, 2017	January 10, 2037	Radial Vent Composite Heat Pipe
2,971,404	Canada	June 16, 2017	November 15, 2019	June 16, 2037	Heat Pipe Cooled Wet Brake

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

The Company adds a mobile power generation system to Class 3-8 work trucks. In addition to an existing generator incorporating our thermal technology, the gearing system will incorporate our thermal technology as well. The vehicle and drive train operate normally in accordance with manufacturer's specifications. No regulations are violated or exceeded. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

Our designs comply with current EPA emission standards and we believe they will comply with future requirements.

No original vehicle parts will be significantly modified in the retrofitting process. There will be some additional parts (generator, touchscreens, software, sensors and controls) added, but these parts will not change how the vehicle operates in any way. The drive train will operate according to the manufacturer's specifications. Therefore, we believe that the original warranty will remain in effect and we do not believe that the conversion will violate the Magnuson-Moss Act.

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

Optional components such as solar panels, batteries, water purification or desalination systems will be supplied and warrantied by their manufacturers

In addition, the total weight of the additional components should remain within the vehicle's gross vehicle weight rating. As a result, we believe that our retrofits will comply with federal and state transportation regulations.

While we do not create and market our products around government subsidies and tax incentives, an MG truck equipped with a charger can provide a Level II charge to one or more electric vehicles. Our 200 kVA truck will enable Level III DC fast charging capability. Assuming the MG truck qualifies as a charging station at least 33 states and a number of municipalities offer grants, rebates, tax credits, or other incentives for electric vehicle charging stations.

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

Employees

As of May 1, 2020, we had two full time employees, one full time consultant and two part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During the years 2019 and 2018, we incurred research and development costs of $296,800 and $501,342, respectively. All costs were borne by the Company.

Item 1A: Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2019, we have incurred net losses of $52,107,440 since inception and have not yet commenced full operations, raising substantial doubt about our ability to continue as a going concern. As of December 31, 2019 we only had $15,306 in cash on hand. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. We are pursuing various financing alternatives to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. The Company believes that if it does not obtain adequate working capital by the end of the second quarter 2020, it may need to cease or curtail operations.

We have approximately $1,125,000 in principal amount of promissory notes that mature in the next 60 days and if we are not able to timely make payments on these notes we may be in default.

We have approximately $1,125,000 in principal amount of promissory notes that mature in the next 60 days and if we are not able to timely make payments on these notes we may be in default. We do not have enough cash on hand to pay our obligations when due and will may be in default of these notes. As a result if we default on the notes the lender will be able to seek to enforce the obligations on the notes which will hurt our business operations and may cause us to curtail or cease operations.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

We have a limited operating history on which investors can base an evaluation of our business, operating results and prospects. We have no operating history with respect to commercializing our heat pipe technology and licensing it to motor and generator manufacturers or selling mobile generators or translating our thermal technology from testing and one-off applications into mass market production. Consequently, it is difficult to predict our future revenues, if any, and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business.

We have only recently commercialized our mobile power generation system. Sufficient funds from recent bridge financing funded a pilot run by Craftsmen Industries who is our manufacturing partner. We also have reason to believe from current negotiations that funds will be available for the transition from pilot run to full production of the mobile generation system. If we are unable to obtain additional funding in a timely manner it will have a negative impact. Any additional equity financing may involve substantial dilution to our then existing stockholders. The inability to raise the additional capital will restrict our ability to develop and conduct business operations.

We have a history of operating losses and can provide no assurance of our future operating results.

From incorporation in 2002 to December 31, 2019, we have incurred net losses of $52,107,440.These losses may continue into the foreseeable future. There can be no assurance we will ever operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

The market for mobile power generation is changing.

Although tow-behind generators have been the standard for more than 60 years, the market is changing. A greater number of hybrid and electric vehicles are being sold and low power generation systems are being incorporated in internal combustion trucks. As the MG System produces power equal to tow behinds from a smaller, lighter package, it is reflective of that change. In addition, usage of electric vehicles continues to increase, however, in many countries, charging infrastructure is not likely to keep pace. As the MG Systems offer both slow and fast charging capabilities, this creates new opportunities for the Company. Nonetheless, significant increases in the electrical output of existing mobile power systems, rapid build-out of electric vehicle charging infrastructure, new government regulations or changes in consumer demand and behavior may slow the growth of our business and negatively impact our financial results.

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

As technologies change, we plan to upgrade or adapt our mobile power generation system in order to continue to provide vehicles with the latest technology. However, our installations or retrofits may not compete effectively with alternative vehicles if we are not able to source and integrate the latest technology into our mobile power generation system. We plan to offer a no-idle system, however, since we do not plan to manufacture battery cells and/or solar panels, we are dependent on suppliers of battery cell and/or solar panel technology for our no idle systems. To help mitigate the risk, we have signed a strategic alliance with a solar power and energy storage company (VerdeWatts). However, there can be no guarantee that such risk mitigation will be successful. Furthermore, any failure to keep up with advances in electric or hybrid vehicle technology would result in a decline in our competitive position which would adversely affect our business, prospects, operating results and financial condition.

An occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our products but our overall ability to react timely to mitigate the impact of this event. Also, it may substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

Our future success depends in large part upon the leadership and performance of our management and consultants. The Company's operations and business strategy are dependent upon the knowledge and business contacts of our executive officers and our consultants. We have employment agreements with our Chief Executive Officer and Vice President and a consulting agreement for the services of our Chief Financial Officer. Although, we hope to retain the services of all of our officers, if an officer should choose to leave us for any reason before we have hired additional personnel, our operations may suffer. If we should lose their services before we are able to engage and retain qualified employees and consultants to execute our business plan, we may not be able to continue to develop our business as quickly or efficiently.

In addition, we and our production partners/affiliates must be able to attract, train, motivate and retain highly skilled and experienced technical employees in order to successfully develop our business. Qualified technical employees often are in great demand and may be unavailable in the time frame required to satisfy our business requirements. We may not be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel at competitive rates of compensation could impair our ability to successfully grow our business. If we lose the services of any of our consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business.

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

We have orders for our mobile power generation systems for Mexican and Turkish customers and we have signed joint venture and/or sales representation agreements with companies in Turkey, Poland and Australia. It’s likely that there will be further sales, licensing and distribution of products and technologies outside the United States, and that we will derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in United States dollars, but a significant portion of our revenues may be earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have an adverse effect on our business, results of operations and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of December 31, 2019, our disclosure controls and procedures and internal control over financial reporting were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the four officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee.

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

As of December 31, 2019, there are 3 shares of Series A preferred stock (“Series A Stock”) issued and outstanding (each such share of Series A Stock has the voting right of 50,000 shares of common stock) convertible into an aggregate of 150,000 shares of common stock and 2,727,270 shares of Series B preferred stock (“Series B Stock”) issued and outstanding. For so long as the Series B Stock is issued and outstanding, the holders of Series B Stock shall vote together as a single class with the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes on all such matters. There are also warrants to purchase an aggregate of 74,037,722 shares of common stock and options to purchase an aggregate of 4,000,000 shares of common stock outstanding. The issuance of shares upon conversion of preferred stock and exercise of warrants and options will result in substantial dilution to the interests of other stockholders.

The holders of the Series B Stock have 66 2/3% of the voting rights of the Company.

Because the holders of the Series B Stock have 66 2/3% of the voting rights of the Company if they act together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. If the Series B stockholders vote in favor of the foregoing action and have sufficient voting power to approve such actions through their ownership of Series B Stock, no other stockholder approvals will be required.

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

There is a limited trading market for our securities.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the Amex Equities Exchanges and NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ. Because we will not be seeking to be listed on any of the exchanges, we are not presently required to comply with many of the corporate governance provisions.

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

Our executive officers and directors control approximately 10% of our outstanding common stock. In addition, one of the directors owns Series B preferred shares which together with two other stockholders control 66 and 2/3 of the voting rights of the Company. These officers and directors, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders' best interest, but which might negatively affect the market price of our common stock.

We are in breach of our agreements with certain investors for failure to timely file a registration statement with the SEC registering shares offered and sold to such investors.

In connection with the offer and sale shares and warrants to purchase shares of common stock, the Company agreed to file a registration statement with the SEC including these shares once the Company sold an aggregate of 1 million shares. The Company sold 1 million shares in July 2013. In addition, our placement agents also have "piggyback" registration rights for shares underlying warrants issued to them. If an investor or placement agent decides to bring an action against the Company before this registration statement is deemed effective, we may be faced with litigation and other costs and damages if unsuccessful in any such action.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.001 per share, of which as of May 18, 2020, 395,929,942 shares are issued and outstanding excluding 1,000,000 shares held in escrow. On February 13, 2020, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

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

Quarter Ended	High	Low

March 31, 2019	$0.07	$0.03
June 30, 2019	$0.07	$0.03
September 30, 2019	$0.07	$0.02
December 31, 2019	$0.03	$0.01
March 31, 2018	$0.07	$0.04
June 30, 2018	$0.09	$0.06
September 30, 2018	$0.08	$0.03
December 31, 2018	$0.06	$0.02

The last reported sales price of our common stock on the OTCQB on May 8, 2020, was $0.01.

As of May 8, 2020, there were 214 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2019:

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

______________

(1)

Represents (i) options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Timothy Hassett and Mark Hodowanec; (ii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iii) warrants to purchase 8,060,714 shares of common stock as set forth in Note 7 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On January 28, 2019, Cool Technologies issued 850,000 shares of common stock to Spirit Bear, Ltd. upon conversion of 17 shares of Series A preferred stock.

On February 6, 2019, Cool Technologies issued 5,128,000 shares of common stock to Lucas Hoppel upon final conversion of $64,100 on convertible debt of $226,600.

On February 26, 2019, Cool Technologies issued 7,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $93,750 on convertible debt of $396,550.

On April 25, 2019, Cool Technologies issued 7,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $93,750 on convertible debt of $396,550.

On May 21, 2019, Cool Technologies issued 1,000,000 shares of common stock to LGH Investments pursuant to the terms of a promissory note agreement entered into on February 1, 2019. The shares were an inducement for the purchase of a promissory note entered into on the same date.

On May 30, 2019, Cool Technologies issued 650,000 shares of common stock to KHIC, LLC at an exercise price of $0.10 per share pursuant to the terms of a Stock Purchase Agreement signed December 23, 2016.

On July 31, 2019, the Company issued 4,000,000 shares of common stock to Lucas Hoppel upon partial conversion of $50,000 on convertible debt with a principal of $396,550.

On August 13, 2019, the Company issued 423,729 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000.

On August 23, 2019, the Company issued 545,455 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000 and 194 days of 8% annual interest. After the conversion, the principal balance remaining totals $110,000.

On August 29, 2019, the Company issued 604,839 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $140,000.

On September 3, 2019, the Company issued 819,672 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000.

On September 5, 2019, the Company issued 833,333 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000.

On September 11, 2019, the Company issued 1,005,025 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000.

On September 11, 2019, the Company issued 2,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $31,250 on convertible debt with a principal of $396,550.

On September 17, 2019, the Company issued 1,005,025 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $140,000.

On September 17, 2019, the Company issued 2,012,072 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000.

On September 24, 2019, the Company issued 1,119,558 shares of common stock to PowerUp Lending Group Ltd. upon final conversion of $15,000 on convertible debt with a principal of $140,000.

On October 1, 2019, the Company issued 2,695,599 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000.

On October 3, 2019, the Company issued 350,000 shares of our common stock to Eagle Equities, LLC pursuant to the terms of a securities purchase agreement entered into on October 2, 2019 as additional consideration for the purchase of a convertible promissory note.

On October 14, 2019, the Company issued 2,859,798 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 on convertible debt with a principal of $140,000.

On November 13, 2019, the Company issued 1,886,674 shares of common stock to JSJ Investments, Inc upon final conversion of $27,460 on convertible debt with a principal of $140,000.

On November 26, 2019, the Company issued 1,428,571 shares of common stock to LGH Investments, LLC upon conversion of $25,000 on a bridge promissory note with a principal of $250,000.

On December 5, 2019, the Company issued 2,224,000 shares of common stock to Lucas Hoppel upon final conversion of $27,800 on convertible debt with a principal of $396,550.

On December 19, 2019, the Company issued 1,128,687 shares of common stock to Eagle Equities, LLC upon partial conversion of $10,418 on convertible debt with a principal of $143,000.

On December 24, 2019, the Company issued 2,674,064 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,844 on convertible debt with a principal of $143,000.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes and pandemics; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the SEC.

Because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Plan of Operation

We have not generated any revenues to date. We generated our first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale. On June 9, 2017, the Company received a purchase order for 10 MG systems from Craftsmen Industries. As Craftsmen builds custom vehicles designed to the individual specifications of their customers whose businesses and technical requirements vary widely, it is impossible to estimate when the order will be fulfilled. A 50% down payment will be received from Craftsmen at the time of customer acceptance.

We believe the benefits of our mobile power generation systems are quickly realized once potential customers see it in operation. Public demonstrations of the MG systems began in April 2017. An inspection and performance demonstration for Mexican government officials and business leaders occurred in May 2018. Feedback from initial viewers resulted in more government officials and fruit growers coming to see a third demonstration in March 2019. Even more officials and growers followed -- flying to St. Louis for a review in May 2019.

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the May 1, 2020, the Company does not have the funds available to fulfill the orders.

Craftsmen Industries was selected to produce the first systems due to its engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles and completed an initial production run vehicle two months later. In the meantime, we primarily incur expenses to commercialize our products, which include costs for research and development, professional fees and general operations.

Management is pursuing various financing alternatives, based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP, with Aon Risk Services Central, Inc. We see this as the best path forward for non-dilutive funding.

The funding will be used to support completion of the initial phases of our business plan, which is to license our thermal technologies and applications; to license or sell a mobile electric power system; and to license our submersible motor dry pit technologies and/or to bring to market our technologies and applications through key distribution partners. As of the filing date, it is uncertain whether COVID 19 will have a significant impact on production and distribution of Company products.

Significant Developments

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

Amendment of Articles of Incorporation

We filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares, effective March 22, 2017. We filed a second amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 350,000,000 shares to 500,000,000 shares, effective October 28, 2019.

On February 13, 2020, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares. The vote marked the first step in the process to amend the articles again.

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

Furthermore, Craftsmen has agreed to produce the MG systems for the Company’s initial orders from Jatropha and Veracruz (See below). Since October 2018 we have been ordering components for the initial pilot production run which was completed in the first quarter of 2019 and showcased on March 27, 2019. In parallel, purchase orders will be placed for components to support increased production in the months that follow.

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

On February 6, 2019, Jatropha signed an agreement to amend their previous purchase agreement. It eliminates the 60 business day deadline for the truck to be shipped to Mexico. Under the new agreement, representatives from Jatropha will come to Colorado for an inspection and live performance demonstration. If approved, the generator-equipped trucks will go into production as specified in the original purchase agreement.

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

National Union of Producers in Mexico for the state of Veracruz

In December 2017, the Company received a purchase commitment for 24 to 50 MG units from the National Union of Producers in Mexico for the state of Veracruz. Depending on the respective numbers of MG55 and MG80 kVA systems ordered, the Company expects the value of the commitment to range between $1,200,000 and $3,750,000.

The union represents farmers who grow labor and energy intensive crops such as sugar cane, tobacco, bananas, coffee, rice and vanilla. It expects that the MG systems will increase yields, exports and income for its members and their communities.

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

The association between the two companies dates back to April 2017 when Cool Technologies demonstrated its Mobile Generation (MG) system at Craftsman Industries in St. Louis. In attendance was the Executive Director of Product Planning Strategy and Innovation at the Silicon Valley Center of Panasonic Corporation of North America. He received a demonstration of the MG technology as well as an overview of CoolTech’s thermal dispersion technologies. That led to several conversations and meetings regarding the ways in which the two companies could pursue joint initiatives and opportunities.

The first initiative resulted in CoolTech’s use of the Panasonic Toughpad tablet to provide a rugged touchscreen interface for field technicians to control and calibrate the Mobile Generation systems. The Toughpad will be deployed in the trucks’ cabs.

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

In January 18, 2018, the Company entered into an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (“IP”) analytics, to assess the value of the Company’s IP. As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing. Since then significant progress has been achieved, although at a pace much slower than anticipated.

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

Purchase and Delivery of Truck to Craftsman Industries

On July 15, 2018, the Company purchased a Ford F-450 Chassis Cab Truck. Subsequently, a metal flatbed was manufactured and installed. The truck was delivered to Craftsmen on September 15th. It will be used for the installation and refinement of the MG 80 kVA system. A second F-450 will be used for the MG 125 kVA system.

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

Creation and Delivery of Business Proposals

The Company has been active in putting forth new business proposals in line with our strategy to target specific industry markets. We regularly review relevant press releases, major media articles and trade publications from various industries to keep up with trends and uncover opportunities. We also attend seminars and conferences to meet and network with prospective clients. Since the beginning of the year, we have delivered proposals to major utilities (Southern Company, Duke Energy) and car manufacturers (Porsche) covering electric vehicle charging for dealers and customers.

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

Unveiling of Initial Production Run Vehicle

On March 27, 2019, the Company unveiled the initial production run of its Mobile Generation (MG) work trucks for inspection by an audience of agricultural and community leaders from Latin America at Craftsmen Industries.

The itinerary for the showcase event included a tour of the St. Louis manufacturing facility and inspection of the first production run MG vehicle in operation as it powered a variety of equipment.

The purpose of the viewing was not only to show the truck’s capabilities, but to get feedback from the attendees.

Mexican Government

On May 13, 2019, government officials and fruit growers were at Craftsmen Industries in St. Louis for a review of a first run MG80 production vehicle and water purification/desalination options.

Among the politicians in attendance was Congressman Efraín Rocha Vega who is Secretary of the Commission of Development and Rural, Agricultural and Food Self-sufficiency Conservation, a member of the commission of Livestock and the commission of Environment, Sustainability, Climate Change and Natural Resources. Subsequent to the event, in an official Congressional Letter of Support, dated May 20th, 2019, Congressman Rocha wrote: “The successful demonstration of these technologies further strengthens the Mexican Government’s support of Mexican entities that desire to purchase CoolTech products, as well as affirms our position to provide financial assistance to such entities.” The letter can be viewed in its entirety at: http://www.cooltechnologiesinc.com/content/pdf/MexicanLegislationandFinancialAssistanceLetter.pdf.

Introduction of new options

During the fourth quarter of 2019, the Company has introduced new options, which include an MG System that generates up to 200 kVA of electric power, water purification and desalination systems.

The truck mounted water purification and desalination units can produce from 2,800 to 10,000 gallons of fresh water every day. Assuming the average person needs 2 liters per day, 10,000 gallons is enough for 18,927 people.

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

The order also includes an additional MG80 installed in a Ford F-450 with the 2,500 gallon per day mobile water desalinization option included.

KeyOptions

On May 30, 2019, the Company entered into a joint venture agreement (“JV”) with KeyOptions Pty Ltd., a privately held technology and security provider based in Victoria, Australia.

KeyOptions develops and markets products for governments, defense contractors and other commercial applications to counter security and cyber threats. The Company will provide a license for the JV to market and sell CoolTech’s entire product platform in Australia and neighboring countries in Southeast Asia.

New Strategic Alliance:

On December 16, 2019, the Company signed a cross marketing and licensing agreement with VerdeWatts, LLC., an energy generation and storage company encompassing everything from mobile solar power generation systems to large scale biogas turbine installations. Pursuant to the agreement VerdeWatts and the Company each granted the other a royalty free non-exclusive license to certain patents which license is subject to certain future negotiation.

Like CoolTech’s Mobile Generation systems (“MG”), VerdeWatts’ products are scalable and offer the ability to bring power nearly anywhere it is needed. Their proprietary Smart Solar Power Generation Units and energy storage systems combine to deliver sustainable power long after the sun has set.

The agreement with VerdeWatts also included a cross marketing and royalty free non-exclusive licensing agreement with FirmGreen, Inc., a water treatment facilities developer that works closely with VerdeWatts to create a suite of synergistic products that address significant needs in the global marketplace. FirmGreen specializes in water purification and desalination technologies. Their mobile, solar and container applications feature 6 levels of water purification for unrivaled drinkability. Pursuant to the agreement FirmGreen and the Company each granted the other a royalty free non-exclusive license to certain patents which license is subject to certain future negotiation.

CoolTech’s MG platform makes the companies’ product offering complete with mobile power generation. It provides the capability to power everything from irrigation for farms and water purification for rural areas to electric vehicle charging and fast charging in the urban ones.

Consider the solar-powered generator system with a built-in water purification unit that makes seawater desalination sustainable. The system pumps and purifies up to 3,000 gallons per day and interfaces with CoolTech’s MG system for 24-hour operation. The solar panels collapse and fold together, so the entire system fits easily in the bed of a work truck. It can be set up and operate anywhere a four-wheel drive vehicle can reach. All of these systems are patent protected and cross licensed to each of the three companies.

FirmGreen and VerdeWatts have a global presence with projects on 3 continents. The largest encompasses the installation of 14 natural gas generators to produce over 60 megawatts (MW) of power. The generators will be integrated with 50 megawatt hours of battery storage and another 6 MW of solar to ensure a consistent flow of power. VerdeWatts intend to replace most of the legacy on-site generators with CoolTech’s MG systems, however the Company has not received any orders and there cannot be any assurance that any orders will be placed.

Together the companies can create an energy or utility ecosystem that can enable less developed countries to leapfrog non-existent, inadequate or failing infrastructure to deliver reliable power and water quickly, sustainably and cost effectively to their citizens, agriculture and other businesses. The scale and impact can reach from the individual farms and villages to cities and regions.

In fact, by combining their respective technologies: energy generation, energy storage and load management controls into a single suite of products, the companies create what is called a “microgrid”. Varying combinations of energy sources such as solar, wind, biogas and MG systems both backup and supplement one another to provide consistent, uninterrupted primary power even during severe weather or other emergency situations.

The synergies between the companies extend beyond water purification and power generation. VerdeWatts’ wind and gas turbines and generators which produce electric power can all be improved by CoolTech’s thermal reduction technologies.

New Sales Agent:

In early December 2019, the Company entered into an agreement with Gaia Energy of Gdansk, Poland to act as an independent agent for the Company by developing markets in Eastern Europe, the Middle East and Africa. The agreement describes the agent’s duties as “generating revenue, and investment funding, for the Company from various organizations including investment funds, end-users, channel partners, integrators, and OEMs.”

Team members of Gaia Energy include executives with more than twenty-five years’ experience with Panasonic, Ford Motor Company, Electronic Data Systems and the US Air Force in the fields of advanced technologies and an African diplomat with a thirty-year background working with and for diplomatic missions, non-governmental organizations and international disasters and aid management services.

The diplomat introduced CoolTech products at a recent African technical summit attended by representatives from 54 countries.

Request for Collaboration Sent to US Government Officials

On December 11, 2019, letters signed by 13 government officials and Congressmen in Mexico were mailed to their counterparts in the US, specifically Governor Gavin Newsom, Secretary Rick Perry, Secretary Wilbur Ross, Senator Mitch McConnell and Speaker of the House Nancy Pelosi.

The letters were a request for collaborative support between the two countries to accelerate CoolTech’s product deployment into Mexico to help solve urgent rural power and water purification problems that are hurting rural communities. Those problems include irregular and faulty power in rural areas which hinders crop irrigation and water pollution which affects crops farmed for sale to the US.

The letters also detail the Mexican officials’ satisfaction with CoolTech’s solutions and management team and that they have met with the Company on several occasions for product demonstrations as well as strategic and technical advice . They highlight the benefits of CoolTech products, how they could quickly and efficiently address the problems noted, and how they expect them to become a viable part of the country’s infrastructure.

Export Import Bank of the United States

With the help of VerdeWatts and FirmGreen, CoolTech has initiated a relationship with the Export-Import Bank of the United States (EXIM), a U.S. government agency whose sole mission is to support U.S. exports. The bank fulfills its mission by offering very cost-effective financing for international customers and project developers to purchase U.S.-made services and purchase or lease U.S.-made goods.

To that end, the two companies applied to finance the Mexican projects referenced above. CoolTech also sent product information for due diligence review by the technical team at EXIM bank. Subsequently, CoolTech has received a Letter of Interest from EXIM, however, there cannot be any assurance that EXIM will provide any funding to the Company.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2019 and 2018 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2019, we have not commenced full operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. As of December 31,2019, we have $15,306 in cash and we owe $314,2018 and $3,227,215 for convertible and promissory notes, respectively We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisitionand assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended December 31,
	2019	2018	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	657,178	591,858	65,320	11.0%
Consulting	331,107	433,978	(102,871)	(23.7)%
Professional fees	226,859	305,778	(78,919)	(25.8)%
Research and development	296,800	501,342	(204,542)	(40.8)%
General and administrative	242,994	426,665	(183,671)	(43.0)%
Total operating expenses	1,754,938	2,259,621	(504,683)	(22.3)%

Interest expense, net	(2,027,030)	(2,336,442)	309,412	13.2%
Change in fair value of derivative liability	330,728	83,963	246,765	293.9%
Loss on extinguishment of debt	208,328	(120,016)	328,344	273.6%
Gain on fixed asset disposal	--	11,231	11,231	N/A

Net loss	(3,242,912)	(4,620,885)	1,377,973	29.8%

Less: Non-controlling interest	(1,600)	(2,497)	897	(35.9)%

Net loss to shareholders	$(3,241,312)	$(4,618,388)	1,377,076	29.8%

Revenues

During the years ended December 31, 2019 and 2018, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of our Company. The order is in the production queue along with other existing orders.

Operating Expenses

Operating expenses decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018, due to reductions in consulting costs, professional fees, research and development as well as general and administrative. During the year ended December 31, 2019, payroll and related expenses increased by $65,320 due to bonuses awarded for new Company patents.

The decrease in professional fees was due primarily to the reduced requirements for accounting and legal. The decrease in research and development was due to the focus on commercialization of the Company’s MG system. The decrease in general and administrative costs was due to limited funds.

Other Income and Expense

Interest expenses during the years ended December 31, 2019 and 2018 related primarily to our debt. The change in fair value of derivative liability reflects the change in fair value of the conversion features embedded in the convertible debt agreements entered into in May 2019, June 2019, July 2019, August 2019, October 2019, November 2019 and December 2019, and also includes the change in fair value of common share equivalents that were previously reclassified to derivative liability as a result of insufficient authorized but unissued shares.

Net Loss and Noncontrolling Interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At December 31, 2019, we had cash and cash equivalents of $15,306.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $6,821,643 and $4,643,956 at December 31, 2019 and 2018, respectively. The decrease in working capital was due to large increases in accounts payable, accrued liabilities – related party, current debt and derivative liability.To that end, we owe approximately $449,968 for convertible notes that mature in the next six months and we owe another $2,400,000 in notes payable. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the second quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

August 2016 Convertible Note – In August 2016, the Company entered into a senior convertible note agreement with KHIC. We received $400,0000, bearing interest at 3%, with principal and interest payable on August 24, 2018.

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

An amendment was signed on December 10, 2018 which extended the maturity date of the note to December 28, 2018. In exchange, the outstanding balance of the note was increased to $460,095 and a partial payment of $250,000 was made on the balance. On December 28, 2018, the outstanding balance of $210,095 was wired to KHIC and the note was retired.

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

On November 20, 2017, Lucas Hoppel signed an amendment to the note which extended the maturity date to December 31, 2017. In addition, the note was changed from promissory to convertible with a conversion price of $0.05 per share. On December 29, 2017, the note was amended, and the maturity date was extended to February 16, 2017. In exchange the conversion price was reduced to $0.04.

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

From March 23 to April 18, 2018, a total of $87,500 was converted into 3,500,000 shares of common stock.

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

On September 25, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt. On October 1, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. From October 25 to November 13, 2018, the Company a total of $112,500 in debt was converted into 4,500,000 shares of common stock.

On October 26, 2018, Lucas Hoppel signed an amendment to the note which extended the maturity date to January 1, 2019. All other terms and conditions remained the same. On January 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to May 1, 2019. In exchange, the conversion price was reduced from $0.025 to $0.0125. On February 2, 2019, the Company issued 5,128,000 shares upon final conversion of $64,100 of debt and the note was retired.

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

On January 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to May 1, 2019. In exchange, the conversion price was changed from $0.025 to $0.0125 per share. On February 26, 2019, CoolTech issued 7,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $93,750 in debt. On April 25, 2019, Cool Technologies issued 7,500,000 shares of common stock to Lucas Hoppel upon conversion of $93,750 in debt.

On May 1, 2019, Lucas Hoppel signed an amendment to the note which extended the maturity date to August 1, 2019. All other terms and conditions remained the same. On July 30, 2019, he signed an amendment to the note which extended the maturity date to November 1, 2019.

From July 31 to September 11, 2019, the Company issued 6,500,000 shares of common stock to Lucas Hoppel upon partial conversion of $81,250 in debt.

On October 31, 2019, he signed an amendment which extended the maturity date to December 31, 2019. All other terms and conditions remained the same. On December 2, 2019, Cool Technologies issued 2,224,000 shares of common stock to Lucas Hoppel upon final conversion of $27,800 of debt and the note was retired.

April Convertible Note -- On April 26, 2018, the Company entered into a convertible note agreement. We received $128,000 with an original issue discount of $12,800 in lieu of interest, for a total amount of $140,800 due on July 25, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum and require the Company to redeem all or any portion of the note at a premium of 150%. On October 18, 2018, the Company wired $189,940 to the holder and the note was retired.

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

August Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. We received $63,000 with an original issue discount of $6,300 in lieu of interest, for a total amount of $58,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of our common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum and require the Company to redeem all or any portion of the note at a premium of 150%.

On February 14, 2019, the outstanding balance of $93,565 was paid in full and the note was retired.

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

February Convertible Note -- On February 11, 2019, the Company entered into a convertible note agreement. It received $140,000 with an original issue discount of $8,400 in lieu of interest, for a total amount of $132,500 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum and require the Company to redeem all or any portion of the note at a premium of 150%.

On August 13, 2019, the Company issued 423,729 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 in debt. On August 23, 2019, the Company issued 545,455 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 in debt. On August 29, 2019, the Company issued 604,839 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 in debt. On September 3, 2019, the Company issued 819,672 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 in debt. On September 5, 2019, the Company issued 833,333 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 in debt. On September 11, 2019, the Company issued 1,005,025 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 in debt. On September 17, 2019, the Company issued 1,005,025 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 in debt. On September 24, 2019, the Company issued 1,119,558 shares of common stock to PowerUp Lending Group Ltd. upon final conversion of $15,000 in debt and the note was retired.

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

On September 16, 2019, the Company issued 2,012,072 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 in debt. On October 1, 2019, the Company issued 2,695,599 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 in debt. On October 14, 2019, the Company issued 2,859,758 shares of common stock to JSJ Investments, Inc. upon partial conversion of $40,000 in debt. On November 12, 2019, the Company issued 2,886,674 shares of common stock to JSJ Investments, Inc. upon final conversion of $20,000 in debt and the note was retired.

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

The note also included a clause which stated that if the effective conversion price is less than $0.01 at any time, the principal amount of the note shall increase by $10,000 and that the conversion price will be permanently redefined to equal 40% of the lowest traded price that occurred during the 15 consecutive trading days immediately preceding the date on which the note holder elects to convert all or part of the note. On December 20, 2019, the effective conversion price reached sub-penny threshold. The principal amount and the subsequent conversion price were adjusted as noted above.

On January 6, 2020, the Company issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 in debt. On January 24, 2020, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 in debt. On February 24, 2020, the Company issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 in debt. On March 6, 2020, the Company issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 in debt. On March 25, 2020, the Company issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 in debt. After the conversion, the principal balance remaining totals $90,270.

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

On December 19, 2019, Cool Technologies issued 1,128,687 shares of common stock to Eagle Equities upon partial conversion of $10,418 in debt. On December 24, 2019, the Company issued 2,674,064 shares of common stock to Eagle Equities upon partial conversion of $20,884 in debt. On January 13, 2020, the Company issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978.in debt. On January 27, 2020, the Company issued 6,173,709 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,040 in debt. On February 3, 2020, the Company issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071. in debt. On February 13, 2020, the Company issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 in debt. On March 2, 2020, the Company issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 in debt.

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

On January 3, 2020, Cool Technologies issued 2,238,805 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $15,000 in debt. On January 8, 2020, the Company issued 3,174,603 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 in debt. On January 14, 2020, the Company issued 3,921,569 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 in debt. On January 16, 2020, the Company issued 4,444,444 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 in debt. On January 21, 2020, the Company issued 5,111,111 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $23,000 in debt. On January 30, 2020, the Company issued 7,142,857 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 in debt. On March 3, 2020, wired $72,000 to PowerUp Lending Group and the note was retired.

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

On March 10, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

November Convertible Note -- On November 9, 2019, the Company entered into a convertible note agreement. It received $126,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($141,000) and interest will be due on November 6, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

December Convertible Note -- On December 5, 2019, the Company entered into a convertible note agreement. It received $103,000 with an original issue discount of $6,000 and an annual interest rate of 8%. The principal ($109,000) and interest will be due on December 5, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(1,352,953)	$(2,402,282)
Net cash used in investing activities	(51,622)	(22,486)
Net cash provided by financing activities	1,012,674	2,275,860

Net cash used in operating activities increased due to changes in other current assets and other current liabilities and was primarily attributable to an increase in outstanding accounts payable. Our investing activity relates to the development of patents, which has remained steady since inception, and the purchase of test vehicles. Net cash provided by financing activities increased primarily due to debt borrowings.

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

Management believes the Company's funds are insufficient to provide for its projected needs for operations for the next 12 months. The Company is currently negotiating additional non-dilutive funding to support product development or for other purposes. In the event that the negotiations fail, the Company may have to rely on equity or debt financing that may involve substantial dilution to our then existing stockholders. If it is unable to close additional equity financing, the Company may have to cease operations.

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

Contingent liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both conditions do not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities based on the best information we have available at the time. If we have a range of possible outcomes, we accrue the low end of the range.

Share-based Payments

All our share-based awards are classified as equity, as they may only be settled in shares of our common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cool Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cool Technologies, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Tampa, Florida

May 29, 2020

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

Cool Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$15,306	$24,435
Inventory	149,744	54,474
Prepaid expenses	5,000	12,000
Total current assets	170,050	90,909
Intangibles	213,192	205,974
Equipment, net	76,280	64,446
Total assets	$459,522	$361,329

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,931,543	$1,288,175
Accrued liabilities – related party	913,948	743,868
Customer deposits – related party	400,000	400,000
Accrued payroll	62,049	62,049
Debt, current portion	2,971,232	2,091,014
Derivative liability	712,921	149,759
Total current liabilities	6,991,693	4,734,865

Debt, long-term portion	29,329	36,819
Total liabilities	7,021,022	4,771,684

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 and 20 shares issued and outstanding at December 31, 2019 and 2018, respectively	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized: 2,727,270 issued and outstanding on December 31, 2019 and 2018.	2,727	2,727
Common stock, $.001 par value; 500,000,000 shares authorized; 267,450,916 and 214,705,916 shares issued and outstanding at December 31, 2019 and 2018, respectively.	267,450	214,705
Additional paid-in capital	46,265,016	45,160,994
Common stock issuable	58,670	123,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(52,107,440)	(49,866,128)
Non-controlling interest	(56,364)	(54,764)
Total stockholders’ deficit	(6,561,500)	(4,410,355)

Total liabilities and stockholders’ deficit	$459,522	$361,329

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	657,178	591,858
Consulting	331,107	433,978
Professional fees	226,859	305,778
Research and development	296,800	501,342
General and administrative	242,994	426,665
Total operating expenses	1,754,938	2,259,621

Operating loss	(1,754,938)	(2,259,621)

Other income and (expense)
Interest expense, net	(2,027,030)	(2,336,442)
Change in fair value of derivative liability	330,728	83,963
Gain (Loss) on extinguishment	208,328	(120,016)
Loss on fixed assets	--	11,231

Net loss	(3,242,912)	(4,620,885)
Net loss attributable to non-controlling interest	(1,600)	(2,497)

Net loss attributable to Cool Technologies, Inc.	$(3,241,312)	$(4,618,388)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	238,714,877	191,539,568

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2017	2,727,303	2,727	152,836,983	152,837	41,401,330	712,000	--	8,441	(45,247,740)	(52,267)	(3,022,672)
Sale of stock	--	--	3,561,110	3,560	184,780	11,670	--	--	--	--	200,010
Issuance of common stock issuable	--	--	8,409,091	8,409	591,591	(600,000)	--	--	--	--	--
Cashless warrant exercises	--	--	9,603,662	9,604	(9,604)	--	--	--	--	--	--
Conversion of Series A preferred stock to common stock	(13)	--	650,000	650	(650)	--	--	--	--	--	--
Stock issued with debt	--	--	3,972,070	3,972	182,911	--	--	--	--	--	186,883
Warrants issued for services	--	--	--	--	25,882	--	--	--	--	--	25,882
Warrants issued with debt	--	--	--	--	469,542	--	--	--	--	--	469,542
Employee common stock	--	--	2,600,000	2,600	127,400	--	--	--	--	--	130,000
Debt converted			33,073,000	33,073	776,553	--	--	--	--	--	809,626
Debt issued with beneficial conversion feature	--	--	--	--	1,351,274	--	--	--	--	--	1,351,274
Payment for stock previously issued	--	--	--	--	59,985	--	--	--	--	--	59,985
Net loss	--	--	--	--	--	--	--	--	(4,620,885)	--	(4,620,885)
Noncontrolling interest	--	--	--	--	--	--	--	--	2,497	(2,497)	--
December 31, 2018	2,727,290	$2,727	214,705,916	$214,705	$45,160,994	$123,670	--	$8,441	$(49,866,128)	$(54,764)	$(4,410,355)
Debt converted	--	--	49,894,101	49,895	715,028	--	--	--	--	--	764,923
Stock issued for Services	--	--	350,000	350	7,350	--	--	--	--	--	7,700
Issuance of common stock issuable	--	--	1,650,000	1,650	93,350	(95,000)	--	--	--	--	--
Series A preferred stock to common stock	(17)	--	850,000	850	(850)	--	--	--	--	--	--
Stock issued with debt	--	--	--	--	--	30,000	--	--	--	--	30,000
Warrants issued for services	--	--	--	--	32,624	--	--	--	--	--	32,624
Warrants issued with debt	--	--	--	--	112,260	--	--	--	--	--	112,260
Debt issued with beneficial conversion feature	--	--	--	--	144,260	--	--	--	--	--	144,260
Net Loss	--	--	--	----	--	--	--	--	(3,242,912)		(3,242,912)
Noncontrolling Interest	--	--	--	--	--	--	--	--	1,600	(1,600)	--
December 31, 2019	2,727,273	$2,727	267,450,017	$267,450	$46,265,016	$58,670	--	$8,441	$(53,107,440)	$(56,364)	$(6,561,500)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018
Operating Activities:
Net loss	$(3,242,912)	$(4,620,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	7,700	--
Warrants issued for services	32,624	25,882
(Gain) Loss on extinguishment of debt	(208,328)	120,016
Non-cash interest expense	--	8,918
Change in fair value of derivative liability	(330,728)	(83,963)
Amortization of debt discount	1,623,463	2,223,260
Depreciation expense	32,570	27,376
Loss on Fixed Assets	--	(11,231)
Changes in operating assets and liabilities:
Inventory	(95,270)	(54,474)
Prepaid expenses	7,000	(2,000)
Accounts payable	643,848	77,533
Accrued liabilities – related party	170,080	(117,846)
Accrued payroll	--	5,132
Net cash used in operating activities	(1,352,953)	(2,402,282)

Investing Activities:
Expenditure for Intangible assets	(7,218)	(22,486)
Purchase of Equipment	(44,404)	--
Net cash used in investing activities	(51,622)	(22,486)

Financing Activities:
Proceeds from sale of common stock, net	--	259,995
Proceeds from debt	1,524,333	2,975,669
Payments on debt	(128,887)	(959,804)
Net cash provided by financing activities	1,395,446	2,275,860

Net change in cash	(9,129)	(148,908)

Cash, beginning of period	24,435	173,343

Cash, end of period	$15,306	$24,435

Cash paid for:
Interest	$65,933	$22,923
Income taxes	--	--

Non-cash transactions:
Derivative liability offset by debt discount	$--	$346,821
Derivative liability due to issuance of debt	1,138,804	--
Reduction of common stock issuable by issuing stock	95,000	600,000
Debt and interest settled for common stock	679,392	896,825
Stock and warrants issued with debt	142,260	656,425
Reduction in test vehicle financing due to trade-in	--	10,313
Increase in test vehicle financing due to trade-in	--	45,176
Test vehicle acquired due to trade-in	--	54,863

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

The Company’s technologies are divided into three distinct but complementary categories: a) mobile power generation, b) heat dispersion technology and c) electric load assist.

As of December 31, 2019, CoolTech has seven US patents, one Canadian patent, one granted Mexican and one granted Canadian patent, two  pending applications (1 in the US, 1 in Brazil) in the area of composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as "thermal" or "heat dispersion technology"). Cool Technologies also has a Patent Cooperation Treaty ("PCT") application pending that covers integrated electrical power generation methods and systems.

The Company intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers; by licensing or selling a mobile electric power system to commercial vehicle and fleet owners; and by licensing a plug-in hybrid conversion system for heavy duty trucks, buses and tractor trailers to fleet owners and service centers.

Basis of Presentation, Use of Estimates and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $52,107,440 since inception. As of December 31, 2019, its debts include $314,208 in convertible notes and $3,227,215 in notes payable. The cash available totals $15,306.  CoolTech has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. As of the filing date of this Annual Report on Form 10-K, management is negotiating additional non-dilutive funding arrangements to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits. There can be no assurance, however, that the Company will be successful in accomplishing these objectives. Consequently, it may have to curtail or cease operations if funding is not received by the end of the second quarter.

Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.

Inventory

Inventory, consisting of mobile generation kit materials and parts, is stated at the lower of cost (first in, first out method) or net realizable value.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those CoolTech uses in its internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, it recognizes an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. Cool Technologies may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumption’s management believes hypothetical marketplace participants would use. The Company has not recorded any impairment expense on its long-lived assets as of December 31, 2019.

Debt – original issue discount

When the Company issues notes payable with a face value higher than the proceeds it receives, CoolTech records the difference as a debt discount and amortizes it through interest expense over the life of the underlying note payable.

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

Revenue

FASB ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 "Revenue Recognition." ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and change in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. The Company adopted the new revenue guidance effective January 1, 2018. As the Company has not previously generated any revenues, there was no material impact to the Company's financial statements or financial statement disclosures

Research and development costs

Internal costs related to research and development efforts on existing or potential products are expensed as incurred. External costs incurred for intangible assets, such as attorney fees for patents, are capitalized.

Share-based payments

All the Company’s share-based awards are classified as equity. CoolTech does not have any liability classified share-based awards. Each warrant or stock option is exercisable for one share of common stock.

Nonemployees – Cool Technologies may enter into agreements with nonemployees to make share-based payments in return for services. These payments may be made in the form of common stock or common stock warrants. The Company recognizes expense for fully vested warrants at the time they are granted. For awards with service or performance conditions, CoolTech generally recognizes expense over the service period or when the performance condition is met; however, there may be circumstances in which it determines that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so the Company determines the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete), and the fair value of common stock warrants using the Black-Scholes option-pricing model ("Black-Scholes"). Cool Technologies uses historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

Employees – Cool Technologies issues two types of common stock options to employees: 1) fully-vested at the time of grant and 2) market price-based vesting. The Company recognizes expense for fully vested stock options on the date of grant at the estimated fair value of the options using Black-Scholes. CoolTech recognizes expense for market price-based options at the estimated fair value of the options using the lattice-based option valuation model ("Lattice Model") over the estimated life of the options used in the Lattice Model. The Company uses historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

Modification of share-based payment awards – In the event Cool Technologies modifies the terms of a non-vested share-based payment award, it would incur additional expense for the excess of the fair value of the modified share-based payment award, measured at the date of modification, over the fair value of the original share-based payment award. The incremental expense would be recognized ratably over the remaining vesting period.

Sale of common stock with warrants – When the Company sells common stock it may also issue common stock warrants. CoolTech treats the value of these warrants as equity issuance costs. Accordingly, the value of the common stock warrants is included as a component of additional paid-in capital upon recording the sale of common stock.

Cashless exercise – Most of the common stock warrants and stock options may be exercised on a cashless basis. The number of shares of common stock received upon exercising on a cashless basis is based on a) the volume weighted-average price of the common stock for three trading days immediately preceding the exercise date; b) the exercise price of the warrant or option; and c) the number of common shares issuable under the instrument.

Income taxes

Cool Technologies recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. CoolTech also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of December 31, 2019 and 2018, determined that there were no material uncertain tax positions.

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

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to the current period presentation.  There was no change to the previously reported net loss.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 "Leases (Topic 842)"– In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is to be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the old model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The company adopted this ASU on January 1, 2019. Adopting this standard did not have a material impact on the Company’s consolidated financial statement or financial statement disclosure.

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2019	2018
Test vehicles	$147,893	$141,969
Other	5,000	5,000
	152,893	146,969
Less: accumulated depreciation	(76,613)	(82,523)
	$76,280	$64,446

Depreciation expense for the years ended December 31, 2019 and 2018, was $32,570 and $27,376, respectively.

Note 3 – Customer deposits – Related party

Customer deposits represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2019	2018
Notes payable	$3,071,300	$1,800,000
Convertible notes payable	381,667	581,950
Test vehicle financing	70,418	56,231
Note payable – related party	21,641	12,897
Note payable – UPT minority owner	80,000	190,000
	3,525,026	2,641,078
Debt discount	524,465	(513,245)
	3,000,561	2,127,833
Less: current portion	2,971,232	2,091,014
Long-term portion	$29,329	$36,819

Notes Payable

From September 5 – 7, 2018, the Company entered into Promissory Note Agreements with two accredited investors. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and it issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On September 11, 2018, the Company entered into Promissory Note Agreements with an accredited investor. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and it issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On March 16, 2020, the investor signed an amendment to the agreement extending the maturity date until April 30, 2020.

From September 7 – 17, 2018, the Company entered into Promissory Note Agreements with three accredited investors. CoolTech received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On September 25, 2018, the Company entered into Promissory Note Agreements with an accredited investor. CoolTech received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.  On March 16, 2020, the investor signed an amendment to the agreement extending the maturity date until April 30, 2020.

On October 2, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On October 26, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.   On October 26, 2019, the investor signed an amendment to the agreement extending the maturity date for seven months.

On December 19, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $50,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and Cool Technologies issued cashless warrants to purchase 400,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On February 1, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $75,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech agreed to issue1,000,000 shares of restricted common stock.

On March 13, 2019, the Company and a vendor agreed to convert an overdue $25,000 account payable into a Promissory Note Agreement. CoolTech promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On March 18, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property and CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On March 19, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property and CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.  On March 19, 2020, the investor signed an amendment to the agreement extending the maturity date for four months.

Convertible notes payable

January Convertible Note – On January 26, 2018, the Company entered into a convertible note agreement. It issued 800,000 inducement shares of restricted common stock and received $200,000, with an original issue discount of $20,000 in lieu of interest, for a total amount of $220,000 due on August 26, 2018. At the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of CoolTech’s common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On May 22, 2018, the holder signed an amendment to the note which extended the maturity date to October 1, 2018. In exchange, the note was changed from promissory to convertible with a conversion price of $0.025 per share.

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

February Convertible Note – On February 19, 2018, the Company entered into a convertible note agreement. It issued 2,000,000 inducement shares of restricted common stock and received $350,000, with an original issue discount of $35,000 in lieu of interest, for a total amount of $385,000 due on September 19, 2018. At the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of CoolTech’s common stock at $0.05 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On May 22, 2018, the holder signed an amendment to the note which extended the maturity date to November 1, 2018. In exchange, the note was changed from promissory to convertible with a conversion price of $0.025 per share.

On September 14, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt.  On October 26, 2018, the holder signed an amendment to the note which extended the maturity date to January 1, 2019. On October 31, 2018, the Company issued 2,000,000 shares on conversion of $50,000 in debt.

On January 1, 2019, the holder signed an amendment to the note which extended the maturity date to May 1, 2019. In exchange, the conversion price was changed from $0.025 to $0.0125 per share. On February 26, 2019, CoolTech issued 7,500,000 shares of common stock to the holder upon partial conversion of $93,750 in debt. On April 23, 2019, Cool Technologies issued 7,500,000 shares of common stock to the holder  upon conversion of $93,750 in debt.

On May 1, 2019, the holder signed an amendment to the note which extended the maturity date to August 1, 2019. All other terms and conditions remained the same.  On July 30, 2019, the Company issued 4,000,000 shares of common stock to the holder upon partial conversion of $50,000 in debt.

On July 30, 2019, the holder signed an amendment to the note which extended the maturity date to November 1, 2019.  On September 11, 2019, the Company issued 2,500,000 shares of common stock to the holder upon partial conversion of $31,250 in debt.

On October 31, 2019, he signed an amendment which extended the maturity date to December 31, 2019. All other terms and conditions remained the same. On December 2, 2019, Cool Technologies issued 2,224,000 shares of common stock to the holder upon final conversion of $27,800 and the note was retired.

August Convertible Note -- On August 17, 2018, the Company entered into a convertible note agreement. It received $63,000 with an original issue discount of $6,300 in lieu of interest, for a total amount of $58,300 due on August 17, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the average of the three lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum and require the Company to redeem all or any portion of the note at a premium of 150%.

On February 14, 2019, the outstanding balance of $93,565 was paid in full and the note was retired.

December Convertible Note -- On December 10, 2018, the Company entered into a convertible note agreement. It received $138,000 with an original issue discount of $14,000 in lieu of interest, for a total amount of $152,000 due on December 10, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 28% discount to the lowest Volume Weighted Average Prices (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to redeem all or any portion of the note at a premium of 150%.

On June 5, 2019, the outstanding balance of $203,643 was paid in full and the note was retired.

February Convertible Note -- On February 11, 2019, the Company entered into a convertible note agreement. It received $140,000 with an original issue discount of $8,400 in lieu of interest, for a total amount of $132,500 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to redeem all or any portion of the note at a premium of 150%.

On August 13, 2019, the Company issued 423,729 shares of common stock to the holder upon partial conversion of $15,000 in debt. On August 23, 2019, the Company issued 545,455 shares of common stock to the holder. upon partial conversion of $15,000 in debt. On August 29, 2019, the Company issued 604,839 shares of common stock to the holder upon partial conversion of $15,000 in debt.  On September 3, 2019, the Company issued 819,672 shares of common stock to the holder upon partial conversion of $20,000 in debt. On September 5, 2019, the Company issued 833,333 shares of common stock to upon partial conversion of $20,000 in debt. On September 11, 2019, the Company issued 1,005,025 shares of common stock to upon partial conversion of $20,000 in debt. On September 17, 2019, the Company issued 1,005,025 shares of common stock to upon partial conversion of $20,000 in debt. On September 24, 2019, the Company issued 1,119,558 shares of common stock to the holder upon final conversion of $15,000 in debt and the note was retired.

March Convertible Note -- On March 13, 2019, the Company entered into a convertible note agreement. It received $140,000 with an original issue discount of $7,500 in lieu of interest, for a total amount of $131,600 due on February 11, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum, require the Company to pay the product of the then outstanding principal amount, plus accrued interest and default interest, divided by the conversion price multiplied by the highest price at which the common stock traded at any time between the issuance date and the date of the event of default.

On September 16, 2019, the Company issued 2,012,072 shares of common stock to the holder upon partial conversion of $40,000 in debt. On October 1, 2019, the Company issued 2,695,599 shares of common stock to the holder upon partial conversion of $40,000 in debt. On October 14, 2019, the Company issued 2,859,758 shares of common stock to the holder upon partial conversion of $40,000 in debt. On November 12, 2019, the Company issued 2,886,674 shares of common stock to the holder upon final conversion of $20,000 in  debt and the note was retired.

May Convertible Note -- On May 13, 2019, the Company entered into a convertible note agreement. It received $150,000 after an original issue discount of $15,000 in lieu of interest, for a total amount of $165,000 due on December 13, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

The note also included a clause which stated that if the effective conversion price is less than $0.01 at any time, the principal amount of the note shall increase by $10,000 and that the conversion price will be permanently redefined to equal 40% of the lowest traded price that occurred during the 15 consecutive trading days immediately preceding the date on which the note holder elects to convert all or part of the note. On December 20, 2019, the effective conversion price reached sub-penny threshold. The principal amount and the subsequent conversion price were adjusted as noted above. Therefore, as of December 31,2019, the convertible balance remaining totaled $179,950.

June Convertible Note -- On June 6, 2019, the Company entered into a convertible note agreement. It received $130,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($143,000) and interest will be due on June 6, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum, require the Company to pay the product of the then outstanding principal amount, plus accrued interest and default interest, divided by the conversion price multiplied by the highest price at which the common stock traded at any time between the issuance date and the date of the event of default.

On December 19, 2019, Cool Technologies issued 1,128,687 shares of common stock to the holder upon partial conversion of $10,418 in debt. On December 24, 2019, the Company issued 2,674,064 shares of common stock to the holder upon partial conversion of $20,884 in debt.  As of December 31, 2019, the convertible balance remaining totaled approximately $113,000.

July Convertible Note – On July 3, 2019, the Company entered into a convertible note agreement. It received $150,000 with an original issue discount of $15,300 in lieu of interest, for a total amount of $168,300 plus 8% annual interest due on July 3, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to redeem all or any portion of the note at a premium of 150%.

August Convertible Note -- On August 28, 2019, the Company entered into a convertible note agreement. It received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on August 28, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

November Convertible Note -- On November 9, 2019, the Company entered into a convertible note agreement. It received $126,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($141,000) and interest will be due on November 6, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

Test Vehicle Financing

In October 2014, the Company entered into financing agreements for the purchase of test vehicles, bearing interest at 5.99% payable monthly over five years, collateralized by the vehicles.  In July 2018, CoolTech traded-in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable monthly over a 5-year period.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2017	14,421,379	$0.02	1.5	$725,950
Granted	14,400,000	0.05	--	--
Forfeited or expired	(750,000)	0.16	--	--
Exercised	(13,603,662)	0.02	--	--
Outstanding, December 31, 2018	14,467,717	0.05	4.6	1,564
Exercisable, December 31, 2018	14,467,717	0.05	4.6	1,564
Granted	4,200,000	0.03	5.0	220,000
Forfeited or expired	(200,000)	0.08	--	10,000
Exercised	--	--	--	--
Outstanding, December 31, 2019	18,467,717	0.05	3.7	941,144
Exercisable, December 31, 2019	18,467,717	$0.05	3.7	$941,144

Transactions with Related Parties

The note payable - related party, in the amount of $21,641, is held by the Company's Chief Financial Officer and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $80,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,
2020	$2,971,232
2021	7,358
2022	8,134
2023	8,992
2024	4,845
$3,000,561

Note 5 – Derivative Liability

Under the terms of the May 2019, June 2019, July 2019, August 2019, October 2019, November 2019 and December 2019 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Year ended December 31,
	2019	2018
Volatility	114%-148%	102%-119%
Risk-free interest rate	1.5%-2.5%	1.7%-2.7%
Expected life (years)	0.9 - 1.2	0.0 - 1.3
Dividend yield	--	--

Changes in the derivative liability were as follows:

	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2017	--	--	$7,504
Issuance of convertible debt and other derivatives	--	--	346,821
Extinguishment of convertible debt			(120,603)
Change in fair value	--	--	(83,63)
Convertible debt and other derivative liabilities at December 31, 2018	--	--	149,759
Conversions of convertible debt	--	--	(79,027)
Issuance of convertible debt and other derivatives	--	--	1,138,804
Extinguishment of convertible debt	--	--	(165,887)
Change in fair value	--	--	(330,728)
Convertible debt and other derivative liabilities at December 31, 2019	--	--	$712,921

Note 6 – Commitments and Contingencies

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

On March 27, 2018, a Subpoena was issued and served upon the Law Offices of Gary S. Park P.C. On April 3, 2018 counsel for Plaintiffs withdrew and were replaced by Mr. Sang Joon Sim, Esq. of Sim & Record, LLP which shares an address with Mr. Park’s law offices.  On April 3, 2018 plaintiffs obtained new counsel. On May 31, 2018, the parties entered into a settlement and on July 3, 2018 the Honorable Judge Mauskopf ordered the matter dismissed with prejudice without costs to either party. On July 9, 2018, the Order was entered dismissing the matter.

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

On three occasions, specifically, May 20, 2013, August 19, 2013 and August 22, 2016, Cool Technologies filed Form 10-Qs that contained financial statements that were not reviewed by an independent public accounting firm.  In two cases, the Company properly disclosed that the 10Q’s were “unaudited and unreviewed” as set forth by the guidance in the Division of Corporation Finance Financial Reporting Manual Section 4410.3 and in each case, the Company subsequently filed a restated and amended Form 10-Q/A that complied with the Interim Review Requirement. In no instance were the filings ever subjected to audit challenge.

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

Note 7 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of December 31, 2019.

On August 12, 2016, the Company entered into a Securities Purchase Agreement with four accredited investors pursuant to which it sold 3,636,360 shares of the Company’s Series B Convertible Preferred Stock. Each share of the preferred stock is convertible into one share of the Company’s common stock. The conversion price of the preferred stock is equal to the $0.055.

In addition to the preferred stock, the Securities Purchase Agreement included warrants to purchase 3,636,360 shares of the Company’s common stock at an exercise price of $0.07 per share. The warrants cannot be exercised on a cashless basis. The aggregate purchase price of the preferred stock and warrants was $200,000, of which $150,000 was paid in cash and $50,000 was paid in services.

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

On January 25, 2019, Spirit Bear converted all their shares of Series A Preferred Stock into 850,000 shares of the Company’s common stock.

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

Common stock

On September 13, 2019, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 350,000,000 shares to 500,000,000 shares.

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of December 31, 2019 and 2018, the number of shares of common stock to be issued was 494,697 and 1,144,697 shares, respectively.

Common stock warrants issued with the sale of CoolTech’s common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of December 31, 2019 and 2018, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	47,437,588	$0.19
Granted	5,431,944	0.06
Forfeited or expired	(501,645)	0.29
Outstanding, December 31, 2018	52,367,887	0.18	1.3	$114,900
Exercisable, December 31, 2018	52,367,887	0.18	1.3	$114,900
Granted	--	--
Exercised	--	--
Forfeited or expired	(6,853,719)	0.56
Outstanding, December 31, 2019	45,514,168	0.12	1.1	-
Exercisable, December 31, 2019	45,514,168	$0.12	1.1	$-

Note 8 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2019	2018
Nonemployee common stock	$7,700	$--
Nonemployee warrants – fully vested upon issuance	--	25,882
Total share-based expense charged against income	$7,700	$25,882

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

UPT management agreement

In July 2014, Cool Technologies entered into a three year agreement with the Company managing the operations of UPT, whereby it would issue common stock under the following conditions:

Condition	Number of Shares
UPT recognizes $100 million of revenue or a change in control	500,000
UPT recognizes $100 million of revenue	150,000
650,000

On June 30, 2017, the agreement expired. None of the conditions were met prior to expiration, so no expense will be recognized, and no common stock will be issued under this agreement.

In July 2014, Cool Technologies entered into a three-year agreement with the Company managing the operations of UPT, whereby CoolTech would issue common stock warrants under the following conditions:

		Number of
Vesting Condition	Category	Warrants
Fully vest upon UPT generating $1 million of revenue	Performance	350,000
45,945 warrants for every $3 million of revenue generated by UPT up to $100 million	Performance	1,530,000
60,000 warrants for every three months of completed service managing UPT	Service	720,000
		2,600,000

The common stock warrants have a three-year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. On June 30, 2017, the agreement expired. None of the performance conditions were met prior to expiration, so no expense will be recognized, and no common stock warrants will vest under the performance conditions. During the year ended December 21, 2017, 120,000 of the common stock warrants under the service condition vested with the passage of time and the Company recognized expense of $6,118. There is no remaining service award expense to recognize. During 2019, 240,000 of the common stock warrants expired and 120,000 remain outstanding. They will expire during the first 6 months of 2020.

Nonemployee common stock

Other

During the years ended December 31, 2019 and 2018, Cool Technologies issued or accrued an additional 350,000 and 2,600,000 shares of common stock, respectively, in exchange for services, with a fair value of $7,700 and $130,000, respectively.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	12,945,836	$0.29
Granted	500,000	0.05
Forfeited or expired	--	--
Outstanding, December 31, 2018	13,445,836	0.27	1.4	$78,000
Exercisable, December 31, 2018	13,445,836	0.27	1.4	$78,000
Granted	2,100,000	0.004
Exercised	--	--
Forfeited or expired	(5,810,000)	0.49
Outstanding, December 31, 2019	9,735,836	0.36	1.3	$2,000
Exercisable, December 31, 2019	9,735,836	$0.36	1.3	$2,000

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully vested common stock warrants:

	Year ended December 31,
	2019	2018
Volatility	125%-148%	143%
Risk-free interest rate	1.6%-1.7%	2.6%
Expected life (years)	.05 – 4.2	5.0
Dividend yield	--	--

No fully vested common stock warrants were exercised in 2019 and 2018.

Nonemployee common stock warrants -- Service and performance conditions

Summary

The following summarizes the activity for warrants that have performance and service conditions. There were no grants in 2019.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	3,280,000	$0.84
Granted	--	--
Forfeited or expired	(2,120,000)	1.00
Outstanding, December 31, 2018	1,160,000	0.52	0.4
Exercisable, December 31, 2018	1,160,000	0.52	0.4
Granted	--	--
Forfeited or expired	(247,498)	1.00	0.0
Outstanding, December 31, 2019	912,502	0.39	0.5
Exercisable, December 31, 2019	912,502	$0.39	0.5	$--

The following summarizes the status of the Company’s non-vested common stock warrants with performance and service conditions as of December 31, 2019 and 2018, and changes during the years then ended:

	Number of	Weighted-average Grant Date
	Warrants	Fair Value
Non vested, December 31, 2017	1,880,000	$0.99
Vested	(1,880,000)	0.99
Non vested, December 31, 2018	--	0.05
Vested	--	--
Forfeited	--	--
Non vested, December 31, 2019	--	$--

The following summarizes the Black-Scholes assumptions used to estimate the fair value of warrants with performance and service conditions:

	Year ended December 31,
	2019	2018
Volatility	127 -- 143%	141--144%
Risk-free interest rate	1.5 -- 1.6%	1.5--1.6%
Expected life (years)	0.251.08	3.0
Dividend yield	--	--

Legal settlement – Replacement warrants

Under the terms of the February 2016 Waiver of Performance and Second Amendment to Settlement Agreement with Spirit Bear, the Company agreed to April issued replacement warrants for previously amended and replaced warrants. Six million of the previously amended and replaced warrants owned by Spirit Bear and by Leonora Lorenzo had their expiration dates extended from January 29, 2017, until January 29, 2020, and had their exercise price reduced from $0.25 to $0.10 per share.

In addition, Spirit Bear consented to the withdrawal of a Registration Statement on Form S-1 that was pending before the Securities Exchange Commission (SEC). The proposed registration statement covered the common shares underlying the preferred shares owned by Spirit Bear and the common shares underlying the warrants owned by Spirit Bear and Leonora Lorenzo.

When a replacement equity instrument is issued, expense is recorded if the fair value of the new instruments is greater than the fair value of the original instruments. The Company recorded expense of $423,973 associated with the replacement warrants. The following summarizes the Black-Scholes assumptions used to estimate the fair value of the previously issued warrants and the replacement warrants:

	Previously issued	Replacement
Volatility	206%	151%
Risk-free interest rate	0.5%	1.3%
Expected life (years)	0.2	3.2
Dividend yield	--	--

Employee stock options – Fully-vested upon grant

Cool Technologies granted stock options to certain members of management in 2014 that were fully vested at the date of grant. There were no grants in 2019 or 2018. The following is a summary of fully vested stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2017	4,000,000	$2.00
Outstanding, December 31, 2018	4,000,000	2.00	--	$--
Exercisable, December 31, 2018	4,000,000	2.00	--	--
Outstanding, December 31, 2019	4,000,000	2.00	--	--
Exercisable, December 31, 2019	4,000,000	$2.00	--	$--

Note 9 – Income Taxes

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2019	2018
Net operating loss carryforwards	$7,153,247	$6,836,322
Equity-based instruments	6,467,488	6,465,537
Accrued liabilities	332,655	112,795
Deferred Revenue	96,311	96,311
Pass-through losses	100,315	92,634
Valuation allowance	(14,150,016)	(13,603,599)
Deferred tax asset	$--	$--

Effective January 1, 2018, the Federal corporate income tax rate has been decreased from 34% to 21%. The effect of this change on deferred taxes and the valuation allowance at December 31, 2017 was approximately $6.5 million. The NOLs that have been generated 12/31/2017 and prior are going to be 100% allowable against future income and will expire in 20 years beginning in 2031. NOLs generated 1/1/2018 and forward will be subject to the 80% limitation and they will never expire.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2019	2018
Income tax benefit at statutory rate	$(681,012)	$(970,386)
State income tax, net of Federal benefit	(140,905)	(200,777)
Convertible debt	274,844	486,168
Other adjustments	405	(11,685)
Meals and entertainment	246	202
Increase in valuation allowance	546,422	696,479
Income tax benefit	$--	$--

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

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2019	2018
Net loss available for stockholders	$(3,241,312)	$(4,618,388)
Weighted average outstanding shares of common stock	238,714,877	191,539,568
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	238,714,877	191,539,568

Net loss per share – Basic and diluted	$(0.01)	$(0.02)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2019	2018
Stock options	4,000,000	4,000,000
Common stock warrants	74,830,224	80,641,440
Common stock issuable	494,697	1,144,697
Convertible notes	170,228,752	24,369,057
Convertible preferred stock	2,877,270	3,727,270
Convertible preferred stock issuable	--	--
Total	252,430,843	113,882,464
Total exercisable at December 31	175,538,408	112,737,767

Note 11 – Subsequent Events

The Company has evaluated all the events or transactions that have occurred since December 31, 2019 and determined that the following should be disclosed:

On January 15, 2020, the Board of Directors of Cool Technologies, Inc. (the “Company”) appointed Steven P. Wilburn to serve as a director of the Company. Mr. Wilburn is an engineering executive who has 40 plus years of professional experience in the fields of alternative energy and water treatment. In 2004, Mr. Wilburn founded and continues to serve as chairman and CEO of FirmGreen, Inc., an integrated green energy company and business. In 2014, he founded and continues to serve as the managing member of VerdeWatts, LLC, an energy storage and management solutions company.

On January 3, 2020, Cool Technologies issued 2,238,806 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 on convertible debt of $168,300.

On January 7, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950

On January 8, 2020, Cool Technologies issued 3,174,603 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 on convertible debt of $168,300.

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978. on convertible debt of $143,300.On January 14, 2020, Cool Technologies issued 3,921,569 shares of common stock to PowerUp Lending Group, Ltd.  upon partial conversion of $20,000 on convertible debt of $168,300.

On January 16, 2020, Cool Technologies issued 4,444,444 shares of common stock to PowerUp Lending Group, Ltd.  upon partial conversion of $20,000 on convertible debt of $168,300.

On January 21, 2020, Cool Technologies issued 5,111,111 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $23,000 on convertible debt of $168,300.

On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC  upon partial conversion of $22,400 on convertible debt of $179,950.

On January 28, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,300.

On January 30, 2020, Cool Technologies issued 7,142,857 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300.

On January 30, 2020, the Company entered into a Bridge Note for $40,000 with an original issue discount of $4,000 in lieu of interest with a due date of August 30, 2020.

On January 30, 2020, the Company entered into a convertible note agreement. It received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On January 31, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $36,000 in financing and promised to pay the principal amount together with simple interest of 3% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing, In exchange, Cool Technologies issued cashless warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

On February 3, 2020, Cool Technologies wired $72,000 to PowerUp Lending Group, Ltd. and the note with convertible debt of $168,300 was retired.

On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071.11 on convertible debt of $143,300.

On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394.44 on convertible debt of $143,300.

On February 13, 2020, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares.

On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,630.

On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,300. After the conversion, the principal balance remaining totals approximately $3,000.

On March 3, 2020, wired $72,000 to PowerUp Lending Group and the July convertible note was retired.

On March 5, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840.00 on convertible debt of $179,630.

On March 10, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950.

On March 19, 2020, the Company defaulted on a note payable. The $250,000 note was purchased on March 18, 2019 by an accredited investor. The principal and interest as of May 19, 2020 total $287,603. As of the filing date, the Company has not received a notice of default for the note.  As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

On May 1, 2020, the Company defaulted on 2 notes payable. A $250,000 note was purchased on September 11, 2018 and a $125,000 note was purchased on September 25, 2018 by the same accredited investor. The principal and interest as of May 1, 2020 total $311,541 and $155,051, respectively. As of the filing date, the Company has not received a notice of default for either note.  As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

On May 4, 2020, the Company received loan proceeds of $52,612 (the “PPP Loan”) under the Paycheck Protection Program (“PPP” under the Coronavirus Aid, Relief and Economic Security Act).

The PPP Loan is evidenced by a promissory note (the “Note”), between the Company and Small Business Administration (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium.  No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.  The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  The Company intends to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although the Company may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness. No assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants.  The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

On May 7, 2020, Cool Technologies issued 4,460,094 shares of common stock to Eagle Equities, LLC upon partial conversion of $31,667 on convertible debt of $126,500.

On May 8, 2020, Cool Technologies issued 2,352,841 shares of common stock to PowerUp Lending Group, Ltd., upon partial conversion of $20,000 on convertible debt of $141,000.

As of May 26, 2020, Danial Ustian resigned from Cool Technologies’ Board of Directors. Daniel had been a member of the board since 2015.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

On December 31, 2018, Green & Co. (“G&C”) resigned as the independent registered public accounting firm for Cool Technologies, Inc. (the “Company”). Consequently, they were not involved in the auditing of the 2018 Annual Report on Form 10-K.

During the Company’s fiscal year ended December 31, 2017, and during the subsequent interim period preceding the resignation of G&C, there were: (i) no disagreements with G&C on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures,  and (ii) no reportable events of the type listed in Item 304(a)(1)(v) of Regulation S-K.

On January 2, 2019, the Company engaged Accell Audit and Compliance, P.A. (“Accell”) as the Company’s independent registered public accounting firm. Prior to that , the Company has not consulted with Accell with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that the Company’s  disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that Cool Technologies files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, the CEO and CFO, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

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

Because Cool Technologies has only three officers and limited personnel, the Company's internal controls are not effective for the following reasons, (1) there are limited entity-level controls because of the limited time and abilities of the three officers, (2) it has not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company's internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management concluded that Cool Technologies’ internal controls over financial reporting were not effective as of December 31, 2019.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. The Company uses a third-party consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and prepare financial statements. Invoices and other bookkeeping matters are reviewed by a third-party Certified Fraud Examiner. Any deviation or errors are reported to management.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect CoolTech’s our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	59	Chairman and Chief Executive Officer and Director
Quentin Ponder	90	Vice Chairman Chief Financial Officer and Director
Judson Bibb	63	Vice President, Secretary and Director
Christopher McKee	51	Director
Richard "Dick" Schul	73	Director
Donald Bowman	51	Director
Steven Wilburn	71	Director

Our directors are elected for a term of one year and serve until such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

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

Christopher McKee has been a director of the Company since August 19, 2015. Mr. McKee joined GTT Communications, Inc. ("GTT") (NYSE GTT) in 2008 and is GTT's General Counsel and EVP, Corporate Development and Corporate Secretary for the GTT Board. Mr. McKee is responsible for all GTT’s corporate legal requirements. Mr. McKee also oversees the development of strategic business opportunities for GTT, including all merger and acquisition activities. Mr. McKee has over 20 years of broad legal experience in the telecommunications industry. Prior to joining GTT, he served as General Counsel for StarVox Communications where he was responsible for the Company's legal department, mergers and acquisitions, employment law, litigation, and legal support for the sales teams. Mr. McKee also formerly served as Vice President and Assistant General Counsel for Covad Communications where he headed its Washington, DC office and directed its federal and state regulatory compliance and advocacy efforts. Mr. McKee previously worked for XO Communications, Net2000 Communications and was in private practice in Washington, DC as an associate at Dickstein Shapiro and Cooley LLP. Mr. McKee earned a law degree from Syracuse University and received his Bachelor of Arts from Colby College. Mr. McKee's background of supply chain, micro-cap and small cap as well as his M&A background and his knowledge and experience of regulatory compliance and company legal structure led to the decision to appoint Mr. McKee to the board.

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

Steven Wilburn was elected to the Board on January 15, 2020.   In 2004, Mr. Wilburn founded FirmGreen, Inc., an integrated energy company participating in virtually all aspects of the global green energy business. Since then, he has served as the Chairman and Chief Executive Officer of FirmGreen, Inc. In 2014, Mr. Wilburn founded VerdeWatts, LLC, an energy storage and management solutions company, and has served as the Managing Member of VerdeWatts since its founding.  During 2013 and 2014, Steve served on the Advisory Board of the Export Import Bank of the United States.  From 2016 until 2018, he served on the inaugural Trade and Finance Advisory Committee under the Obama and Trump administrations.

In 1977, Wilburn was selected to lead a joint venture team (Monsanto, Wheelabrator, McDonnell-Douglas) to find a new cost-effective and environmentally-sound method of producing pure hydrogen for NASA’s Space Shuttle Program. The team built a pilot plant that gasified petroleum coke and coal to produce pure hydrogen fuel.

In 1976 Steve joined GWF Power Systems. His team invented a new process to generate clean power from petroleum coke, while producing a salable and environmentally stable soil amendment as a byproduct.

He was subsequently promoted to VP of Business Development at the newly merged Allied Signal Corporation, where he was responsible for the design, permitting, and construction of 5 power plants with a combined capital costs of $300 million dollars in 1984 dollars. ($750 million in 2019 dollars).

In 2001, Governor Gray Davis recruited him to fast track natural gas fired power plants during California’s energy crisis.  Steve brought the plants on-line within 5 months of the signing the State’s Letter of Commitment.

Subsequently, he helped a friend commercialize a patented biogas cleanup process which produced pipeline quality gas and food grade CO2 from landfill gas and Anaerobic Digester Biogas.  Steve and the team designed, built and operated a pilot plant at the Burlington County Landfill in New Jersey under a DOE grant.

In 1994, Steve started an alternative energy consulting business, Steve Wilburn and Associates.

A combat wounded and disabled Marine who was awarded the Purple Heart, a chemical engineer with in-depth applications engineering experience and an executive with over 40 years of experience in alternative energy and water treatment,  Steve Wilburn’s depth of knowledge and vast industry experience in alternative energy, successful track record and political clout led to the decision to appoint Mr. Wilburn to the board.

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

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Resignations

Daniel C. Ustian resigned from the Board effective May 26, 2020.

Board of Advisors

The Company has a Board of Advisors which currently consists of eleven members. Scott Van Dorn (appointed March 18, 2014), currently engineering director at Navistar Corporation, has more than 20 years of experience in global engineering and management in vehicles, engines electronics and design. Richard Schul (appointed December 31, 2013) is a veteran of the motor/generator industry. The other members include: Bill Finley (appointed July 7, 2014), Chief Technology Officer of Siemens Industry Drive Technology; Dan Ustian (appointed September 10, 2014), a former chief executive officer of Navistar; Chris McKee (appointed June 1, 2014), executive vice president and general counsel of GTT; Andrew Scherr (appointed May 21, 2014), an investor, entrepreneur and strategic consultant;  Gurminder Bedi (appointed January 1, 2016), managing partner at Compass Acquisitions, LLC;  Mark Steele (appointed May 9, 2017), CEO, president and co-owner of Craftsmen Industries, Inc.; Steve Wilburn (appointed December 9, 2019) founder, Chairman and CEO for FirmGreen, Inc. and founder and managing member of VerdeWatts, LLC;  Hakan Kostepen (appointed December 10, 2019) formerly Panasonic’s Executive Director of Product Strategy & Innovation who headed up their Silicon Valley Center; Raoul Wood (appointed December 17, 2019), an expert in sustainable energy and power generation who has developed more than twenty public sector solar power projects and over 2,000 solar electric vehicle charging installations; and Harvey Beverly (appointed December 17, 2019), who recently finished a 30-year career with the United States Army Corps of Engineers, the federal agency that oversees dams, canals and flood protection as well as public works projects worldwide.

Upon the execution of an Advisory Board Agreement, the Company issues a non-qualified 30-month warrant to purchase 200,000 shares of the Company's common stock at an exercise price that has varied from $0.03 to $0.80 per share depending on the Company's current share price. The warrant is immediately exercisable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that occurred during the fiscal year ended December 31, 2019:

•	All reports were filed on a timely basis

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2019 and 2018 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2019 (each a "named executive officer").

Note: our CFO, Quentin Ponder, works under a consulting contract and, consequently, is not considered an employee. More information regarding his compensation can be found under “Consulting Agreements” below.

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Warrant Awards ($)		Option Awards ($)	All Other ($)		Total ($)
Timothy Hassett	2019	210,000	(3)	100,000	--	--		--	12,553	(1)	322,553
CEO and Chairman	2018	210,000	(4)		--	--		--	11,904	(1)	221,904

Quentin Ponder	2019	144,000		--	--	--		--			144,000
CFO	2018	144,000									144,000

Judson Bibb	2019	120,000	(5)	--	--	--		--	12,553	(1)	132,553
Vice President, Secretary and Director	2018	120,000	(6)	--	--	13,537	(2)	--	11,904	(1)	145,441

Mark Hodowanec,	2019	175,000	(7)	--	--	--		--	12,553	(1)	187,553
Chief Technical Officer (9)	2018	175,000	(8)	100,000	--	13,537	(2)	--	11,904	(1)	300,441

____________

(1)	Represents health care insurance premiums paid by the Company.

(2)	Value of the warrants $13,537 received in consideration of extraordinary efforts.

(3)	Mr. Hassett was paid $210,000.

(4)	Mr. Hassett was paid $152,927 with the balance of $57,073 being earned and accrued.

(5)	Mr. Bibb was paid $120,000.

(6)	Mr. Bibb was paid $34,250 with the balance of $85,750 being earned and accrued.

(7)	Mr. Hodowanec was paid $175,000.

(8)	Mr. Hodowanec was paid $85,800 with the balance of $89,200 being earned and accrued. Mr. Hodowanec resigned effective July 31, 2019.

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

We entered into a consulting agreement with Timothy Hassett in April 2011 pursuant to which he received $5,000 per month. The consulting fee was increased to $10,000 per month effective January 1, 2012. During 2012, Mr. Hassett agreed to forgo four months' payment on the agreement due to the financial condition of the Company. Mr. Hassett was paid $10,000 per month from January 2013 through July 2013 and accrued $3,500 during those months (except for the first month in which he accrued $1,750) and was paid $13,500 per month from August 2013 through October 2013. Such consulting agreement terminated on November 1, 2013; the date Mr. Hassett became a full-time, salaried employee of the Company.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2019.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Timothy Hassett	3/31/14	1,000,000	--	2.00	(1)

Judson Bibb	3/31/14	2,000,000	--	2.00	(1)

Mark Hodowanec	3/31/14	1,000,000	--	2.00	(1)

_______________

(1)	No expiration dates.

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

On February 20, 2013, the Board also approved increased compensation if and when the Company achieves certain milestones as follows: (1) generating $1 million in additional funding, (2) generating $100,000 in revenue or an additional $1 million in funding, (3) achieving profitability (being cash flow positive for three consecutive months) and (4) maintaining profitability for four consecutive quarters. With the achievement of the first milestone, the compensation for the President will increase to $17,500 per month. With the achievement of the second milestone, the compensation for the Chief Executive Officer shall increase to $17,500 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $12,000 per month, the compensation for the President shall increase to $20,000 per month, and the compensation for the Vice President and Secretary shall increase to $10,000 per month. With the achievement of the third milestone, the compensation for the Chief Executive Officer shall increase to $25,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $18,000 per month, the compensation for the President shall increase to $24,000 per month, and the compensation for the Vice President and Secretary shall increase to $12,000 per month. With the achievement of the fourth milestone, the compensation for the Chief Executive Officer shall increase to $30,000 per month, the compensation for the Chief Financial Officer and Treasurer shall increase to $24,000 per month, the compensation for the President shall increase to $29,000 per month, and the compensation for the Vice President and Secretary shall increase to $15,000 per month.

In addition, the Board authorized the Chief Executive Officer to make quarterly bonuses of $50,000 and/or 50,000 shares of, or options for Common Stock available for each officer in addition to performance payments from 5% of the Company's net income to be given for individual contributions, such as the awarding of patents or the signing of major customer contracts.

On March 31, 2014, the Board approved the grant of options to Judson Bibb to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share and the grant of options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Messrs. Hassett and Hodowanec.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of May 8, 2020, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 395,929,942 shares issued and outstanding shares of common stock and 3 issued and outstanding shares of Series A Stock (each such share of Series A Stock has the voting right of 50,000 shares of Common Stock) and 2,272,270 issued and outstanding shares of Series B Stock (collectively, the 3 holders of the shares are entitled to 66 2/3% of the total votes), as of May 8, 2020.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
5% or Greater Stockholders
Eric Paul Brown 1877 S. Wiesbrook Road Wheaton, Illinois 60189	3,877,269	(1)	66.66	%(2)

Christopher J. Jones 1314 E. Forest Avenue Wheaton, Illinois 60189	4,149,996	(3)	66.66	%(2)

Directors and Executive Officers

Timothy Hassett	8,387,928	(4)	2.10%

Quentin Ponder	8,400,000	(5)	2.10%

Judson Bibb	9,170,000	(6)	2.29%

Christopher McKee	744,444	(7)	*

Richard J. "Dick" Schul	500,000	(8)	*

Donald Bowman	200,000	(9)	*

Daniel C. Ustian	7,330,804	(10)	66.66	%(2)

All executive officers and directors as a group (7 persons)	34,733,176		8.69%

_______

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

(5)

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

(6)

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

(7)

Includes (i) a currently exercisable warrant to purchase 222,222 shares of Common Stock at $0.57 per share, and (ii) currently exercisable warrants to purchase 300,000 shares of Common Stock at $0.08536 per share.

(8)

Includes (i) a currently exercisable warrant to purchase 100,000 shares of common stock at $0.22 and (ii) currently exercisable warrants to purchase 300,000 shares of Common Stock at $0.08536 per share.

(9)	Represents a currently exercisable warrant to purchase 200,000 shares of Common Stock at $0.08536 per share.
(10)

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

On February 12, 2018, we sold a total of 1,000,000 shares of common stock and a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.0714 per share, to our Secretary and Vice President, Judson Bibb, in exchange for $50,000 in accrued salary. The warrant may be exercised on a cashless basis

On February 21, 2018, we issued for consideration of $17,000, 233,333 shares of our common stock and a three-year warrant to purchase 116,667 shares of our common stock at an exercise price of $0.05 to Eric Brown, a 5% stockholder. The warrant expires on February 21, 2021 and may be exercised on a cashless basis.

On February 21, 2018, we issued for consideration of $11,670, 233,333 shares of our common stock and a three-year warrant to purchase 116,667 shares of our common stock at an exercise price of $0.05 to Christopher Jones, a 5% stockholder. The warrant expires on February 21, 2021 and may be exercised on a cashless basis.

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

On April 10, 2018 KHIC, LLC, a 6% shareholder, was issued 2,025,000 shares of common stock upon partial conversion of $50,625 on convertible debt of $374,883

On September 1, 2018, we issued for consideration of $250,000, a five-year warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.05 to Daniel Ustian, a director. The warrant expires on September 1, 2023 and may be exercised on a cashless basis.

On September 7, 2018, we issued for consideration of $125,000, a five-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.05 to Christopher Jones, a 5% stockholder. The warrant expires on September 7, 2023 and may be exercised on a cashless basis.

On September 17, 2018, we issued for consideration of $125,000, a five year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.05 to Eric Brown, a 5% stockholder. The warrant expires on September 17, 2023 and may be exercised on a cashless basis.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the American Stock Exchange.

While five of our eight directors do not receive on-going consideration from the Company for their service as directors or officers, on September 20, 2017, seven of the directors were awarded a warrant to purchase 200,000 shares of common stock and four of the five outside directors have received consideration for their service on the Company's Board of Advisor.  As the entire Board of Directors has yet to affirm that the respective individual directors do not have relationships that would interfere with the exercise of independent judgement in carrying out their directors' responsibilities, none of our directors can be defined as "independent".

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2019 and 2018.

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

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our accountant, Accell Audit and Compliance for audit and review services for the fiscal year ended December 31, 2019 were $84,000.

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
4.1

Amendment to $180,000 Promissory Note, dated November 20, 2017, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 30, 2017)

4.2	Amendment to $110,000 Convertible Promissory Note, dated November 1, 2017, between the Company and Lucas Hoppel.
4.3	Amendment to $180,000 Promissory Note, dated November 20, 2017, between the Company and Lucas Hoppel
4.4	Amendment to $110,000 Convertible Promissory Note, dated December 29, 2017, between the Company and Lucas Hoppel.
4.5	$220,000 Convertible Promissory Note, dated January 26, 2018, issued to Lucas Hoppel
4.6	$385,000 Convertible Promissory Note, dated February 19, 2018, issued to Lucas Hoppel
4.7	Amendment to $180,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
4.8	Amendment to $165,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
4.9	$140,800 Convertible Promissory Note, dated April 25, 2018, issued to PowerUp Lending Group
4.10	$110,000 Convertible Promissory Note, dated May 22, 2018, issued to Lucas Hoppel
4.11	Amendment to $220,000 Convertible Promissory Note, dated January 26, 2018, between the Company and Lucas Hoppel
4.12	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
4.13	Scott Fergus Promissory Note July 5, 2018
4.14	Amendment to $220,000 Convertible Promissory Note, dated January 26, 2018, between the Company and Lucas Hoppel
4.15	Amendment to $385,000 Convertible Promissory Note, dated February 19,2018, between the Company and Lucas Hoppel
4.16	Amendment to $110,000 Convertible Promissory Note, dated May 22, 2018, between the Company and Lucas Hoppel
4.17	$152,000 Convertible Promissory Note, dated December 10, 2018, issued to PowerUp Lending Group
4.18	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
4.19

Amendment to Senior Convertible Note dated August 24, 2018 between the Company and KHIC, LLC (incorporated by reference to Exhibit 10.90 on the Company’s Form 10-Q filed with the SEC on October 17, 2018)

4.20	$140,000 Convertible Promissory Note dated February 11, 2019 issued to Power Up Lending Group, Ltd.

4.21	$140,000 Convertible Promissory Note dated March 13, 2019 issued to JSJ Investments Inc.
4.22*	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
4.23*	$165,000 Convertible Promissory Note dated May 13, 2019 issued to LGH Investments, LLC
4.24*	$143,000 Convertible Promissory Note dated June 6, 2019 issued to Eagle Equities, LLC
4.25*	$168,300 Convertible Promissory Note dated June 28, 2019 issued to PowerUp Lending Group, Ltd.
4.26*	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
4.27*	$126,500 Convertible Promissory Note dated August 28, 2019 issued to Eagle Equities, LLC
4.28*	$126,500 Convertible Promissory Note dated October 2, 2019 issued to Eagle Equities, LLC
4.29*	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
4.30*	$141,000 Convertible Promissory Note dated November 6, 2019 issued to PowerUp Lending Group, Ltd.
4.31*	$109,000 Convertible Promissory Note dated December 5, 2019 issued to JSJ Investments, Inc.
4.32*	Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel
10.1	Form of Subscription Agreement and Warrant Agreement (incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K filed with the SEC on February 10, 2014)
10.2	Form of Subscription Agreement for Series B Stock (incorporated by reference to Exhibit 10.58 to the Company's Current Report on Form 8K filed with the SEC on November 11, 2016)
10.3	Form of Warrant for Series B Stock purchasers (incorporated by reference to Exhibit 10.59 to the Company's Current Report on Form 8K filed with the SEC on November 11, 2016)
10.4

Employment Agreement, dated July 13, 2016, between the Company and Judson Bibb (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)

10.5	Form of Advisory Board Agreement (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)
10.6	Agreement of Principal Terms, dated February 21, 2017, between Craftsmen Industries, Inc. and the Company
10.7

Agreement, dated February 21, 2017, between the Company and Craftsman Industries, Inc. (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.8	Strategic Alliance Agreement, dated May 26, 2017 between the Company and Veteran Technology Group, LLC
10.9	Consulting Agreement with Summit Management Inc. dated December 28, 2016
10.10

Agreement of Principal Terms, dated November 7, 2017, between the Company and Jatropha, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2017)

10.11	Judson Bibb representation and acknowledgement, March 7, 2018
10.12	Timothy Hassett Employment Agreement dated March 3, 2014
10.13*	Amendment to Agreement in Principal Terms dated November 7,2017 between the Company and Jatropha, Inc.
10.14*	Joint Venture Agreement dated May 7, 2019 between the Company and Beliriti Teknoloji, A.S.
10.15*	Joint Venture Agreement dated May 20, 2019 between the Company and Key Options Pty. Ltd.
10.16*	Independent Agent Agreement dated December 3, 2019 between the Company and Gaia Energy Spolka
10.17*	Strategic Alliance Agreement dated December 16, 2019 between the Company and a consortium of of VerdeWatts, LLC and FirmGreen, Inc.
16.1

Anton and Chia LLP Letter to the Securities and Exchange Commission dated January 7, 2018 (incorporated by reference to Exhibit 16.1 on the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2018

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

Cool Technologies, Inc.

Date: May 29, 2020	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	May 29, 2020
Timothy Hassett

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	May 29, 2020
Quentin Ponder	Treasurer and director (Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	May 29, 2020
Judson Bibb

/s/ Donald Bowman	Director	May 29, 2020
Donald Bowman

/s/ Christopher McKee	Director	May 29, 2020
Christopher McKee

/s/ Richard Schul	Director	May 29, 2020
Richard Schul

/s/ Steven Wilburn	Director	May 29, 2020
Steven Wilburn

