Form 10-Q
period 2020-03-31
COOL TECHNOLOGIES, INC.
filed 2020-08-25
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of August 18, 2020, there were 420,248,040 shares of common stock, $0.001 par value, issued and outstanding.

COOL TECHNOLOGIES, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events, conditions or financial performance forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential sales and revenues; acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

The Company previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 14, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88465 (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until June 29, 2020 to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to the circumstances related to COVID-19. In particular, COVID-19 and the extraordinary measures undertaken to minimize its spread has caused severe disruptions in transportation, limited access to facilities resulting in limited support from its staff and professional advisors and interfered with the timely exchange of information.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$131	$15,306
Inventory	149,744	149,744
Prepaid expenses and other assets	-	5,000
Total current assets	149,875	170,050
Intangibles	220,939	213,192
Equipment, net	65,972	76,280
Total assets	$436,786	$459,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,114,403	$1,931,543
Accrued liabilities – related party	996,448	913,948
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	62,050	62,049
Debt, current portion	2,847,472	2,971,232
Derivative liability	759,429	712,921
Total current liabilities	7,179,802	6,991,693

Debt, long-term portion, net of debt discount	54,920	29,329
Total liabilities	7,234,722	7,021,022

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding at March 31, 2020 and December 31, 2019	2,727	2,727
Common stock, $.001 par value; 500,000,000 shares authorized; 390,545,478 and 267,450,017 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	390,546	267,450
Additional paid-in capital	46,722,426	46,265,016
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(53,923,864)	(53,107,440)
Non-controlling interest	(56,882)	(56,364)
Total stockholders’ deficit	(6,797,936)	(6,561,500)

Total liabilities and stockholders’ deficit	$436,786	$459,522

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	82,750	126,460
Consulting	62,000	95,324
Professional fees	46,800	81,765
Research and development	10,308	14,702
General and administrative	9,909	85,864
Total operating expenses	211,767	404,115

Operating loss	(211,767)	(404,115)

Other income (expense):
Interest expense	(367,207)	(619,975)
Change in fair value of derivative liability	(237,968)	(41,818)
Gain (loss) on extinguishment of debt	--	234,186

Net loss	(816,942)	(831,722)
Less: Noncontrolling interest in net loss	(518)	(470)

Net loss to stockholders	$(816,424)	$(831,252)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	333,926,498	221,061,294

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Common Stock Held in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2018	2,727,290	$2,727	214,705,916	$214,705	$45,160,994	$123,670	-	$8,441	$(49,866,128)	$(54,764)	$(4,410,355)
Conversion of Series A preferred stock to common stock	(17)	-	850,000	850	(850)	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	30,000	-	-	-	-	30,000
Warrants issued for services	-	-	-	-	32,624	-	-	-	-	-	32,624
Warrants issued with debt	-	-	-	-	112,260	-	-	-	-	-	112,260
Debt converted	-	-	12,628,000	12,628	145,222	-	-	-	-	-	157,850
Debt issued with beneficial conversion feature	-	-	-	-	144,260	-	-	-	-	-	144,260
Net loss	-	-	-	-	-	-	-	-	(831,722)	-	(831,722)
Noncontrolling interest	-	-	-	-	-	-	-	-	470	(470)	-
March 31, 2019	2,727,273	$2,727	228,183,916	$228,183	$45,594,510	$153,670	-	$8,441	$(50,697,380)	$(55,234)	$(4,765,083)

December 31, 2019	2,727,270	$2,727	267,450,017	$267,450	$46,265,016	$58,670	-	$8,441	$(53,107,440)	$(56,364)	$(6,561,500)
Warrants issued with debt	-	-	-	-	10,718	-	-	-	-	-	10,718
Debt converted	-	-	123,095,461	123,096	446,692	-	-	-	-	-	569,788
Net loss	-	-	-	-	-	-	-	-	(816,942)	-	(816,942)
Noncontrolling interest	-	-	-	-	-	-	-	-	518	(518)	-
March 31, 2020	2,727,270	$2,727	390,545,478	$390,546	$46,722,426	$58,670	-	$8,441	$(53,923,864)	$(56,882)	$(6,797,936)

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2020	2019
Operating Activities:
Net loss	$(816,942)	$(831,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	--	32,624
(Gain) on extinguishment of debt	--	(234,186)
Non-cash interest expense	--	32,942
Change in fair value of derivative liability	237,968	41,818
Amortization of debt discount	250,726	505,738
Depreciation expense	10,308	7,348
Changes in operating assets and liabilities:
Inventory	--	(8,674)
Prepaid assets	5,000	(6,667)
Accounts payable	201,312	166,600
Accrued liabilities – related party	82,500	5,161
Net cash from operating activities	(29,128)	(289,018)

Investing Activities:
Intangible assets	(7,747)	(1,047)
Net cash from investing activities	(7,747)	(1,047)

Financing Activities:
Proceeds from debt	72,000	905,345
Payments on debt	(50,300)	(149,514)
Net cash from financing activities	21,700	755,831

Net (decrease) increase in cash	(15,175)	465,766

Cash, beginning of period	15,306	24,435

Cash, end of period	$131	$490,201

Cash paid for:
Interest	$33,982	$3,678
Income taxes	$--	$--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$-	$251,701
Debt and interest settled for common stock	569,788	157,850
Stock issued with debt	--	30,000
Stock issued for accrued liabilities – related party	--	130,000

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

The Company’s technologies can be divided into two distinct but complementary categories: a) mobile power generation and b) heat dispersion technology.

The Company has developed and is commercializing a mobile power generation system that enables work trucks retrofitted with the system to generate electric power. The Company intends to sell the mobile power generator system to government, commercial and fleet vehicle owners. It may license its system as well. CoolTech has also developed and intends to commercialize patented heat dispersion technologies by licensing them to electric motor, pump and vehicle component manufacturers. In preparation, CoolTech has applied for trademarks for one of its technologies and its acronym. Cool Technologies currently owns one trademark: TEHPC (Totally Enclosed Heat Pipe Cooled).

The Company believes that its proprietary technologies, including the patent portfolio and trade secrets, can help increase the efficiency and positively effect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing the technologies include consumer, industrial, agricultural and military markets, both in the U.S. and worldwide.

As of July 1, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system and radial vent thermal technology as well as a pending PCT application that covers integrated electrical power generation methods and systems.

Basis of Presentation The accompanying condensed consolidated financial statements as of March 31, 2020, have been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $53,923,864 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional non-dilutive funding arrangements to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits. There can be no assurance, however, that the Company will be successful in accomplishing these objectives. Consequently, it may have to curtail or cease operations if funding is not received by the end of the third quarter.

Recently Adopted Accounting Guidance

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)”– In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is to be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the old model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The company adopted this ASU on January 1, 2019. As the Company does not have outstanding leases, adopting this standard did not have a material impact on the Company’s condensed consolidated financial statement or financial statement disclosure.

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

Note 3 – Debt

Debt consists of the following:

	March 31, 2020	December 31, 2019
Notes payable	$2,440,000	$2,400,000
Convertible notes payable	583,137	952,968
Test vehicle financing	70,418	70,418
Note payable – related party	21,641	21,641
Note payable – UPT minority owner	80,000	80,000
	3,195,196	3,525,027
Debt discount	(292,804)	(524,466)
	2,902,392	3,000,561
Less: current portion	(2,847,472)	(2,971,232)
Long-term portion	$54,920	$29,329

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

On September 11, 2018, the Company entered into Promissory Note Agreements with an accredited investor. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and it issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On March 16, 2020, the investor signed an amendment to the agreement extending the maturity date until April 30, 2020. As of the filing date, the Company has not received a notice of default.

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

On September 25, 2018, the Company entered into Promissory Note Agreements with an accredited investor. CoolTech received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On March 16, 2020, the investor signed an amendment to the agreement extending the maturity date until April 30, 2020. As of the filing date, the Company has not received a notice of default.

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

On October 26, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On October 26, 2019, the investor signed an amendment to the agreement extending the maturity date for seven months. As of the filing date, the Company has not received a notice of default.

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

On February 1, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $75,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech agreed to issue 1,000,000 shares of restricted common stock.

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

On January 31, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $36,000 in financing and promised to pay the principal amount together with simple interest of 3% per annum. Furthermore, the Company issued cashless warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.005. The warrants expire after five years.

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

On October 31, 2019, the holder signed an amendment which extended the maturity date to December 31, 2019. All other terms and conditions remained the same. On December 2, 2019, Cool Technologies issued 2,224,000 shares of common stock to the holder upon final conversion of $27,800 and the note was retired.

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

On August 13, 2019, the Company issued 423,729 shares of common stock to the holder upon partial conversion of $15,000 in debt. On August 23, 2019, the Company issued 545,455 shares of common stock to the holder upon partial conversion of $15,000 in debt. On August 29, 2019, the Company issued 604,839 shares of common stock to the holder upon partial conversion of $15,000 in debt. On September 3, 2019, the Company issued 819,672 shares of common stock to the holder upon partial conversion of $20,000 in debt. On September 5, 2019, the Company issued 833,333 shares of common stock to upon partial conversion of $20,000 in debt. On September 11, 2019, the Company issued 1,005,025 shares of common stock to upon partial conversion of $20,000 in debt. On September 17, 2019, the Company issued 1,005,025 shares of common stock to upon partial conversion of $20,000 in debt. On September 24, 2019, the Company issued 1,119,558 shares of common stock to the holder upon final conversion of $15,000 in debt and the note was retired.

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

The note also included a clause which stated that if the effective conversion price is less than $0.01 at any time, the principal amount of the note shall increase by $10,000 and that the conversion price will be permanently redefined to equal 40% of the lowest traded price that occurred during the 15 consecutive trading days immediately preceding the date on which the note holder elects to convert all or part of the note. On December 20, 2019, the effective conversion price reached sub-penny threshold. The principal amount and the subsequent conversion price were adjusted as noted above. Therefore, as of December 31, 2019, the convertible balance remaining totaled $179,950.

On January 7, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,630. On March 5, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,630. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. As of March 31, 2020, the convertible balance remaining totaled approximately $80,270.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,300. On January 28, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,300. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,300. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,300. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,300. As of March 31, 2020, the balance remaining totals approximately $2,000.

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

On January 3, 2020, Cool Technologies issued 2,238,806 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 on convertible debt of $168,300. On January 8, 2020, Cool Technologies issued 3,174,603 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 14, 2020, Cool Technologies issued 3,921,569 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 16, 2020, Cool Technologies issued 4,444,444 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 21, 2020, Cool Technologies issued 5,111,111 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $23,000 on convertible debt of $168,300. On January 30, 2020, Cool Technologies issued 7,142,857 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On February 3, 2020, Cool Technologies wired $72,000 to PowerUp Lending Group, Ltd. and the note with convertible debt of $168,300 was retired.

August Convertible Note On August 28, 2019, the Company entered into a convertible note agreement. It received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on August 28, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

On March 10, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500. As of March 31, 2020, the remaining balance totaled approximately $88,000.

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of March 31, 2020, the remaining balance totaled approximately $126,500.

November Convertible Note -- On November 9, 2019, the Company entered into a convertible note agreement. It received $126,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($141,000) and interest will be due on November 6, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of March 31, 2020, the remaining balance totaled approximately $141,000.

December Convertible Note On December 5, 2019, the Company entered into a convertible note agreement. It received $103,000 with an original issue discount of $6,000 and an annual interest rate of 8%. The principal ($109,000) and interest will be due on December 5, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law.

January Convertible Note -- On January 30, 2020, the Company entered into a convertible note agreement with an accredited investor. It received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2020, the remaining balance totaled $40,000.

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

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	18,467,717	0.05	3.7	$941,144
Granted	4,000,000	0.05	--	--
Forfeited or expired	--	--	--	--
Exercised	--	--	--	--
Outstanding, March 31, 2020	22,467,717	0.04	3.8	$--
Exercisable, March 31, 2020	22,467,717	0.04	3.8	$--

Transactions with Related Parties

The note payable - related party, in the amount of $21,641, is held by the Company’s Chief Financial Officer and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $80,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2020	$3,140,276
2021	15,498
2022	15,498
2023	15,498
2024	8,426
$3,195,196

Note 4 – Derivative Liability

Under the terms of the May 2019, June 2019, July 2019, August 2019, October 2019, November 2019, December 2019 and January 2020 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Three Months Ended March 31, 2020

Volatility	124.2-554.8%
Risk-free interest rate	0.01–1.57%
Expected life (years)	0.08–1.0
Dividend yield	--

Changes in the derivative liability were as follows:

	Three Months Ended March 31, 2020
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities at December 31, 2019	$--	$--	$712,921
Conversions of convertible debt	--	--	(206,079)
Issuance of convertible debt and other derivatives	--	--	14,619

Change in fair value	--	--	237,968
Convertible debt and other derivative liabilities at March 31, 2020	$--	$--	$759,429

Note 5 – Commitments and Contingencies

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of the date of this filing, the Company still owes the SEC $50,000, which is included within accounts payable on the condensed consolidated balance sheets.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts accrued, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of March 31, 2020.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of March 31, 2020, and 2019, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of March 31, 2020 and December 31, 2019, the number of shares of common stock to be issued was 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of March 31, 2020, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	45,514,168	$0.12	1.1	$--
Granted	--	--	--	--
Forfeited or cancelled	(11,400,000)	0.10	--	--
Outstanding, March 31, 2020	34,114,168	0.12	1.0	$--
Exercisable, March 31, 2020	34,114,168	$0.12	1.0	$--

Note 7 – Share-based payments

Amounts recognized as expense in the condensed consolidated statements of operations related to share-based payments are as follows:

	Three months ended March 31,
	2020	2019
Nonemployee warrants – fully-vested upon issuance	$--	$32,624

Total share-based expense charged against income	$--	$32,624

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	9,735,836	0.36	1.3	$2,000
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding, March 31, 2020	9,735,836	0.13	1.8	$78,000
Exercisable, March 31, 2020	9,735,836	0.13	1.8	$78,000

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2020	2019
Net loss available for stockholders	$(816,424)	$(831,252)
Weighted average outstanding shares of common stock	333,926,498	221,061,294
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	333,926,498	221,061,294

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	March 31
	2020	2019
Stock options	4,000,000	4,000,000
Common stock warrants	72,027,721	72,829,084
Common stock issuable	494,697	2,144,697
Convertible notes	117,025,451	34,118,958
Convertible preferred stock	2,877,270	2,877,270
Total	196,425,139	115,970,009
Total exercisable at March 31	120,636,050	115,825,312

Note 9 – Subsequent Events

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

The PPL Loan is evidenced by a promissory note (the “Note”), between the Company and Small Business Administration (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

The principal and accrued interest under the Note is forgivable after 24 weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements through its bank. The bank has stated that it will notify the Company when it is ready to proceed. As of the filing date, no notification has been received. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. The Company intends to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although the Company may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness. No assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.

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

On June 1, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $69,000 on convertible debt of $179,630.

On June 5, 2020, Cool Technologies issued 3,325,335 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,561 on convertible debt of $126,500.

On June 15, 2020, Cool Technologies issued 3,924,883 shares of common stock to Eagle Equities, LLC upon partial conversion of $23,408 on convertible debt of $126,500.

On June 29, 2020, the Company entered into a promissory note agreement with an accredited investor. CoolTech received $85,000 with an original issue discount of $10,000 in lieu of interest. The total amount ($95,000) will be due by July 29, 2020. Additional compensation included one million warrant shares which enable the Lender to acquire an equivalent amount of common stock of Cool Technologies, Inc. In exchange, Cool Technologies issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. At any time following the occurrence of an event of default, the lender may declare all unpaid principal, plus all accrued interest and other amounts due hereunder to be immediately due and payable.

On June 30, 2020, Cool Technologies issued 2,067,880 shares of common stock to Eagle Equities, LLC upon final conversion of $11,746 convertible debt of $126,500.

On July 3, 2020, the Company entered into a promissory note agreement with an accredited investor. CoolTech received $85,000 with an original issue discount of $8,500 in lieu of interest. The total amount ($93,500) will be due by August 2, 2020. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law.

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

The Company has developed a mobile power generation system (MG) that enables work trucks to generate electric power by running an in-chassis generator. The MG system can be retrofit onto new and existing American trucks. CoolTech intends to sell the mobile electric power system to government, commercial and fleet vehicle owners. Sales are expected to occur through the direct efforts of the Company, its sales agents and its joint venture partners. CoolTech may also license the MG system as well.

The markets targeted include consumer, agricultural, industrial, military and emergency responders, both in the U.S. and worldwide.

CoolTech has also developed heat dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. In preparation, Cool Technologies filed for and received a trademark for Totally Enclosed Heat Pipe Cooled: TEHPC.

When a generator is enhanced by CoolTech’s patented thermal technologies, it should be able to output more power than any other generator of its size on the market. That’s because third party testing has demonstrated that the cooling provided by the thermal technologies can help increase the efficiency of electric motors.

Furthermore, management believes that the technologies will increase the lifespan as well as help meet regulatory emissions standards for electric motors and other heat producing equipment and components. The simplicity of the heat pipe architecture as well as the fact that it provides effective new applications for existing manufacturing processes should enhance the cost structure in several large industries including motor/generator and engine manufacturing.

As of July 1, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have one Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

The Company intends to commercialize its patents by integrating the thermal technologies and applications with Original Equipment Manufacturer (OEM) partners and by licensing them to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers.

We believe the benefits of our mobile power generation systems are quickly realized once potential customers see it in operation. Public demonstrations of the MG systems began in April 2017. An inspection and performance demonstration for Mexican government officials and business leaders occurred in May 2018. Feedback from initial viewers resulted in more government officials and fruit growers coming to see the MG power equipment and to learn about the water purification options in March 2019. Even more officials and growers followed -- flying to St. Louis for a review in May 2019.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the June 1, 2020, the Company does not have the funds available to fulfill the orders.

Craftsmen Industries was selected to produce the first systems due to its engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles and completed an initial production run vehicle two months later.

We have not generated any revenues to date. Consequently, there can be no assurances that the Company will be able to generate new orders nor fulfill the existing ones nor address all the requirements of all the interested parties.

Management is pursuing various financing alternatives, based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP. We see this as the best path forward for non-dilutive funding.

If funding is received, it will be used to support completion of the initial phases of our business plan, which is to license our thermal technologies and applications; to license or sell a mobile electric power system; and to license our submersible motor dry pit technologies and/or to bring to market our technologies and applications through key distribution and joint venture partners. As of the filing date, it is uncertain whether COVID-19 will have a significant impact on production and distribution of Company products.

The occurrence of an uncontrollable event such as the COVID19 pandemic has negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine. This has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, have impacted our operations and financial condition. It may also impact demand for our products and may continue to hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Recent Developments

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

On April 11, 2019, Jatropha signed an addendum to update the terms and conditions originally set forth in the Agreement of Principal Terms dated November 7, 2017. In light of the higher electrical output and new options offered by the Company, Jatropha amended its purchase commitment to include 50 MG80 (80 kVA) Systems with mobile desalination units capable of producing 2500 gallons of fresh water per day, 100 MG125 (125 kVA) systems, 50 MG200 (200 kVA) Systems and 50 HydroQubes (a hydrogen infusion system that improves fuel economy) composed of 2 cells. The addendum states that CoolTech shall start production and fulfillment of the orders no later than the 3rd Quarter of 2019.

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

The truck-mounted water purification and desalination units can produce from 2,800 to 10,000 gallons of fresh water every day. Assuming the average person needs 2 liters per day, 10,000 gallons is enough for 18,927 people.

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

The letters also detail the Mexican officials’ satisfaction with CoolTech’s solutions and management team and that they have met with the Company on several occasions for product demonstrations as well as strategic and technical advice. They highlight the benefits of CoolTech products, how they could quickly and efficiently address the problems noted, and how they expect them to become a viable part of the country’s infrastructure.

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

	Three months ended March 31,
	2020	2019	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	82,750	126,460	(43,710)	-34.6%
Consulting	62,000	95,324	(33,324)	-34.9%
Professional fees	46,800	81,765	(34,965)	-42.8%
Research and development	10,308	14,702	(4,394)	-29.9%
General and administrative	9,909	85,864	(75,955)	-88.5%
Total operating expenses	211,767	404,115	(192,348)	-47.6%

Interest expense, net	(367,207)	(619,975)	252,768	40.8%
Change in fair value of derivative liability	(237,968)	(41,818)	(196,150)	-469.1%
Loss on extinguishment of debt	--	234,186	(234,186)	-100.0%

Net loss	(816,942)	(831,722)	14,780	1.8%

Less: Noncontrolling interest	(518)	(470)	(48)	-10.2%

Net loss to shareholders	$(816,424)	$(831,252)	$14,828	1.8%

Revenues

During the three months ended March 31, 2020, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses decreased during the three months ended March 31, 2020 from $126,460 in 2019 to $82,750 in 2020 due to the elimination of Mark Hodowanec’s salary after he resigned in July 2019 and due to the fact that the remaining officers received no salary during the first quarter.

Consulting expense decreased during the three months ended March 31, 2020 from $95,324 in 2019 to $62,000 in 2020 primarily due to the reduced workload for consultants and the Company’s need to conserve cash. Professional fees decreased during the three months ended March 31, 2020 from $81,765 in 2019 to $46,800 in 2020 The decrease in professional fees was due primarily to the reduced requirements for accounting and legal and the need to conserve cash.

Research and development expenses decreased during the three months ended March 31, 2020 from $14,702 in 2019 to $10,308 in 2020 due to the focus on commercialization of the Company’s MG system.

General and administrative expense decreased during the three months ended March 31, 2020 from $85,864 in 2019 to $9,909 in 2020 due to limited funds.

Other Income and Expense

Interest expense decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to accelerated debt discount amortization upon the conversion of convertible notes.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At March 31, 2020, CoolTech had cash of $131.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $7,029,927 and $6,821,643, respectively, at March 31, 2020 and December 31, 2019. The decrease in working capital was due to large reduction in cash combined with increases in accounts payable, accrued liabilities – related party and derivative liability that more than offset a reduction in current debt. To that end, we owe approximately $583,137 for convertible notes and we owe another $2,612,059 in notes payable. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the second quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

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

On August 13, 2019, the Company issued 423,729 shares of common stock to the holder upon partial conversion of $15,000 in debt. On August 23, 2019, the Company issued 545,455 shares of common stock to the holder upon partial conversion of $15,000 in debt. On August 29, 2019, the Company issued 604,839 shares of common stock to the holder upon partial conversion of $15,000 in debt. On September 3, 2019, the Company issued 819,672 shares of common stock to the holder upon partial conversion of $20,000 in debt. On September 5, 2019, the Company issued 833,333 shares of common stock to upon partial conversion of $20,000 in debt. On September 11, 2019, the Company issued 1,005,025 shares of common stock to upon partial conversion of $20,000 in debt. On September 17, 2019, the Company issued 1,005,025 shares of common stock to upon partial conversion of $20,000 in debt. On September 24, 2019, the Company issued 1,119,558 shares of common stock to the holder upon final conversion of $15,000 in debt and the note was retired.

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

The note also included a clause which stated that if the effective conversion price is less than $0.01 at any time, the principal amount of the note shall increase by $10,000 and that the conversion price will be permanently redefined to equal 40% of the lowest traded price that occurred during the 15 consecutive trading days immediately preceding the date on which the note holder elects to convert all or part of the note. On December 20, 2019, the effective conversion price reached sub-penny threshold. The principal amount and the subsequent conversion price were adjusted as noted above. Therefore, as of December 31, 2019, the convertible balance remaining totaled $179,950.

On January 7, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,630. On March 5, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,630. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. As of March 31, 2020, the convertible balance remaining totaled approximately $80,270.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,300. On January 28, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,300. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,300. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,300. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,300. As of March 31, 2020, the balance remaining totals approximately $2,000.

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

On January 3, 2020, Cool Technologies issued 2,238,806 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $15,000 on convertible debt of $168,300. On January 8, 2020, Cool Technologies issued 3,174,603 shares of common stock to PowerUp Lending Group Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 14, 2020, Cool Technologies issued 3,921,569 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 16, 2020, Cool Technologies issued 4,444,444 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 21, 2020, Cool Technologies issued 5,111,111 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $23,000 on convertible debt of $168,300. On January 30, 2020, Cool Technologies issued 7,142,857 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On February 3, 2020, Cool Technologies wired $72,000 to PowerUp Lending Group, Ltd. and the note was retired.

August Convertible Note On August 28, 2019, the Company entered into a convertible note agreement. It received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on August 28, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law.

On March 10, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500. As of March 31, 2020, the remaining balance totaled approximately $88,000.

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of March 31, 2020, the remaining balance totaled approximately $126,500.

November Convertible Note -- On November 9, 2019, the Company entered into a convertible note agreement. It received $126,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($141,000) and interest will be due on November 6, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of March 31, 2020, the remaining balance totaled approximately $141,000.

December Convertible Note On December 5, 2019, the Company entered into a convertible note agreement. It received $103,000 with an original issue discount of $6,000 and an annual interest rate of 8%. The principal ($109,000) and interest will be due on December 5, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law.

January Convertible Note -- On January 30, 2020, the Company entered into a convertible note agreement with an accredited investor. It received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2020, the remaining balance totaled $40,000.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2020	2019
Net cash from operating activities	$(29,128)	$(289,018)
Net cash from investing activities	(7,747)	(1,047)
Net cash from financing activities	21,700	755,831

Net cash from operating activities decreased due to a 50.4% decrease in the amortization of debt discount. The elimination of the gain on extinguishment of debt was almost completely offset by the change in fair value of derivative liability. Cash provided by financing activities included debt borrowings of $72,000 during 2020 which was a significant reduction from the debt borrowings of $905,345 during the first quarter of 2019.

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

Going Concern

The Company has incurred net losses of $53,923,864 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of March 31,2020, we have $131 in cash and we owe $583,137 and $2,612,059 for convertible and promissory notes, respectively We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Critical Accounting Estimates

The condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. Cool Technologies continually evaluates the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to the results of operations and financial position are discussed in the Annual Report on Form 10-K for the year ended December 31, 2019 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2020, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2020.

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of the date of this filing, the Company still owes the SEC $50,000.

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

Item 3. Defaults Upon Senior Securities

On May 1, 2020, the Company defaulted on 2 notes payable. A $250,000 note was purchased on September 11, 2018 and a $125,000 note was purchased on September 25, 2018 by the same accredited investor. In return, the Company promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversaries. On March 16, 2020, the investor signed an amendment to the agreement extending the maturity dates until April 30, 2020. As of the filing date, the company has not received a notice of default. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

On May 26, 2020, the Company defaulted on a Promissory Note Agreement. A $250,000 note was purchased on October 26, 2018 by an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. On October 26, 2019, the investor signed an amendment to the agreement extending the maturity date for seven months. As of the filing date, the Company has not received a notice of default for either note. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The occurrence of an uncontrollable event such as the COVID19 pandemic has negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine. This has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, have impacted our operations and financial condition. It may also impact demand for our products and may continue to hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

As of the filing date, it is uncertain whether COVID-19 will have a significant impact on production and distribution of Company products.

Item 6. Exhibits

4.33*	$40,000 Convertible Promissory Note dated January 30, 2020 issued to LGH Investments, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: August 24, 2020	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 24, 2020	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

