Form 10-Q
period 2020-06-30
COOL TECHNOLOGIES, INC.
filed 2020-10-05
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of September 22, 2020, there were 422,676,611 shares of common stock, $0.001 par value, issued and outstanding.

COOL TECHNOLOGIES, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events, conditions or financial performance forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential sales and revenues; acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

The Company previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 14, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88465 (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until June 29, 2020 to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Quarterly Report”) due to the circumstances related to COVID-19. In particular, COVID-19 and the extraordinary measures undertaken to minimize its spread has caused severe disruptions in transportation, limited access to facilities resulting in limited support from its staff and professional advisors and interfered with the timely exchange of information.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash	$3	$15,306
Inventory	179,593	149,744
Prepaid expenses and other assets	--	5,000
Total current assets	179,596	170,050
Intangibles	220,939	213,192
Equipment, net	65,972	76,280
Total assets	$466,507	$459,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,619,324	$1,524,506
Accrued interest payable	579,014	407,037
Accrued liabilities – related party	1,084,292	913,948
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	65,278	62,049
Debt, current portion, net of debt discount	2,870,698	2,971,232
Derivative liability	519,950	712,921
Total current liabilities	7,138,556	6,991,693

Debt, long-term portion	107,532	29,329
Total liabilities	7,246,088	7,021,022

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 issued and outstanding on June 30, 2020 and December 31, 2019	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding on June 30, 2020 and December 31, 2019	2,727	2,727
Common stock, $.001 par value; 1,000,000,000 shares authorized; 421,676,611 and 267,450,017 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	421,677	267,450
Additional paid-in capital	47,358,001	46,265,016
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(54,572,208)	(53,107,440)
Non-controlling interest	(56,889)	(56,364)
Total stockholders’ deficit	(6,779,581)	(6,561,500)

Total liabilities and stockholders’ deficit	$466,507	$459,522

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	83,408	136,794	166,158	263,254
Consulting	51,000	83,383	113,000	178,707
Professional fees	52,309	44,704	99,109	126,469
Research and development	--	32,402	10,308	47,102
General and administrative	3,544	63,832	13,350	149,698
Total operating expenses	190,261	361,115	401,925	765,230

Operating loss	(190,261)	(361,115)	(401,925)	(765,230)

Other income (expense):
Interest expense, net	(522,192)	(450,212)	(889,503)	(1,070,186)
Change in fair value of derivative liability	64,103	(526,802)	(173,865)	(568,620)
(Loss), gain on extinguishment of debt	--	(25,860)	--	208,325

Net loss	(648,350)	(1,363,989)	(1,465,293)	(2,195,711)
Less: Noncontrolling interest in net loss	7	(812)	525	(1,282)

Net loss to shareholders	$(648,343)	$(1,363,177)	$(1,464,768)	$(2,194,429)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	399,587,534	234,366,883	367,218,079	227,750,844

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Additional	Common	Preferred	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2018	2,727,290	2,727	214,705,916	214,705	45,160,994	123,670	-	8,441	(49,866,128)	(54,764)	(4,410,355)
Sale of stock	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock issuable			1,650,000	1,650	93,350	(95,000)
Conversion of Series A preferred stock to common stock	(17)	-	850,000	850	(850)	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	30,000	-	-	-	-	30,000
Warrants issued for services	-	-	-	-	32,624	-	-	-	-	-	32,624
Warrants issued with debt	-	-	-	-	112,260	-	-	-	-	-	112,260
Debt converted	-	-	20,128,000	20,128	231,472	-	-	-	-	-	251,600
Debt issued with beneficial conversion feature	-	-	-	-	144,260	-	-	-	-	-	144,260
Net loss	-	-	-	-	-	-	-	-	(2,195,711)	-	(2,195,711)
Noncontrolling interest	-	-	-	-	-	-	-	-	1,282	(1,282)	-
June 30, 2019	2,727,273	2,727	237,333,916	237,333	45,774,110	58,670	-	8,441	(52,060,557)	(56,046)	(6,035,322)

December 31, 2019	2,727,273	2,727	267,450,017	267,450	46,265,016	58,670	-	8,441	(53,107,440)	(56,364)	(6,561,500)
Warrants issued with debt	-	-	-	-	12,654	-	-	-	-	-	12,654
Debt converted	-	-	154,226,594	154,227	1,080,331	-	-	-	-	-	1,234,558
Net loss	-	-	-	-	-	-	-	-	(1,465,293)		(1,465,293)
Noncontrolling interest	-	-	-	-	-	-	-	-	525	(525)	-
June 30, 2020	2,727,273	2,727	421,676,611	421,677	47,358,001	58,670		8,441	(54,572,208)	(56,889)	(6,779,581)

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2020	2019
Operating Activities:
Net loss	$(1,465,293)	$(2,195,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	--	32,624
(Gain) on extinguishment of debt	--	(208,325)
Non-cash interest expense	--	34,205
Change in fair value of derivative liability	173,865	568,620
Amortization of debt discount	702,888	847,238
Depreciation expense	10,308	14,696
Changes in operating assets and liabilities:
Inventory	(29,849)	(100,848)
Prepaid assets	5,000	(14,167)
Accounts payable	94,818	150,594
Accrued interest	171,977	115,377
Accrued liabilities – related party	170,344	(751)
Accrued payroll taxes	3,229	--
Net cash from operating activities	(162,713)	(756,448)

Investing Activities:
Intangible assets	(7,747)	(4,261)
Net cash from investing activities	(7,747)	(4,261)

Financing Activities:
Proceeds from debt	157,000	1,220,345
Payments on debt	(1,843)	(472,306)
Net cash from financing activities	155,157	748,039

Net increase (decrease) in cash	(15,303)	(12,670)

Cash, beginning of period	15,306	24,435

Cash, end of period	$3	$11,765

Cash paid for:
Interest	$16,167	$17,851
Income taxes	$--	$--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$321,633	$513,128
Reduction of common stock issuable by issuing stock	--	95,000
Debt and interest settled for common stock	1,234,558	251,600
Warrants and stock issued with debt	12,654	30,000
Stock issued for accrued liabilities – related party	--	112,260

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

As of June 30, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as "thermal" or "heat dispersion technology"). Cool Technologies also has Patent Cooperation Treaty ("PCT") applications filed for a heat pipe cooled brake system and radial vent thermal technology as well as a pending PCT application that covers integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2020, have been derived from unaudited financial statements. They include the accounts of Cool Technologies and Ultimate Power Truck. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $54,572,208 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2019 Annual Report.

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported accrued interest and accounts payable.

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

Note 3 – Debt

Debt consists of the following:

	June 30, 2020	December 31, 2019
Notes payable	$2,550,000	$2,400,000
Convertible notes payable	493,152	952,968
PPP loan	52,612	--
Test vehicle financing	36,819	37,344
New Vehicle Financing	31,756	33,074
Note payable – related party	21,641	21,641
Note payable – UPT minority owner	80,000	80,000
	3,265,980	3,525,027
Debt discount	(287,750)	(524,466)
	2,978,230	3,000,561
Less: current portion	(2,870,698)	2,971,232
Long-term portion	$107,532	$29,329

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

On March 18, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property and CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On March 19, 2020, the Company defaulted on the note payable. The principal and interest as of May 19, 2020 total $287,603. As of the filing date, the Company has not received a notice of default for the note. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

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

The PPP Loan is evidenced by a promissory note (the “Note”), between the Company and Small Business Administration (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. No collateral or guarantees were provided in connection with the PPP Notes. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. The Company intends to use the proceeds of the PPP Loan for eligible purposes and to pursue forgiveness, although the Company may take action that could cause some or all of the PPP Loan to become ineligible for forgiveness. No assurance can be provided that forgiveness for all or any portion of the PPP Loan will be obtained.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

On June 29, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $85,000 in financing and promised to pay the principal amount together with interest of $10,000 by July 29, 2020. As additional compensation, the investor received cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

In the event of a default, the investor may, upon written notice to the Company, declare all unpaid principal and interest immediately due and payable. As of the filing date, the company has not received a notice of default.

Convertible notes payable

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

On January 7, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,630. On March 5, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,630. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. As of June 30, 2020, the convertible balance remaining totaled approximately $21,270.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,300. On January 28, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,300. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,300. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,300. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,300. As of June 30, 2020, the balance remaining totals approximately $2,000.

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

On March 10, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500. On May 5, 2020, the Company issued 4,460,094 shares of common stock upon partial conversion of $31,667. On June 5, 2020, the Company issued 3,325,335 shares of common stock upon partial conversion of $25,000. On June 15, 2020, the Company issued 3,924,883 shares of common stock upon partial conversion $23,408. On June 30, 2020, the Company issued 2,067,880 shares of common stock upon final conversion of $11,746 and the note was retired.

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of June 30, 2020, the remaining balance totaled approximately $126,500.

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

On May 8, 2020, Cool Technologies issued 2,352,941 shares of common stock upon partial conversion of $20,000. On May 14, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $162,700. One clause was added which states that the note shall have a cash redemption premium of 140% of the outstanding principal plus accrued and default interest until the maturity date. Otherwise, all terms and conditions remained the same. As of June 30, 2020, the remaining balance totaled approximately $162,700.

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

On May 8, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $144,313. All terms and conditions remained the same. As of June 30, 2020, the remaining balance totaled approximately $144,313.

January Convertible Note -- On January 30, 2020, the Company entered into a convertible note agreement with an accredited investor. It received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2020, the remaining balance totaled $40,000. As of the filing date, the Company has not received a notice of default.

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

Note payable – UPT minority owner

The minority owner of UPT owns 5% of the subsidiary. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	18,467,717	0.05	3.7	$941,144
Granted	4,000,000	0.05	4.9	$17,200
Forfeited or expired	--	--	--	--
Exercised	--	--	--	--
Outstanding, June 30, 2020	22,467,717	0.04	3.8	$958,344
Exercisable, June 30, 2020	22,467,717	0.04	3.8	$958,344

Transactions with Related Parties

The note payable - related party, in the amount of $21,641, is held by the Company's Chief Financial Officer and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $80,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2020	$3,158,448
2021	68,110
2022	15,498
2023	15,498
2024	8,426
$3,265,980

Note 4 – Derivative Liability

Under the terms of the May 2019, June 2019, October 2019, November 2019, December 2019 and January 2020 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Six Months Ended June 30, 2020

Volatility	106.4-554.9%
Risk-free interest rate	0.01–2.42%
Expected life (years)	0.07–1.14
Dividend yield	--

Changes in the derivative liability were as follows:

	Six Months Ended June 30, 2020
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities on December 31, 2019	$--	$--	$712,921
Conversions of convertible debt	--	--	(688,469)
Issuance of convertible debt and other derivatives	--	--	321,633

Change in fair value	--	--	173,865
Convertible debt and other derivative liabilities on June 30, 2020	$--	$--	$519,950

Note 5 -- Commitments and Contingencies

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

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of June 30, 2020.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of June 30, 2020, and 2019, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of June 30, 2020 and December 31, 2019, the number of shares of common stock to be issued was 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of June 30, 2020, and changes during the period then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	45,514,168	$0.12	1.1	$--
Granted	--	--	--	--
Forfeited or cancelled	(14,095,833)	0.15	--	--
Outstanding, June 30, 2020	31,418,335	0.10	0.8	--
Exercisable, June 30, 2020	31,418,335	$0.10	0.8	$--

Note 7 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Six months ended June 30,
	2020	2019
Nonemployee warrants – fully-vested upon issuance	$--	$32,624

Total share-based expense charged against income	$--	$32,624

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	9,735,836	0.36	1.3	$2,000
Granted	--	--	--	--
Forfeited or expired	(900,000)	--	--	--
Outstanding, June 30, 2020	8,835,836	0.09	0.9	$--
Exercisable, June 30, 2020	8,835,836	0.09	0.9	$--

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net loss available for stockholders	$(648,343)	$(1,363,177)	$(1,464,768)	$(2,194,429)
Weighted average outstanding shares of common stock	399,587,534	234,366,883	367,218,079	227,750,844
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	399,587,534	234,366,883	367,218,079	227,750,844

Net loss per share – Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	June 30
	2020	2019
Stock options	4,000,000	4,000,000
Common stock warrants	68,371,888	72,239,539
Common stock issuable	494,697	494,697
Convertible notes	98,025,667	31,285,755
Convertible preferred stock	2,877,270	2,877,270
Total	173,769,522	110,897,261
Total exercisable on June 30	169,274,825	112,402,564

Note 9 – Subsequent Events

On July 3, 2020, the Company signed a promissory note agreement with an accredited investor. It received $85,000 after an original issue discount of $8,500 in lieu of interest. The total amount of $93,500 will be due on August 3, 2020. In the event of default, the outstanding balance will accrue interest of either 18% or maximum rate permitted by law until the default is remedied. As of the filing date, the Company has not received a notice of default.

On August 10, 2020, the Nevada Secretary of State accepted and filed the Company’s Certificate of Amendment to the Company’s Articles of Incorporation. The filing amends Article II of the Articles of Incorporation by increasing the number of authorized shares of common stock from 500,000,000 to 1,000,000,000.

On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000. The total amount of $66,000 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

The Company has developed a mobile power generation system (MG) that enables work trucks to generate electric power by running an in-chassis generator. The MG system can be retrofit onto new and existing American trucks. CoolTech intends to sell the mobile electric power system to government, commercial and fleet vehicle owners. Sales are expected to occur through the direct efforts of the Company, its sales agents and its joint venture partners.CoolTechmay also license the MG system as well.

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

As of June 30, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as "thermal" or "heat dispersion technology"). We also have one Patent Cooperation Treaty ("PCT") application pending that covers integrated electrical power generation methods and systems.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the June 30, 2020, the Company does not have the funds available to fulfill the orders.

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

On April 11, 2019, Jatropha signed an addendum to update the terms and conditions originally set forth in the Agreement of Principal Terms dated November 7, 2017. In light of the higher electrical output and new options offered by the Company, Jatropha amended its purchase commitment to include 50 MG80 (80 kVA) Systems with mobile desalination units capable of producing 2500 gallons of fresh water per day, 100 MG125 (125 kVA) systems, 50 MG200 (200 kVA) Systems and 50 HydroQubes (a hydrogen infusion system that improves fuel economy) composed of 2 cells. The addendum states that CoolTech shall start production and fulfillment of the orders no later than the 3rd Quarter of 2019. As of the filing date, the addendum has not been updated nor has the commitment been withdrawn.

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

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

On January 18, 2018, the Company entered into an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (“IP”) analytics, to assess the value of the Company’s IP. As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of the IP and may be used to obtain financing, including but not limited to, non-dilutive financing. The Company is using the valuation to obtain non-dilutive funding.

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

	Three months ended June 30,
	2020	2019	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	83,408	136,794	(53,386)	-39.0%
Consulting	51,000	83,383	(32,383)	-38.8%
Professional fees	52,309	44,704	7,605	17.0%
Research and development	--	32,402	(32,402)	-100.0%
General and administrative	3,544	63,832	(60,288)	-94.4%
Total operating expenses	190,261	361,115	(170,854)	-47.3%

Interest expense	(522,192)	(450,212)	(71,980)	-16.0%
Change in fair value of derivative liability	64,103	(526,802)	590,905	112.2%
(Loss), gain on extinguishment of debt	--	(25,860)	25,860	100.0%

Net loss	(648,350)	(1,363,989)	715,639	52.5%

Less: Noncontrolling interest	7	(812)	819	100.9%

Net loss to shareholders	$(648,343)	$(1,363,177)	$714,834	-52.4. %

	Six months ended June 30,
	2020	2019	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	166,158	263,254	(97,096)	-36.9%
Consulting	113,000	178,707	(65,707)	-36.8%
Professional fees	99,109	126,469	(27,360)	-21.6%
Research and development	10,308	47,102	(36,794)	-78.1%
General and administrative	13,350	149,698	(136,348)	-91.1%
Total operating expenses	401,925	765,230	(363,305)	-47.5%

Interest expense, net	(889,503)	(1,070,186)	180,683	16.9%
Change in fair value of derivative liability	(173,865)	(568,620)	(394,755)	-69.4%
Gain on extinguishment of debt	--	208,325	(208,325)	-100.0%

Net loss	(1,465,293)	(2,195,711)	730,418	33.3%

Less: Noncontrolling interest	525	(1,282)	757	59.0%

Net loss to shareholders	$(1,464,768)	$(2,194,429)	$729,661	33.3%

Revenues

During the three and six months ended June 30, 2020, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses decreased during the three months ended June 30 from $136,794 in 2019 to $83,408 in 2020 and during the six months ended June 30 from $263,254 in 2019 to $166,158 in 2020 due to the elimination of Mark Hodowanec’s salary after he resigned in July 2019 and due to the fact that the remaining officers received no salary during the first quarter and only one month’s salary in the second quarter.

Consulting expenses decreased during the three months ended June 30 from $83,383 in 2019 to $51,000 in 2020 and during the six months ended June 30 from $178,707 in 2019 to $113,000 in 2020. This was due primarily to the reduced workload and payments for related-party consultants and general consultants. In both cases the decreases reflected the Company’s need to conserve cash.

Professional fees increased during the three months ended June 30 from $44,704 in 2019 to $52,309 in 2020 and decreased during the six months ended June 30 from $126,469 in 2019 to $99,109 in 2020. The increase in professional fees during the three months ended June 30 was due primarily to fees to retain legal representation to defend the Company against the eviction complaint. The decrease in professional fees during the six months was due primarily to the reduced requirements for accounting and legal and the need to conserve cash.

Research and development expenses decreased during the three months ended June 30 from $32,402 in 2019 to $0 in 2020 due to the completion of the design of the MG system and the Company’s focus on its commercialization. During the six months ended June 30, research and development expenses decreased from $47,102 in 2019 to $10,308 in 2020 due again to the Company moving from the development of its products to the commercialization of its products.

General and administrative expenses decreased during the three months ended June 30 from $63,832 in 2019 to $3,544 in 2020 due to limited funds. During the six months ended June 30, general and administrative expense decreased from $149,698 in 2019 to $13,350 in 2020 also due to limited funds.

Other Income and Expense

Interest expense increased during the three months ended June 30 from $450,212 in 2019 to $522,192 in 2020 due to a number of vendors adding previously unrecognized interest to their bills. Interest expense decreased during the six months ended June 30 from $1,070,186 in 2019 to $889,503 in 2020 primarily due accelerated debt discount amortization upon the conversion of convertible notes.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On June 30, 2020, CoolTech had cash of $3.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $6,958,960 and $6,821,643, respectively, on June 30, 2020 and December 31, 2019. The decrease in working capital was due to the large reduction in cash combined with increases in accounts payable and accrued liabilities – related party that more than offset a small increase in the value of the inventory and reductions in derivative liability and current debt. To that end, the Company owes approximately $493,152 for convertible notes and it owes another $2,550,000 in notes payable. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the third quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If the Company is unable to obtain sufficient funds, it may be forced to curtail and/or cease operations.

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

On January 7, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,630. On March 5, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,630. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. As of June 30, 2020, the convertible balance remaining totaled approximately $21,270.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,300. On January 28, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,300. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,300. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,300. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,300. As of June 30, 2020, the balance remaining totals approximately $2,000.

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

On March 10, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500. On May 5, 2020, the Company issued 4,460,094 shares of common stock upon partial conversion of $31,667. On June 5, 2020, the Company issued 3,325,335 shares of common stock upon partial conversion of $25,000. On June 15, 2020, the Company issued 3,924,883 shares of common stock upon partial conversion $23,408. On June 30, 2020, the Company issued 2,067,880 shares of common stock upon final conversion of $11,746 and the note was retired.

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of June 30, 2020, the remaining balance totaled approximately $126,500.

November Convertible Note -- On November 9, 2019, the Company entered into a convertible note agreement. It received $126,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($141,000) and interest will be due on November 6, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. On May 8, 2020, Cool Technologies issued 2,352,941 shares of common stock upon partial conversion of $20,000. On May 14, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $162,700. All terms and conditions remained the same. As of June 30, 2020, the remaining balance totaled approximately $162,700.

December Convertible Note -- On December 5, 2019, the Company entered into a convertible note agreement. It received $103,000 with an original issue discount of $6,000 and an annual interest rate of 8%. The principal ($109,000) and interest will be due on December 5, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law. On May 6, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $144,313. All terms and conditions remained the same. As of June 30, 2020, the remaining balance totaled approximately $144,313.

January Convertible Note -- On January 30, 2020, the Company entered into a convertible note agreement with an accredited investor. It received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2020, the remaining balance totaled $40,000.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2020	2019
Net cash from operating activities	$(162,713)	$(756,448)
Net cash from investing activities	(7,747)	(4,261)
Net cash from financing activities	155,157	748,039

Net cash from operating activities decreased due to reductions in net loss, change in fair value and derivative liability, amortization of debt discount, and inventory as well as the elimination of the gain on extinguishment of debt. Together they combined to overwhelm the comparatively minor increases in prepaid assets, accounts payable and accrued liabilities – related party. Cash provided by financing activities included debt borrowings of $157,000 during 2020 which was a significant reduction from the debt borrowings of $1,220,345 during the first half of 2019. Payments on debt during the first six months of 2020 consisted of $1,843 which was used to pay off the holder of a convertible note.

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

Going Concern

The Company has incurred net losses of $54,572,208 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of June 30, 2020, the Company has $3 in cash and it owes $493,152 and $2,550,000 for convertible and promissory notes, respectively. The Company is pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that the Company will obtain adequate funding or that it will be successful in accomplishing any of our objectives. Consequently, the Company may not be able to continue as an operating company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2020, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2020.

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

On June 26, 2020, an eviction complaint was filed by Dennis Campbell and PGC Investments, LLC in the Sixth Judicial Circuit of Pinellas County, Florida.

The history of the complaint dates back to May 1. 2014. On that date Cool Technologies entered a lease agreement with Dennis Campbell for a property located in Largo, Florida. The lease agreement commenced on July 1, 2014 and expired on June 30, 2017.

On July 1, 2014, the Company entered into a 36-month independent contractor agreement with PGC Investments LLC, to provide the full-time services of Dennis Campbell to manage the day-to-day operations of Ultimate Power Truck (‘UPT”). Consequently, he was both the landlord of and the company manager for UPT.

Mr. Campbell claims he is still owed $79,929 plus late fees, interest and penalties. Whereas, the Company claims it has made all required payments under the lease.

Various motions have been filed. No court date has been set.

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

Item 3. Defaults Upon Senior Securities

On March 19, 2020, on a note payable. The $250,000 note was purchased on March 18, 2019 by an accredited investor. In return, the Company promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. As of the filing date, the Company has not received a notice of default for the note. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

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

On July 29, 2020, the Company defaulted on a Promissory Note Agreement. An $85,000 note was purchased on June 29, 2020 by an accredited investor. The Company received $85,000 in financing and promised to pay the principal amount together with interest of $10,000 by July 29, 2020. In the event of a default, the investor may upon written notice to the company, declare all unpaid principal and interest immediately due and payable. As of the filing date, the Company has not received a notice of default.

On July 30, 2020, the Company defaulted on a Promissory Note Agreement. A $40,000 note was purchased on January 30, 2020 by an accredited investor. The Company received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of the filing date, the Company has not received a notice of default.

On August 3, 2020, the Company defaulted on a Promissory Note Agreement. An $85,000 note was purchased on July 3, 2020 by an accredited investor. The Company received $85,000 after an original issue discount of $8,500 in lieu of interest. The total amount of $93,500 was due on August 3, 2020. In the event of default, the outstanding balance will accrue interest of either 18% or the maximum rate permitted by law until the default is remedied. As of the filing date, the Company has not received a notice of default.

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

As of the filing date, it is uncertain whether COVID-19 will have a significant impact on production and distribution of Company products.

Item 6. Exhibits

4.34*	$85,000 Convertible Promissory Note dated June 29, 2020 issued to Steve Schaner.

4.35*	$85,000 Promissory Note dated July 3, 2020 issued to 3&1 Capital Partners, LLC.

4.36*	$60,000 Convertible Promissory Note and Stock Purchase Agreement dated September 15, 2020 issued to LGH Investments, LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: October 5, 2020		/s/ Timothy Hassett
	By:	Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: October 5, 2020		/s/ Quentin Ponder
	By:	Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

