Form 10-Q
period 2020-09-30
COOL TECHNOLOGIES, INC.
filed 2020-11-19
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 439,888,562 shares of common stock, $0.001 par value, issued and outstanding.

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

The Company previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 14, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88465 (the “Order”). COVID-19 and the extraordinary measures undertaken to minimize its spread has caused severe disruptions in transportation, limited access to facilities resulting in limited support from its staff and professional advisors and interfered with the timely exchange of information during the first three quarters of the year.

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$8,950	$15,306
Inventory	179,593	149,744
Prepaid expenses and other assets	--	5,000
Total current assets	188,543	170,050
Intangibles	233,605	213,192
Equipment, net	62,175	76,280
Total assets	$484,323	$459,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,642,926	$1,524,506
Accrued interest payable	682,164	407,037
Accrued liabilities - related party	1,122,885	913,948
Customer deposits - related party	400,000	400,000
Accrued payroll taxes	108,049	62,049
Debt, current portion, net of debt discount	3,187,432	2,971,232
Derivative liability	434,764	712,921
Total current liabilities	7,578,220	6,991,693

Debt, long-term portion	109,192	29,329
Total liabilities	7,687,412	7,021,022

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 issued and outstanding on September 30, 2020 and December 31, 2019	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding on September 30, 2020 and December 31, 2019	2,727	2,727
Common stock, $.001 par value; 1,000,000,000 shares authorized; 422,676,611 and 267,450,017 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	422,677	267,450
Additional paid-in capital	47,375,001	46,265,016
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(55,013,526)	(53,107,440)
Non-controlling interest	(57,079)	(56,364)
Total stockholders’ deficit	(7,203,089)	(6,561,500)

Total liabilities and stockholders’ deficit	$484,323	$459,522

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Revenues	$--	$--	$--	$--
Cost of revenues	--	--	--	--
Gross profit	--	--	--	--

Operating expenses
Payroll and related expenses	102,484	106,004	268,642	369,258
Consulting	60,000	66,500	173,000	245,207
Professional fees	83,975	37,100	183,084	163,569
Research and development	3,797	10,000	14,105	57,102
General and administrative	17,256	48,945	30,709	198,643
Total operating expenses	267,512	268,549	669,540	1,033,779

Operating loss	(267,512)	(268,549)	(669,540)	(1,033,779)

Other income (expense):
Interest expense, net	(301,182)	(518,271)	(1,190,582)	(1,588,457)
Change in fair value of derivative liability	127,186	1,039,033	(46,679)	(470,710)
Gain on extinguishment of debt	--	--	--	208,325

Net loss	(441,508)	252,510	(1,906,801)	(1,943,201)
Less: Noncontrolling interest in net loss	(190)	(123)	(715)	(1,159)

Net loss to shareholders	$(441,318)	$252,387	$(1,906,086)	$(1,942,042)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	421,676,611	244,859,877	384,569,242	233,830,512

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Additional	Common	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total

December 31, 2018	2,727,290	$2,727	214,705,916	$214,705	$45,160,994	$123,670.0	$8,441	$(49,866,128)	$(54,764)	$(4,410,355)
Sale of stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock issuable	-	-	1,650,000	1,650	93,350	(95,000)	-	-	-	-
Conversion of Series A preferred stock to common stock	(17)	-	850,000	850	(850)	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	30,000	-	-	-	30,000
Warrants issued for services	-	-	-	-	32,624	-	-	-	-	32,624
Warrants issued with debt	-	-	-	-	112,260	-	-	-	-	112,260
Debt converted	-	-	34,996,708	34,997	515,097	-	-	-	-	550,094
Debt issued with beneficial conversion feature	-	-	-	-	144,260	-	-	-	-	144,260
Net loss	-	-	-	-	-	-	-	(1,943,201)	-	(1,943,201)
Noncontrolling interest	-	-	-	-	-	-	-	1,159	(1,159)	-
September 30, 2019	2,727,273	$2,727	252,202,624	$252,202	$46,057,735	$58,670	$8,441	$(51,808,170)	$(55,923)	$(5,484,318)

December 31, 2019	2,727,273	$2,727	267,450,017	$267,450	$46,265,016	$58,670	$8,441	$(53,107,440)	$(56,364)	$(6,561,500)
Warrants issued with debt	-	-	-	-	12,654	-	-	-	-	12,654
Stock issued with debt	-	-	1,000,000	1,000	17,000	-	-	-	-	18,000
Debt converted	-	-	154,226,594	154,227	1,080,331	-	-	-	-	1,234,558
Net loss	-	-	-	-	-	-	-	(1,906,801)	-	(1,906,801)
Noncontrolling interest	-	-	-	-	-	-	-	715	(715)	-
September 30, 2020	2,727,273	$2,727	422,676,611	$422,677	$47,375,001	$58,670	$8,441	$(55,013,526)	$(57,079)	$(7,203,089)

					Additional	Common	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
June 30, 2019	2,727,273	2,727	237,333,916	237,333	45,774,110	58,670	8,441	(52,060,557)	(56,046)	(6,035,322)
Debt converted	-	-	14,868,708	14,869	283,625	-	-	-	-	298,494
Net loss	-	-	-	-	-	-	-	252,510	-	252,510
Noncontrolling interest	-	-	-	-	-	-	-	(123)	123	-
September 30, 2019	2,727,273	2,727	252,202,624	252,202	46,057,735	58,670	8,441	(51,808,170)	(55,923)	(5,484,318)

June 30, 2020	2,727,273	2,727	421,676,611	421,677	47,358,001	58,670	8,441	(54,572,208)	(56,889)	(6,779,581)
Stock issued with debt	-	-	1,000,000	1,000	17,000	-	-	-	-	18,000
Net loss	-	-	-	-	-	-	-	(441,508)	-	(441,508)
Noncontrolling interest	-	-	-	-	-	-	-	190	(190)	-
September 30, 2020	2,727,273	2,727	422,676,611	422,677	47,375,001	58,670	8,441	(55,013,526)	(57,079)	(7,203,089)

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating Activities:
Net loss	$(1,906,801)	$(1,943,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	--	32,624
(Gain) on extinguishment of debt	--	(208,325)
Non-cash interest expense	--	52,505
Change in fair value of derivative liability	55,784	(470,710)
Amortization of debt discount	902,680	1,210,253
Depreciation expense	14,105	25,005
Changes in operating assets and liabilities:
Inventory	(29,849)	(101,296)
Prepaid assets	5,000	--
Accounts payable	118,420	340,546
Accrued interest payable	275,127	--
Accrued liabilities - related party	208,937	(74,817)
Accrued payroll taxes	46,000	--
Net cash from operating activities	(310,597)	(1,137,416)

Investing Activities:
Intangible assets	(20,413)	(4,686)
Proceeds from sale of fixed assets	--	(44,404)
Net cash from investing activities	(20,413)	(49,090)

Financing Activities:
Proceeds from debt	384,800	1,674,580
Payments on debt	(60,146)	(512,306)
Net cash from financing activities	324,654	1,162,274

Net increase (decrease) in cash	(6,356)	(24,232)

Cash, beginning of period	15,306	24,435

Cash, end of period	$8,950	$203

Cash paid for:
Interest	$12,775	$3,736
Income taxes	$--	$--

Non-cash investing and financing activities:
Derivative liability offset by debt discount	$347,437	$768,722
Reduction of common stock issuable by issuing stock	--	95,000
Debt and interest settled for common stock	1,234,558	831,640
Warrants and stock issued with debt	30,654	30,000
Stock issued for accrued liabilities - related party	--	112,260

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

As of September 30, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system and radial vent thermal technology as well as a pending PCT application that covers integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2020, have been derived from unaudited financial statements. They include the accounts of Cool Technologies and Ultimate Power Truck. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $55,013,526 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

As of the filing date of this Quarterly Report on Form 10-Q, management is negotiating additional non-dilutive funding arrangements to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits. There can be no assurance, however, that the Company will be successful in accomplishing these objectives. Consequently, it may have to curtail or cease operations if funding is not received by the end of the year.

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

Recently Adopted Accounting Guidance

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)”- In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is to be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the old model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The Company adopted this ASU on January 1, 2019. As the Company does not have outstanding leases, adopting this standard did not have a material impact on the Company’s condensed consolidated financial statement or financial statement disclosure.

Recent Accounting Guidance Not Yet Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 2 - Customer deposits - Related party

These represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of Cool Technologies.

Note 3 - Debt

Debt consists of the following:

	September 30, 2020	December 31, 2019
Notes payable	$2,639,500	$3,071,300
Convertible notes payable	563,150	381,667
PPP loan	52,612	--
Vehicle financing	60,573	70,418
Note payable - related party	36,247	21,641
Note payable - UPT minority owner	110,000	80,000
	3,462,082	3,525,026
Debt discount	(165,458)	(524,465)
	3,296,624	3,000,561
Less: current portion	(3,187,432)	(2,971,232)
Long-term portion	$109,192	$29,329

Notes Payable

From September 5 - 7, 2018, the Company entered into Promissory Note Agreements with two accredited investors. CoolTech received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and it issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

From September 7 - 17, 2018, the Company entered into Promissory Note Agreements with three accredited investors. CoolTech received $125,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

On January 7, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,630. On March 5, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,630. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. As of September 30, 2020, the convertible balance remaining totaled approximately $21,270.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,300. On January 28, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,300. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,300. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,300. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,300. As of September 30, 2020, the balance remaining totals approximately $2,000.

July Convertible Note - On July 3, 2019, the Company entered into a convertible note agreement. It received $150,000 with an original issue discount of $15,300 in lieu of interest, for a total amount of $168,300 plus 8% annual interest due on July 3, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to redeem all or any portion of the note at a premium of 150%.

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

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of September 30, 2020, the remaining balance totaled approximately $126,500.

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

On May 8, 2020, Cool Technologies issued 2,352,941 shares of common stock upon partial conversion of $20,000. On May 14, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $162,700. One clause was added which states that the note shall have a cash redemption premium of 140% of the outstanding principal plus accrued and default interest until the maturity date. Otherwise, all terms and conditions remained the same. As of September 30, 2020, the remaining balance totaled approximately $162,700.

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

On May 8, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $144,313. All terms and conditions remained the same. As of September 30, 2020, the remaining balance totaled approximately $144,313.

January Convertible Note -- On January 30, 2020, the Company entered into a convertible note agreement with an accredited investor. It received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2020, the remaining balance totaled $40,000. As of the filing date, the Company has not received a notice of default.

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000. The total amount of $66,000 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2020, the remaining balance totaled $66,000.

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

Note payable - UPT minority owner

The minority owner of UPT owns 5% of the subsidiary. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	18,467,717	0.05	3.7	$941,144
Granted	5,000,000	0.05	4.9	$53,295
Forfeited or expired	--	--	--	--
Exercised	--	--	--	--
Outstanding, September 30, 2020	23,467,717	0.04	3.5	$53,295
Exercisable, September 30, 2020	23,467,717	0.04	3.5	$53,295

Transactions with Related Parties

The note payable - related party, in the amount of $36,247, is held by two of the Company’s officers and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $110,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2020	$3,352,890
2021	68,580
2022	15,968
2023	15,968
2024	8,676
$3,462,082

Note 4 - Derivative Liability

Under the terms of the May 2019, June 2019, October 2019, November 2019, December 2019, January 2020, September 2020 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Nine months Ended September 30, 2020

Volatility	81.82-554.85%
Risk-free interest rate	0.01-2.42%
Expected life (years)	0.01-1.38
Dividend yield	--

Changes in the derivative liability were as follows:

	Nine months Ended September 30, 2020
	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities on December 31, 2019	$--	$--	$712,921
Conversions of convertible debt	--	--	(381,975)
Issuance of convertible debt and other derivatives	--	--	347,437
Extinguishment	--	--	(299,403)
Change in fair value	--	--	55,784
Convertible debt and other derivative liabilities on September 30, 2020	$--	$--	$434,764

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

Note 6 - Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of September 30, 2020.

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

Preferred stock issuable on the condensed consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of September 30, 2020, and 2019, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of September 30, 2020 and December 31, 2019, the number of shares of common stock to be issued was 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of September 30, 2020, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	45,514,168	$0.12	1.1	$--
Granted	--	--	--	--
Forfeited or cancelled	(18,889,772)	0.15	--	--
Outstanding, September 30, 2020	26,624,396	0.10	0.6	--
Exercisable, September 30, 2020	26,624,396	$0.10	0.6	$--

Note 7 - Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Nine months ended September 30,
	2020	2019
Nonemployee warrants - fully-vested upon issuance	$--	$32,624

Total share-based expense charged against income	$--	$32,624

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	9,735,836	0.36	1.3	$2,000
Granted	--	--	--	--
Forfeited or expired	(3,319,333)	--	--	--
Outstanding, September 30, 2020	6,416,503	0.08	1.1	$20,750
Exercisable, September 30, 2020	6,416,503	0.08	1.1	$20,750

Note 8 - Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share - basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net loss available for stockholders	$(441,318)	$252,387	$(1,906,086)	$(1,942,042)
Weighted average outstanding shares of common stock	421,676,611	244,859,877	384,569,242	233,830,512
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	421,676,611	244,859,877	384,569,242	233,830,512

Net loss per share - Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	September 30
	2020	2019
Stock options	4,000,000	4,000,000
Common stock warrants	56,508,616	74,079,539
Common stock issuable	494,697	494,697
Convertible notes	81,227,095	42,895,401
Convertible preferred stock	2,877,270	2,877,270
Total	145,107,678	124,346,907
Total exercisable on September 30	145,107,678	124,346,907

Note 9 - Subsequent Events

October Convertible Note -- On October 8, 2020, the Company entered into a convertible note agreement. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 with an original issue discount of $6,000 and an annual interest rate of 8%. The principal ($66,000) and interest will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest volume weighted average price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law.

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest were due upon maturity (October 2, 2020). On October 12, 2020, the principal increased by 10% from $126,500 to $139,150 due to the following clause in the note: “ If this Note is not paid at maturity, or within 10 days thereof, then the outstanding principal due under this Note shall increase by 10%”

On October 12, 2020, the Company issued 995,920 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,879 on convertible debt of $139,150.

On October 16, 2020 the Company issued 1,082,114 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,909 on convertible debt of $139,150.

On October 21, 2020, the Company issued 1,136,784 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,945 on convertible debt of $139,150.

On October 29, 2020, the Company issued 1,271,206 shares of common stock to Eagle Equities, LLC upon partial conversion of $12,004 on convertible debt of $139,150.

On October 30, 2020, the Company entered into a convertible note agreement. It issued 1,500,000 inducement shares of restricted common stock and received $45,000 with an original issue discount of $5,000 and an annual interest rate of 3%. The principal ($50,000) and interest will be due on May 30, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a conversion price of $0.01 cents. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On November 6, 2020, the Company issued 1,558,686 shares of common stock to Eagle Equities, LLC upon partial conversion of $12,063 on convertible debt of $139,150.

On November 10, 2020, the Company issued 1,606,697 shares of common stock to Eagle Equities, LLC upon partial conversion of $12,092 on convertible debt of $139,150.

On November 12, 2020, the Company issued 517,087 shares of common stock to Eagle Equities, LLC upon final conversion of $3,892 on convertible debt of $143,000.

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

As of September 30, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have one Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the September 30, 2020, the Company does not have the funds available to fulfill the orders.

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

CoolTech plans to put the generator-equipped truck into production as soon as final funding is secured. Based on initial feedback and subsequent meetings and conversations with other attendees, the Company expects the demonstration will lead to new orders.

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

Increase in Number of Authorized Shares

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

	Three months ended September 30,
	2020	2019	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	102,484	106,004	(3,520)	-3.3%
Consulting	60,000	66,500	(6,500)	-9.8%
Professional fees	83,975	37,100	46,875	126.3%
Research and development	3,797	10,000	(6,203)	-62.0%
General and administrative	17,256	48,945	(31,689)	-64.7%
Total operating expenses	267,512	268,549	(1,037)	-0.4%

Interest expense	(301,182)	(518,271)	217,089	-41.9%
Change in fair value of derivative liability	127,186	1,039,330	(912,144)	-87.8%
(Loss), gain on extinguishment of debt	--	--	N/A	N/A

Net loss	(441,508)	252,510	(694,018)	-274.8%

Less: Noncontrolling interest	(190)	(123)	(67)	54.5%

Net loss to shareholders	$(441,318)	$252,387	$(693,705)	-274.9%

	Nine months ended September 30,
	2020	2019	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	268,642	369,258	(100,616)	-27.2%
Consulting	173,000	245,207	(72,207)	-29.4%
Professional fees	183,084	163,569	19,515	11.9%
Research and development	14,105	57,102	(42,997)	-75.3%
General and administrative	30,709	198,643	(167,934)	-84.5%
Total operating expenses	669,540	1,033,779	(364,239)	-35.2%

Interest expense, net	(1,190,582)	(1,588,457)	397,875	-25.0%
Change in fair value of derivative liability	(46,679)	470,710	(517,389)	-109.9%
Gain on extinguishment of debt	--	208,325	(208,325)	-100.0%

Net loss	(1,906,801)	(1,943,201)	36,400	-1.9%

Less: Noncontrolling interest	(715)	(1,159)	444	-38.3%

Net loss to shareholders	$(1,906,086)	$(1,942,042)	$35,956	-1.9%

Revenues

During the three and nine months ended September 30, 2020, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses decreased during the three months ended September 30 from $106,004 in 2019 to $102,484 in 2020 and during the nine months ended September 30 from $369,258 in 2019 to $268,642 in 2020 due to the elimination of Mark Hodowanec’s salary after he resigned in July 2019 and due to the fact that the remaining officers received no salary during the first quarter and only one month’s salary in the second quarter.

Consulting expenses decreased during the three months ended September 30 from $66,500 in 2019 to $60,000 in 2020 and during the nine months ended September 30 from $245,207 in 2019 to $173,000 in 2020. This was due primarily to the reduced workload and payments for related-party consultants and general consultants. In both cases the decreases reflected the Company’s need to conserve cash.

Professional fees increased during the three months ended September 30 from $37,100 in 2019 to $83,975 in 2020 and increased during the nine months ended September 30 from $163,569 in 2019 to $183,084 in 2020. The increase in professional fees during the three and nine months ended September 30 was due primarily to fees to retain legal representation to defend the Company against the eviction complaint.

Research and development expenses decreased during the three months ended September 30 from $10,000 in 2019 to $3,797 in 2020 due to the completion of the design of the MG system and the Company’s focus on its commercialization. During the nine months ended September 30, research and development expenses decreased from $57,102 in 2019 to $14,105 in 2020 due again to the Company moving from the development of its products to the commercialization of its products.

General and administrative expenses decreased during the three months ended September 30 from $48,945 in 2019 to $17,256 in 2020 due to limited funds. During the nine months ended September 30, general and administrative expense decreased from $198,643 in 2019 to $30,709 in 2020 also due to limited funds.

Other Income and Expense

Interest expense decreased during the three months ended September 30 from $518,271 in 2019 to $301,182 in 2020 due to a number of vendors adding previously unrecognized interest to their bills. Interest expense decreased during the nine months ended September 30 from $1,588,457 in 2019 to $1,190,582 in 2020 primarily due to accelerated debt discount amortization upon the conversion of convertible notes.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On September 30, 2020, CoolTech had cash of $8,950.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $7,389,677 and $6,821,643, respectively, on September 30, 2020 and December 31, 2019. The decrease in working capital was due to the large reduction in cash combined with increases in accounts payable and accrued liabilities - related party that more than offset a small increase in the value of the inventory and reductions in derivative liability and current debt. To that end, the Company owes approximately $552,501 for convertible notes and it owes another $2,650,149 in notes payable. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the year. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If the Company is unable to obtain sufficient funds, it may be forced to curtail and/or cease operations.

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

On January 7, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,630. On March 5, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,630. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. As of September 30, 2020, the convertible balance remaining totaled approximately $21,270.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,300. On January 28, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,300. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,300. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,300. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,300. On June 7, 2020, the Company defaulted on the Note. As a result, the principal increases by 10% and a default interest rate of 24% per annum was applied. As of September 30, 2020, the balance remaining totals approximately $3,540.

July Convertible Note - On July 3, 2019, the Company entered into a convertible note agreement. It received $150,000 with an original issue discount of $15,300 in lieu of interest, for a total amount of $168,300 plus 8% annual interest due on July 3, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of CoolTech’s common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 22% per annum, require the Company to redeem all or any portion of the note at a premium of 150%.

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

October Convertible Note -- On October 3, 2019, the Company entered into a convertible note agreement. It issued 350,000 inducement shares of restricted common stock and received $115,000 with an original issue discount of $11,500 and an annual interest rate of 8%. The principal ($126,500) and interest will be due on October 2, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. As of September 30, 2020, the remaining balance totaled approximately $126,500.

November Convertible Note -- On November 9, 2019, the Company entered into a convertible note agreement. It received $126,000 with an original issue discount of $13,000 and an annual interest rate of 8%. The principal ($141,000) and interest will be due on November 6, 2020. After 180 days, at the holder’s option, a portion or all the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest closing price during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 24% per annum or the highest rate of interest permitted by law. On May 8, 2020, Cool Technologies issued 2,352,941 shares of common stock upon partial conversion of $20,000. On May 14, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $162,700. All terms and conditions remained the same. As of September 30, 2020, the remaining balance totaled approximately $162,700.

December Convertible Note -- On December 5, 2019, the Company entered into a convertible note agreement. It received $103,000 with an original issue discount of $6,000 and an annual interest rate of 8%. The principal ($109,000) and interest will be due on December 5, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law. On May 6, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $144,313. All terms and conditions remained the same. As of September 30, 2020, the remaining balance totaled approximately $144,313.

January Convertible Note -- On January 30, 2020, the Company entered into a convertible note agreement with an accredited investor. It received $36,000 after an original issue discount of $4,000 in lieu of interest, for a total amount of $40,000 due on July 30, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2020, the remaining balance totaled $40,000.

January Promissory Note -- On January 31, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $36,000 in financing and promised to pay the principal amount together with simple interest of 3% per annum. Furthermore, the Company issued cashless warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.005. The warrants expire after five years.

May Government Loan -- On May 4, 2020, the Company received loan proceeds of $52,612 (the “PPP Loan”) under the Paycheck Protection Program (“PPP” under the Coronavirus Aid, Relief and Economic Security Act).

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

June Promissory Note -- On June 29, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $85,000 in financing and promised to pay the principal amount together with interest of $10,000 by July 29, 2020. As additional compensation, the investor received cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. In the event of a default, the investor may, upon written notice to the Company, declare all unpaid principal and interest immediately due and payable. As of the filing date, the company has not received a notice of default.

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000. The total amount of $66,000 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2020, the remaining balance totaled $66,000.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2020	2019
Net cash from operating activities	$(310,597)	$(1,137,416)
Net cash from investing activities	(20,413)	(49,090)
Net cash from financing activities	324,654	1,162,274

Net cash from operating activities increased due to reductions in net loss, change in fair value and derivative liability, amortization of debt discount, and inventory as well as the elimination of the gain on extinguishment of debt. Together they combined to overwhelm the comparatively minor increases in prepaid assets, accounts payable and accrued liabilities - related party. Cash provided by financing activities included debt borrowings of $384,800 during 2020 which was a significant reduction from the debt borrowings of $1,674,500 during the nine months of 2019. Payments on debt during the first nine months of 2020 consisted of $60,146 which was used to pay off the holder of a convertible note and to make payments on truck loans.

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

Going Concern

The Company has incurred net losses of $55,013,526 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of September 30, 2020, the Company has $8,950 in cash and it owes $563,150 and $2,639,500 for convertible and promissory notes, respectively. The Company is pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that the Company will obtain adequate funding or that it will be successful in accomplishing any of our objectives. Consequently, the Company may not be able to continue as an operating company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2020, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2020.

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

The history of the complaint dates back to May 1, 2014. On that date Cool Technologies entered a lease agreement with Dennis Campbell for a property located in Largo, Florida. The lease agreement commenced on July 1, 2014 and expired on June 30, 2017.

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

As of the filing date, it is uncertain whether COVID-19 will have a significant impact on production and distribution of Company products.

Item 6. Exhibits

4.37*	$66,000 Convertible Promissory Note dated October 8, 2020 issued to JSJ Investments Inc.

4.38*	$50,000 Convertible Promissory Note and Stock Purchase Agreement dated October 30, 2020 issued to LGH Investments, LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: November 19, 2020	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2020	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

