Form 10-K
period 2020-12-31
COOL TECHNOLOGIES, INC.
filed 2021-04-15
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s last completed second quarter, based upon the closing price of $0.009 per share as reported by the OTCQB Stock Market on such date was $3,618,247. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of April 6, 2021, 563,182,690 shares of common stock are issued, and outstanding excluding 1,000,000 shares held in escrow.

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

PART I

Item 1. Business

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to Cool Technologies, Inc. and our 95% owned subsidiary, Ultimate Power Truck, LLC (“UPT”), unless the context otherwise indicates.

Corporate History

We were incorporated on July 22, 2002 in the State of Nevada under the name Bibb Corporation.

On September 3, 2010, we changed our name to Z3 Enterprises, Inc. (“Z3”), and on April 5, 2012, to HPEV, Inc. (“HPEV”) and on August 19, 2015 our stockholders voted to approve a name change to Cool Technologies, Inc. Our 95% owned subsidiary, Ultimate Power Truck, LLC (“UPT”), was formed on April 17, 2014 in the State of Florida.

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

We filed an amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 140,000,000 shares to 350,000,000 shares, effective March 22, 2017. We filed a second amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 350,000,000 shares to 500,000,000 shares, effective October 28, 2019. We filed a third amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada increasing our authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares, effective February 13, 2020.

As of April 6, 2021, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have one Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

The Company intends to sell a mobile electric power system to government, military and commercial vehicle and fleet owners. It intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers. It may license its mobile electric power system as well.

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

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. Our initial target markets include those involved in moving materials and moving people, such as:

•	Motors/Generators,
•	Mobile auxiliary power,
•	Water purification and desalination
•	Electric vehicle charging
•	Compressors,
•	Turbines (Wind, Micro),
•	Bearings,
•	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
•	Brakes/rotors/calipers,
•	Pumps/fans,
•	Passenger vehicles: autos, RVs, buses, trains, aircraft,
•	Commercial vehicles: SUV, light trucks, trams, bucket trucks
•	Military: boats, Humvees, trucks, aircraft, and
•	Marine: boats ranging in size from 30 feet to 120 feet and beyond.

Our Technologies

Our technologies are divided into two distinct but complementary categories: heat dispersion technology and mobile power generation (MG).

Totally Enclosed Heat Pipe and Radial Vent Heat Pipe

The Company has developed, designed, prototyped and third party tested Totally Enclosed Heat Pipe Cooled (TEHPC) designs. It also owns the patents on the designs. The designs apply to dry pit submersible motors and

650 kVA marine duty generators.

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

In 2019, a new Canadian patent covering a Heat Pipe Cooled Wet Rotating Disc Engagement System and a Radial Vent Composite Heat Pipe was added to the Company’s existing patents. It’s a utility patent which is more difficult to circumvent and, therefore, easier to defend. The designation ‘utility patent’ means that the patent covers the Company’s cooling technologies when used in a wide variety of specific applications as opposed to simply covering the cooling method or technology itself. This is an extremely important distinction with regard to defending patents. These applications include electric vehicle motors, standard electric motors, generators, engine hot spots, pistons, ERG (Exhaust Gas Recirculation) coolers and more. Similar patents are pending in other countries as part of the Global PCT patent process.

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

Mobile Power Generation (MG)

The Company’s mobile power generation system enables work trucks to power an in-chassis generator, eliminating the need for some commercial vehicles to tow a mobile generator to a work site. Management believes that there is an unmet demand for on-board, continuous generation of up to 350 to 400 kilowatts (kW) of power to remote jobsites, charge electric vehicles and generate emergency power in the event of an outage or disaster. Recent meetings with Mexican farmers, military personnel and electric vehicle companies along with feedback from international representatives and agents of the Company have confirmed the need for such applications. We offer an in-chassis generator installation kit as a stand-alone (Mobile Generator or MG) for third parties and have contracted with Craftsmen Industries to perform domestic installations. It’s likely the Company will also contract with a facility overseas to handle the foreign orders it has received.

Management, along with key directors and members of the Board of Advisors, utilized 2020 to increase MG output up to 400 kVA and add or enhance optional capabilities. Despite the fact that COVID 19 eliminated face to face meetings, they also managed to build vendor relationships, expand existing business relationships and establish new ones in Mexico, the Middle East, Africa and the USA, specifically the US Army and the mining industry.

The Company has signed international joint ventures in Turkey (Belirti Teknoloji) and Australia (KeyOptions) as well as a strategic alliance with VerdeWatts and FirmGreen. Belirti Teknoloji will market and sell CoolTech’s entire product platform in Southern Europe, the Middle East and some North African nations. KeyOptions will market and sell CoolTech’s entire product platform in Australia and neighboring countries in Southeast Asia.

The Company has also signed an independent agent agreement with H&K Ventures to generate investment funding and revenues from its business relationships in Eastern Europe, the Middle East, Africa and the US.

Our joint venture with Belirti Teknoloji (a multi-national, multibillion-dollar engineering firm) has produced a non-contingent purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems.

As the Company is still pre-revenue, some production funding may be made in conjunction with projects that involve our director Steve Wilburn’s companies’ FirmGreen or VerdeWatts. In the meantime, CoolTech has continued to pursue non-dilutive financing based upon the third party valuation of the Company’s intellectual property, however, there can be no assurance that financing will be obtained.

As a result of a cross marketing and license agreement the Company signed with FirmGreen (a producer of commercial water systems) and the interest we received from Mexican government officials, we are commercializing our water desalination and purification capability. The Company now offers MG125 water purification and desalination systems capable of producing up to 14,000 gallons of potable water per day as well as delivery if a rolling tank is hitched to the truck. The truck-mounted systems should cleanse contaminated, polluted and wastewater or remove saline from saltwater. The desalination unit should output either clean potable water for drinking and cooking or non-potable water for agricultural or mining use.

In July 2019, our CEO attended a meeting with senators, federal, local, and Oaxaca state deputies, as well as representatives of state and federal agencies in Villa Alta, Mexico to discuss ways to clean the water in the Atoyac River, which is considered to be one of the most polluted rivers in Mexico.

Since then elected officials in the states of Jalisco, Hidalgo and Sonora have also expressed interest in using the MG to treat water from their rivers. The need in Hidalgo is especially urgent. Over 100,000 people were infected with the coronavirus in 2020 due to the contamination of their drinking water. For most states, the primary contaminant is sewage. In Sonora, it’s salt. Both impact drinking water and irrigation.

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

Mexican interest extends beyond immediate applications. Federal Deputy Efrain Rocha Vega announced in 2020, the Mexican government will also support a Cool Technologies Center of Excellence to help integrate CoolTech’s green energy platform into other areas of the Mexican economy. A Center of Excellence is a shared facility or entity that provides leadership, best practices, research, support and/or training for our MG power systems, our mobile water purification and desalination systems and possibly our solar-powered and no-idle technology

The joint venture the Company signed with VerdeWatts and FirmGreen added a new application for the MG System: making it an integral part of mobile microgrids. VerdeWatts solar panels and battery storage systems would provide the sustainable energy. MG Systems would recharge or back-up the microgrids and simultaneously power FirmGreen water purification and desalination systems.

The mobile microgrids would interface with existing infrastructure for power, water, wireless communications and healthcare. They would provide or increase resilience during grid outages such as what occurred this past winter in Texas, using clean energy alternatives to mobile fossil fuel generators. The microgrids could also power, light and provide potable water and irrigation for farming villages throughout rural America and the developing world. VerdeWatts has publicly stated it has microgrid projects in Puerto Rico, Chile and Nigeria and that it intends to build mobile medical clinics and emergency command posts powered by MG systems.

An application that the Company has demonstrated publicly is truck mounted electric vehicle charging. Mobile charging vehicles don’t require permits or build out of infrastructure which, depending on the type of charging required can cost $300,000 to $400,000. (https://electrek.co/2018/10/16/porsche-taycan-dealers-charging-stations/). Our technology can provide Level 2, DC Fast Charging and even mega charging (up to and including 400 kVA on a medium duty Class 6 truck) and should deliver even more power in the future. Because the system is retrofittable, it can be uninstalled and reinstalled on a larger or newer model truck that generates more torque.

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

Mobile Electric Power (MG30-MG200)

The worldwide market for power generation off site spans a broad range. We believe the competitive factors in our markets include but are not limited to:

•	technological innovation and adaptability;
•	ease of transport and use;
•	product quality and safety;
•	kilowatts output and efficiency; and
•	product price.

We believe our primary competition in the mobile generator market will be from well-established companies such as Cummins, Caterpillar Inc., Doosan Group, Wacker Neuson SE, Multi Quip Inc. and Generac Power Systems All of them offer towable, trailer-mounted generators. Only Cummins Onan offers an onboard generator, and it is specifically engineered for mobile emergency vehicle use.

Portable generators address a need for mobile electric power in the commercial, leisure and residential markets. As outputs tend to range from 1 to 20 kilowatts (kW), the competition they provide is only at the lowest end of our power output spectrum. Onan, Honda and Kohler are among the well-established brand names.

A standard option that can be ordered when purchasing a truck is a power take-off or PTO. PTOs are mounted to a truck’s drivetrain and redirect engine power to operate onboard equipment. Integrated power systems use the PTO to run an alternating current generator. Cool Tech has the capability to power the generator directly from the drivetrain or from a PTO.

Real Power from Contour Hardening, Inc. offers alternating current (AC) power systems driven by a PTO. System voltages range from 10 to 180 kVA. Those under 30 kW retrofit under the beds of class 3 to 5 diesel trucks. Systems larger than 100 kW require Class 6 diesel trucks and a side mount. An important difference between the Real Power and the MG systems is that the MG can generate up to 125 kW on class 3 to 5 trucks and it can operate independently from the transmission.

Modular integrated systems offer varying combinations of air compressors, welders, hydraulics and generators. Vanair Manufacturing, Inc’s Underdeck uses a PTO to power various combinations and output from 6.6 to 25 kilowatts.

HIPPO Multipower packages hydraulic, air, electric and welding into a single unit. Outputs range from 5.2 to 9 kW. The Enpak from Miller Electric Manufacturing Company offers the same package powered by a separate diesel engine that exports 6 kW of power.

Many electric vehicles (“EV”) and plug-in hybrid electric vehicles (“PHEV”) can use excess battery capacity to provide exportable power with no idling. Via Motors retails a plug-in hybrid electric van. The optional power export module provides 14.4 kW. Ford’s 2021 hybrid F-150 pickup truck exports 2.4 to 7.2 kilowatts of power. Odyne Systems, LLC, manufactures hybrid systems for medium and heavy-duty work trucks over 14,000 pounds. The systems export 6 to 18 kW of AC power.

Another way EV and PHEV can power onboard equipment is through an ePTO or electric power take-off which is essentially a battery-powered version of a PTO. Terex’s Corporation’s hybrid-electric system uses an ePTO to export up to 3.8 kW of power. Cummins, Inc. PHEV and EV drivetrain systems offer an exportable power option that provides 50 to 200 kW of grid-synchronized power. The drive system made by First Priority Greenfleet exports up to 120 kW of synchronized power.

Allison Transmission and a partner company combine a generator and transmission into a single casing to produce 30 to 125 kW of electric power.

While both the MG and the Allison Transmission are retrofittable, there are important differences. The Allison is limited to new vehicles that incorporate its 3,000 and 4,000 Series transmissions. The MG can produce up to 125 kW on an 8,000 pound as opposed to a 40,000-pound vehicle. Also, the MG’s power is produced independently from the transmission, consequently, the truck can still operate if the generator stops working.

Other companies use a vehicle’s engine to charge on-board batteries, which then run the generator when the vehicle is stopped. Output tends to be less than 50 kW and lithium-ion batteries typically power the system. The batteries have limited runtimes and a shorter lifespan than acid batteries. In addition, they must be cooled to operate properly. Altec Inc. Jobsite Energy Management System provides up to 4 kW of exportable power.

Aura Systems, Inc. and Mobile Electric Power Solutions, Inc. (“MEPS”) use a vehicle engine’s drive belt to turn a generator. MEPS provides up to 15 kW of AC power whereas Aura Systems generates up to 20 kW of direct current (DC) or AC power. Other MEPS engine or transmission-based electrical power take-off systems output small amounts in the range of 7 kW or 15 kW when two generators are aligned.

CoolTech’s Mobile Generation system can also provide Level 2 and Level 3 DC Fast Charging (up to and including 350 kVA on a Class 7 (13 liter) truck. ‘Levels’ indicate the charging power. The higher the level, the higher the power. More power equals shorter charging times. Level 2 is typically 240 volt AC (alternating current) power. Level 3 relies on 480 volt DC (direct current) power. Most Level 3 chargers provide an 80% charge in 30 minutes.

The Company expects to deliver even more power in the future. That’s because the system is retrofittable. It can be uninstalled and reinstalled on a larger truck that generates more torque.

Real Power uses a PTO driven generator to output 50 kW of power for Level 3 DC fast charging. Lightning Mobile puts a rechargeable package into a vehicle or trailer.to deliver DC fast charging at up to 80 kW and, optionally, Level 2 AC charging at up to 19.2 kW. In China, vans operated by Nio store about 200 kilowatt hours (kWh) for vehicle charging. The Blink Mobile Emergency Charger outputs up to 9.6 kW which equates to about 1 mile of charge per minute.

The Mobi EV Charger is essentially batteries on wheels with a joystick drive system. The Level 2 fast charger is equipped with an 80-kWh battery. SparkCharge’s transportable fast-charging system incorporates a battery module that provides up to 20 kW of power.

Another variation on mobile charging relies on a self-contained unit that is dropped into place. EVgo’s Fast Start incorporates a pair of 50-kilowatt fast chargers on a metal sled. EV Safe Charge offers a temporary Level 2 and DC fast charging systems delivered to locations on demand. Depending upon on-site capabilities, chargers are powered either through existing power at the location, solar panels, or self-contained generating systems. Electrify America and Volkswagen have installed 30 solar powered charging stations in rural California that two provide two Level 2 charging plugs.

Both the battery-on-wheels and the delivery and drop-off systems aim to address the problems with permitting, construction and electrical infrastructure upgrades common to permanent charging installations.

We believe our proprietary technology is so powerful, innovative, versatile, easy to use and offers very attractive price points that we can compete in and even disrupt the remote power generation market in spite of the challenges posed by our competition.

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

Suppliers

For mobile power generation, the required software and its vehicle integration will be supplied by third party provider of engineering services along with partner truck up-fitter and others to be named later.

Production level quantities of system components will be handled by at least three suppliers.

For the thermal technology applications in electric motors, a single supplier will provide the heat pipes and mechanical structure, which combine to make the heat exchangers. We will coordinate with them to combine our thermal technology with their technology in the creation of heat exchangers.

For dry pit submersibles (a type of submersible pump which can also operate in a dry environment), we intend to purchase the wound stator and the rotor-shaft from one of the largest electric motor manufacturers in the world. We intend to purchase the fully-machined castings from an American company and rely on assembly and testing by another corporation based in the USA.

As of April 6, 2021, we have not signed formal agreements with any suppliers.

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

As of April 6, 2021, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have a Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems. In addition, we have applied for and received a trademark for an acronym for one of our technologies: “TEHPC”

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may also rely on certain proprietary technologies and know-how that are not patentable.

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

The Company adds a mobile power generation system to Class 3-8 work trucks. In addition to an existing generator incorporating our thermal technology, the gearing system will incorporate our thermal technology as well. The vehicle and drive train operate normally in accordance with manufacturer’s specifications. No regulations are violated or exceeded. Nonetheless, in some markets, the Company will have to certify that it meets federal, state or local noise and emission regulations.

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

The Department of Transportation, National Highway Traffic Safety Administration (“NHTSA”) is charged with writing and enforcing safety and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle’s chassis or their voltage is below specified levels considered safe from electric shock hazards. Our planned no-idle version of our Mobile Generation system will be designed to meet or exceed these requirements.

Optional components such as solar panels, batteries, water purification or desalination systems will be supplied and warrantied by their manufacturers

In addition, the total weight of the additional components should remain within the vehicle’s gross vehicle weight rating. As a result, we believe that our retrofits will comply with federal and state transportation regulations.

While we do not create and market our products around government subsidies and tax incentives, a class 3 to 5 MG truck equipped with a charger can provide a Level II charge to one or more electric vehicles. Our 200 kVA truck will provide Level III DC fast charging and a medium duty class 6 truck (Ford F-650) can power what is informally known as a mega-charger for vehicles like the Porsche Taycan or Tesla-- all from the truck bed. Assuming the MG truck qualifies as a charging station almost every state and a number of municipalities and utilities offer grants, rebates, tax credits, or other incentives for electric vehicle charging stations.

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

Employees

As of April 6, 2021, we had two full time employees, one full time consultant and two part time employees. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During the years 2020 and 2019, we incurred research and development costs of $19,069 and $296,800, respectively. All costs were borne by the Company.

Item 1A: Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2020 and 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2020, we have incurred net losses of $55,830,210 since inception and have not yet commenced full operations, raising substantial doubt about our ability to continue as a going concern. As of December 31, 2020 we had $33 in cash on hand. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. We are pursuing various financing alternatives to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. The Company believes that if it does not obtain adequate working capital by the end of the second quarter 2021, it may need to cease or curtail operations.

We have approximately $2,639,500 in principal amount of promissory notes and if we are not able to make timely payments on these notes we may be in default.

We have approximately $2,639,500 in principal amount of promissory notes and if we are not able to make timely payments on these notes we may be in default. We do not have enough cash on hand to pay our obligations when due and may default on these notes. As a result if we default on the notes the lender will be able to seek to enforce the obligations on the notes which will hurt our business operations and may cause us to curtail or cease operations.

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

We have only recently commercialized our mobile power generation system. Funds from recent bridge financing financed a pilot run by Craftsmen Industries which is our manufacturing partner. We also have reason to believe from current negotiations that funds will be available for the transition from pilot run to full production of the mobile generation system. If we are unable to obtain additional funding in a timely manner it will have a negative impact. Any additional equity financing may involve substantial dilution to our then existing stockholders. The inability to raise the additional capital will restrict our ability to develop and conduct business operations.

We have a history of operating losses and can provide no assurance of our future operating results.

From incorporation in 2002 to December 31, 2020, we have incurred net losses of $55,830,210. The losses may continue into the foreseeable future. There can be no assurance we will ever operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

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

All of the above could negatively affect our financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of December 31, 2020, our disclosure controls and procedures and internal control over financial reporting were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the three officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee.

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

As of December 31, 2020, there are 3 shares of Series A preferred stock (“Series A Stock”) issued and outstanding (each such share of Series A Stock has the voting right of 50,000 shares of common stock) convertible into an aggregate of 150,000 shares of common stock and 2,727,270 shares of Series B preferred stock (“Series B Stock”) issued and outstanding. For so long as the Series B Stock is issued and outstanding, the holders of Series B Stock shall vote together as a single class with the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes on all such matters. There are also warrants to purchase an aggregate of 68,765,759 shares of common stock and options to purchase an aggregate of 4,000,000 shares of common stock outstanding. The issuance of shares upon conversion of preferred stock and exercise of warrants and options will result in substantial dilution to the interests of other stockholders.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Our officers, directors and Series B preferred shareholders own a substantial amount of our common stock and exercise significant control over our corporate governance and affairs which may result in their taking actions with which other shareholders do not agree.

Our executive officers and directors control approximately 5% of our outstanding common stock. In addition, a former director owns Series B preferred shares with two other stockholders. Together, they control 66 and 2/3 of the voting rights of the Company. The officers, directors and Series B stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders’ best interest, but which might negatively affect the market price of our common stock.

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

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 1,000,000,000 shares of common stock, par value $0.001 per share, of which as of April 6, 2021, 563,182,690 shares are issued, and outstanding excluding 1,000,000 shares held in escrow. On February 13, 2020, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market under Rule 144 or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Quarter Ended	High	Low

March 31, 2020	$0.010	$0.009
June 30, 2020	$0.010	$0.008
September 30, 2020	$0.021	$0.017
December 31, 2020	$0.016	$0.014
March 31, 2019	$0.070	$0.030
June 30, 2019	$0.070	$0.030
September 30, 2019	$0.070	$0.020
December 31, 2019	$0.030	$0.010

The last reported sales price of our common stock on the OTCQB on April 6, 2021, was $0.087.

As of April 6, 2021, there were 219 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--		--	--

Equity compensation plans not approved by security holders	11,860,714	(1)	$0.74	--

______________

(1)

Represents (i) options to purchase 1,000,000 shares of common stock at $2.00 per share to each of Timothy Hassett and Mark Hodowanec; (ii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iii) warrants to purchase 7,860,714 shares of common stock as set forth in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On January 3, 2020, Cool Technologies issued 2,238,806 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $15,000 on convertible debt with a principal of $168,300.

On January 6, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt with a principal of $179,950.

On January 8, 2020, Cool Technologies issued 3,174,603 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $168,300.

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt with a principal of $143,000.

On January 14, 2020, Cool Technologies issued 3,921,569 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $168,300.

On January 16, 2020, Cool Technologies issued 4,444,444 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $168,300.

On January 21, 2020, Cool Technologies issued 5,111,111 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $23,000 on convertible debt with a principal of $168,300.

On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt with a principal of $179,950.

On January 27, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,040 on convertible debt with a principal of $143,000.

On January 30, 2020, Cool Technologies issued 7,142,857 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt with a principal of $168,300.

On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon final conversion of $21,071 on convertible debt with a principal of $143,000.

On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt with a principal of $143,000.

On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt with a principal of $179,950.

On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt with a principal of $143,000.

On March 4, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt with a principal of $179,950.

On March 9, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt with a principal of $126,500.

On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt with a principal of $179,950.

On May 5, 2020, Cool Technologies issued 4,460,094 shares of common stock to Eagle Equities, LLC upon partial conversion of $31,667 on convertible debt with a principal of $126,500.

On May 8, 2020, Cool Technologies issued 2,352,941 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $141,000.

On June 1, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $69,000 on convertible debt with a principal of $179,950.

On June 5, 2020, Cool Technologies issued 3,325,335 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,561 on convertible debt with a principal of $126,500.

On June 12, 2020, Cool Technologies issued 3,924,883 shares of common stock to Eagle Equities, LLC upon partial conversion of $23,408 on convertible debt with a principal of $126,500.

On June 29, 2020, Cool Technologies issued 2,067,880 shares of common stock to Eagle Equities, LLC upon final conversion of $11,746 on convertible debt with a principal of $126,500.

On September 21, 2020, the Company issued 1,000,000 shares of common stock to LGH Investments, LLC pursuant to the terms of a promissory note agreement entered into on September 15, 2020. The shares were an inducement for the purchase of the promissory note.

On October 6, 2020, the Company issued 3,667,241 shares of common stock to LGH Investments, LLC upon final conversion of $21,270 on convertible debt with a principal of $179,950.

On October 9, 2020, the Company issued 1,000,000 shares of common stock to JSJ Investments, Inc. pursuant to the terms of a promissory note agreement entered into on October 8, 2020. The shares were issued as additional consideration for the purchase of the promissory note.

On October 12, 2020, the Company issued 995,920 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,879 on convertible debt with a principal of $139,150.

On October 16, 2020, the Company issued 1,082,114 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,909 on convertible debt with a principal of $139,150.

On October 21, 2020, the Company issued 1,136,784 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,945 on convertible debt with a principal of $139,150.

On October 29, 2020, the Company issued 1,271,206 shares of common stock to Eagle Equities, LLC upon partial conversion of $12,004 on convertible debt with a principal of $139,150.

On October 30, 2020, the Company issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $24,200 on convertible debt with a principal of $45,000.

On November 3, 2020, the Company issued 1,500,000 shares of common stock to LGH Investments, LLC pursuant to the terms of a promissory note agreement entered into on October 30, 2020. The shares were an inducement for the purchase of the promissory note.

On November 6, 2020, the Company issued 1,558,686 shares of common stock to Eagle Equities, LLC upon partial conversion of $12,063 on convertible debt with a principal of $139,150.

On November 10, 2020, the Company issued 1,606,697 shares of common stock to Eagle Equities, LLC upon final conversion of $12,092 on convertible debt with a principal of $139,150.

On November 12, 2020, the Company issued 5,500,000 shares of common stock to LGH Investments, LLC upon final conversion of $22,000.

On November 12, 2020, the Company issued 517,087 shares of our common stock to Eagle Equities, LLC upon final conversion of $3,892 on convertible debt with a principal of $143,000.

On November 23, 2020, the Company issued 20,356,630 shares of common stock to LGH Investments, LLC upon final conversion of $150,639 on convertible debt of $150,639.

On November 20, 2020, the Company issued 1,858,907 shares of common stock to Eagle Equities, LLC upon partial conversion of $13,990 on convertible debt with a principal of $139,150.

On December 7, 2020, the Company issued 2,360,436 shares of common stock to Eagle Equities, LLC upon conversion of $18,435 on a bridge promissory note with a principal of $139,150.

On December 14, 2020, the Company issued 2,370,294 shares of common stock to Eagle Equities, LLC upon partial conversion of $18,512 on convertible debt with a principal of $139,150.

On December 21, 2020, the Company issued 4,155,824 shares of common stock to Eagle Equities, LLC upon final conversion of $30,982 on convertible debt with a principal of $139,150.

On December 22, 2020, the Company issued 13,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $97,500 on convertible debt with a principal of $162,700.

On December 28, 2020, the Company issued 12,577,332 shares of common stock to LGH Investments, LLC upon partial conversion of $94,330 on convertible debt with a principal of $162,700.

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

As of December 31, 2020, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have one Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the December 31, 2020, the Company does not have the funds available to fulfill the orders.

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

If funding is received, it will be used to support completion of the initial phases of our business plan, which is to license our thermal technologies and applications; to license or sell a mobile electric power system; and to license our submersible motor dry pit technologies and/or to bring to market our technologies and applications through key distribution and joint venture partners. As of the filing date, it is uncertain whether COVID-19 will continue to have a significant impact on production and distribution of Company products.

The occurrence of an uncontrollable event such as the COVID-19 pandemic has negatively affected our operations over the past year. A pandemic typically results in social distancing, travel bans, lockdowns and quarantines. This has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, have impacted our operations and financial condition. It may also impact demand for our products and may continue to hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Significant Developments

Amendment of Series B Preferred Stock

On October 31, 2016, the Company filed an amended and restated Series B Preferred Stock Certificate of Designation (which was originally filed with the Secretary of State of Nevada on April 19, 2016 and amended on August 12, 2016) to designate 3,636,360 shares as Series B Preferred Stock and to provide for supermajority 66 2/3% voting rights for the Series B Preferred Stock. The Series B Preferred Stock will not bear dividends, will not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company, and will have no other preferences, rights, restrictions, or qualifications, except as otherwise provided by law or the articles of incorporation of the Company. The holders of Class B Stock shall have the right, at such holder’s option, at any time to convert such shares into common stock, in a conversion ratio of one share of common stock for each share of Class B Stock. If the common stock trades or is quoted at a price per share in excess of $2.25 for any twenty consecutive day trading period, (subject to appropriate adjustment for forward or reverse stock splits, recapitalizations, stock dividends and the like), the Series B Stock will automatically be convertible into the common stock in a conversion ratio of one share of common stock for each share of Series B Stock. The Series B Stock may not be sold, hypothecated, transferred, assigned or disposed without the prior written consent of the Company and the holders of the outstanding Series B Preferred Stock.

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

The value of the purchase commitment is expected to commitment to range between $1.2M and $3.9M.

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

Creation and Delivery of Business Proposals

The Company has been active in putting forth new business proposals in line with our strategy to target specific industry markets. We regularly review relevant press releases, major media articles and trade publications from various industries to keep up with trends and uncover opportunities. We also attend seminars and conferences to meet and network with prospective clients, however, COVID-19 has put a damper on such activities.

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

Among the politicians in attendance was Congressman Efraín Rocha Vega who is Secretary of the Commission of Development and Rural, Agricultural and Food Self-sufficiency Conservation, a member of the commission of Livestock and the commission of Environment, Sustainability, Climate Change and Natural Resources. Subsequent to the event, in an official Congressional Letter of Support, dated May 20, 2019, Congressman Rocha wrote: “The successful demonstration of these technologies further strengthens the Mexican Government’s support of Mexican entities that desire to purchase CoolTech products, as well as affirms our position to provide financial assistance to such entities.” The letter can be viewed in its entirety at: http://www.cooltechnologiesinc.com/content/pdf/MexicanLegislationandFinancialAssistanceLetter.pdf.

Introduction of new options

During the fourth quarter of 2019, the Company has introduced new options, which include an MG System that generates up to 200 kVA of electric power, water purification and desalination systems.

The truck mounted water purification and desalination units can produce from 2,800 to 14,000 gallons of fresh water every day. Assuming the average person needs 2 liters per day, 10,000 gallons is enough for 26,498 people.

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

New Strategic Alliance

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

New Sales Agent

In January 2021, the Company terminated its independent agent agreement with Gaia Energy of Gdansk, Poland.

On January 26, 2021, the Company signed an independent agent agreement with H&K Ventures, LLC of Morganhill, California. H&K will act as the Company’s independent agent.

The principals of H&K were also part of Gaia Energy. Consequently, the agreement and the expertise provide by H&K are essentially the same. H&K will concentrate on developing markets in Eastern Europe, the Middle East and Africa. The agreement describes the agent’s duties as “generating revenue, and investment funding, for the Company from various organizations including investment funds, end-users, channel partners, integrators, and OEMs.”

Team members of H&K Ventures include executives with more than twenty-five years’ experience with Panasonic, Ford Motor Company, Electronic Data Systems and the US Air Force in the fields of advanced technologies and an African diplomat with a thirty-year background working with and for diplomatic missions, non-governmental organizations and international disasters and aid management services.

The diplomat introduced CoolTech products at a recent African technical summit attended by representatives from 54 countries.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2020 and 2019 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2020, we have not commenced full operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. As of December 31, 2020, we have $33 in cash and we owe $319,000 and $2,639,500 for convertible and promissory notes, respectively. We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended December 31,
	2020	2019	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	357,884	657,178	(299,294)	(45.5)%
Consulting	316,068	331,107	(15,039)	(4.5)%
Professional fees	224,453	226,859	(2,406)	(1.1)%
Research and development	19,069	296,800	(277,731)	(93.6)%
General and administrative	68,309	242,994	(174,685)	(71.9)%
Total operating expenses	985,783	1,754,938	(769,155)	(43.8)%

Interest expense, net	(1,472,104)	(2,027,030)	554,926	27.3%
Change in fair value of derivative liability	(341,553)	330,728	(672,281)	(203.3)%
Gain (Loss) on extinguishment	75,757	208,328	(132,571)	(63.6)%

Net loss	(2,723,683)	(3,242,912)	519,229	(16.0)%

Less: Non-controlling interest	(913)	(1,600)	687	(42.9)%

Net loss to shareholders	$(2,722,770)	$(3,241,312)	$518,542	(16.0)%

Revenues

During the years ended December 31, 2020 and 2019, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of our Company. The order is in the production queue along with other existing orders.

Operating Expenses

Operating expenses decreased during the year ended December 31, 2020 compared to the year ended December 31, 2019, due to reductions in payroll and related expenses, consulting costs, professional fees, research and development as well as general and administrative.

The decrease in professional fees was due primarily to the reduced requirements for accounting and legal. The decrease in research and development was due to the focus on commercialization of the Company’s MG system. The decrease in general and administrative costs was due to limited funds.

During the year ended December 31, 2020, payroll and related expenses decreased by $299,294 due to the elimination of Mark Hodowanec’s salary after he resigned in July 2019 and due to the fact that the remaining officers received no salary during the first quarter and only one month’s salary in the second quarter.

Consulting expenses decreased from $331,107 in 2019 to $316,068 in 2020. This was due primarily to the reduced workload and payments for related-party consultants and general consultants as well as a reflection of the Company’s need to conserve cash

Professional fees decreased from $226,859 in 2019 to $224,453 in 2020. The decrease was negligible, as before professional fees consisted primarily of fees to retain legal representation to defend the Company against the eviction complaint.

Research and development expenses decreased from $296,800 in 2019 to $19,069 in 2020 due to the completion of the design of the MG system and the Company’s focus on its commercialization.

General and administrative expenses decreased from $242,994 in 2019 to $68,309 in 2020 due to limited funds.

Other Income and Expense

Interest expenses during the years ended December 31, 2020 and 2019 related primarily to our debt. The change in fair value of derivative liability reflects the change in fair value of the conversion features embedded in the convertible debt agreements entered into in September 2020, October 2020, and November 2020, and also includes the change in fair value of common share equivalents that were previously reclassified to derivative liability as a result of insufficient authorized but unissued shares.

Interest expense decreased during the year ended December 31 from $2,027,030 in 2019 to $1,472,104 in 2020 due to a number of vendors adding previously unrecognized interest to their bills. Interest expense decreased in 2020 primarily due to our debt.

Net Loss and Noncontrolling Interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On December 31, 2020, we had cash and cash equivalents of $33.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,042,484 and $6,821,643 on December 31, 2020 and 2019, respectively. The decrease in negative working capital was due to decreases in accounts payable, current debt and derivative liability. To that end, we owe approximately $319,000 for convertible notes that mature in the next eleven months and we owe another $2,639,500 in notes payable. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the second quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

February Convertible Note --On February 1, 2019, the Company entered into a convertible note agreement. It received $75,000 after an original issue discount of $7,500 in lieu of interest. The total amount of $82,500 plus 3% interest of $2,475 will be due on December 13, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.0125 per share In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

On January 6, 2020, the Company issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,950. On March 4, 2020, the Company issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,950. On March 24, 2020, the Company issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. On October 6, 2020, the Company issued 3,667,241 shares upon final conversion of $21,270 and the note was retired.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,000. On January 27, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,000. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,000. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,000. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,000. On June 7, 2020, the Company defaulted on the Note. As a result, the principal increases by 10% and a default interest rate of 24% per annum was applied. On November 12, 2020, Cool Technologies issued 517,087 shares upon final conversion of $3,892 and the note was retired.

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

On March 9, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500. On May 5, 2020, the Company issued 4,460,094 shares of common stock upon partial conversion of $31,667. On June 5, 2020, the Company issued 3,325,335 shares of common stock upon partial conversion of $26,561. On June 12, 2020, the Company issued 3,924,883 shares of common stock upon partial conversion $23,408. On June 29, 2020, the Company issued 2,067,880 shares of common stock upon final conversion of $11,746 and the note was retired.

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

On October 12, 2020, Cool Technologies issued 995,920 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,879. On October 16, 2020, the Company issued 1,082,114 shares of common stock upon partial conversion of $11,909. On October 21, 2020, the Company issued 1,136,784 shares of common stock upon partial conversion of $11,945. On October 29, 2020, the Company issued 1,271,206 shares of common stock upon partial conversion $12,004. On November 6, 2020, the Company issued 1,558,686 shares of common stock upon partial conversion of $12,063.

On November 10, 2020, Cool Technologies issued 1,606,697 shares of common stock to Eagle Equities, LLC upon partial conversion of $12,092 on convertible debt of $139,150. On November 20, 2020, the Company issued 1,858,907 shares of common stock upon partial conversion of $13,990. On December 7, 2020, the Company issued 2,360,436 shares of common stock upon partial conversion of $18,435. On December 14, 2020, the Company issued 2,370,294 shares of common stock upon partial conversion $18,512. On December 21, 2020, the Company issued 4,155,824 shares of common stock upon final conversion of $30,982 and the note was retired.

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

On December 22, 2020, Cool Technologies issued 13,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $97,500 on convertible debt of $162,700. On December 28, 2020, Cool Technologies issued 12,577,332 shares of common stock to LGH Investments, LLC upon final conversion of $94,330 and the note was retired.

December Convertible Note -- On December 5, 2019, the Company entered into a convertible note agreement. It received $103,000 with an original issue discount of $6,000 and an annual interest rate of 8%. The principal ($109,000) and interest will be due on December 5, 2020. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest Volume Weighted Average Price (VWAP) during the 10 trading days preceding the conversion date. In the event of default, the interest rate will be 18% per annum or the highest rate of interest permitted by law. On May 6, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $144,313. All terms and conditions remained the same. On November23, 2020, Cool Technologies issued 20,356,630 shares of common stock to LGH Investments, LLC upon final conversion of $150,639 and the note was retired.

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

On October 30, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $24,200. On November 12, 2020, Cool Technologies issued 5,500,000 shares of common stock to LGH Investments, LLC upon final conversion of $22,000 and the note was retired.

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

The PPP Loan is evidenced by a promissory note (the “Note”), between the Company and Small Business Administration (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. No collateral or guarantees were provided in connection with the PPP Note. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

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

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. As of December 31, 2020, the outstanding balance totaled $52,963.

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

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000. The total amount of $66,000 plus 3% interest or $1.980 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of December 31, 2020, the remaining balance totaled $67,980.

October Convertible Note -- On October 8, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $58,000 after an original issue discount of $6,000 and payment of $2,000 in legal fees. The total amount of $66,000 will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and the interest rate will increase to 18% until the default is remedied. As of December 31, 2020, the remaining balance totaled $76,625.

October Convertible Note -- On October 30, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,500,000 inducement shares of restricted common stock as additional consideration and received $45,000 after an original issue discount of $5,000. The total amount of $50,000 plus 3% interest or $1,500 will be due on May 30, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of December 31, 2020, the remaining balance totaled $51,500.

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000 will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2020, the remaining balance totaled $138,292.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(514,573)	$(1,352,953)
Net cash used in investing activities	(20,750)	(51,622)
Net cash provided by financing activities	520,050	1,395,446

Net cash from operating activities decreased due to reductions in net loss. Our investing activity decreased due to an elimination in the purchases of equipment which overwhelmed an increase in expenditure for intangible assets, which relates to the development of patents. Net cash provided by financing activities decreased primarily due to a reduction in proceeds of debt or debt borrowings.

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

Derivative financial instruments

When we issue debt that contains a conversion feature, we first evaluate whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying, typically the price of the Company’s stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

When we issue warrants to purchase our common stock, we must evaluate whether they meet the requirements to be treated as a derivative. Generally, warrants would be treated as a derivative if the provisions of the warrant agreement create uncertainty as to a) the number of shares to be issued upon exercise; or b) whether shares may be issued upon exercise.

If the conversion feature within convertible debt or warrants meets the requirements to be treated as a derivative, we estimate the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheet as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cool Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cool Technologies, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 1 to the Company’s consolidated financial statements, when the Company issues debt that contains  a  conversion  feature  and/or  warrants  to  purchase  common  stock,  it  first  evaluates  whether  the conversion feature meets the requirements to be treated as a derivative.  If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates and records the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance.  The derivative liability is revalued at the end of each reporting period.

We identified the Company’s application of the accounting for convertible notes and warrants as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt and warrant related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.

-

Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

-	Used an auditor specialist to calculate the fair value of the derivative liability using the Monte Carlo method to determine whether the derivative liability recorded by the Company was reasonable.

Impairment of Long-Lived Assets

As described in Note 1 to the Company’s consolidated financial statements, when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows.  If the sum of the expected future cash flows is less than the carrying amount, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds fair value.

We identified the Company’s application of impairment of long-lived assets as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained management’s impairment analysis on the intangibles and performed the following procedures:

-	Reviewed the analysis.

-	Tested supporting documentation related to management’s conclusion that the expected future cash flows is greater than the carrying value.

-

Assessed the assumptions used by management and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination that no impairment exists.

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

We have served as theCompany’s auditor since 2019.

Tampa, Florida

April 15, 2021

Cool Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$33	$15,306
Inventory	179,593	149,744
Prepaid expenses	--	5,000
Total current assets	179,626	170,050
Intangibles	233,942	213,192
Equipment, net	57,211	76,280
Total assets	$470,779	$459,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,473,513	$1,524,506
Accrued Interest Payable	763,641	407,037
Accrued liabilities – related party	1,143,235	913,948
Customer deposits – related party	400,000	400,000
Accrued payroll	106,742	62,049
Debt, current portion, net	2,938,836	2,971,232
Derivative liability	396,143	712,921
Total current liabilities	7,222,110	6,991,693

Debt, long-term portion	37,581	29,329
Total liabilities	7,259,691	7,021,022

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 shares issued and outstanding on December 31, 2020 and 2019.	--	--
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized: 2,727,270 issued and outstanding on December 31, 2020 and 2019.	2,727	2,727
Common stock, $.001 par value; 1,000,000,000 shares authorized; 508,674,682 and 267,450,916 shares issued and outstanding on December 31, 2020 and 2019, respectively.	508,675	267,450
Additional paid-in capital	48,520,062	46,265,016
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(55,830,210)	(53,107,440)
Non-controlling interest	(57,277)	(56,364)
Total stockholders’ deficit	(6,788,912)	(6,561,500)

Total liabilities and stockholders’ deficit	$470,779	$459,522

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2020	2019

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	357,884	657,178
Consulting	316,068	331,107
Professional fees	224,453	226,859
Research and development	19,069	296,800
General and administrative	68,309	242,994
Total operating expenses	985,783	1,754,938

Operating loss	(985,783)	(1,754,938)

Other income and (expense)
Interest expense, net	(1,472,104)	(2,027,030)
Change in fair value of derivative liability	(341,553)	330,728
Gain (Loss) on extinguishment	75,757	208,328

Net loss	(2,723,683)	(3,242,912)
Net loss attributable to non-controlling interest	(913)	(1,600)

Net loss attributable to Cool Technologies, Inc.	$(2,722,770)	$(3,241,312)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	401,652,835	238,714,877

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Preferred Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Issuable	Escrow	Deficit	Interest	Total
December 31, 2018	2,727,290	$2,727	214,705,916	$214,705	$45,160,994	$123,670	--	$8,441	$(49,866,128)	$(54,764)	$(4,410,355)
Debt converted	--	--	49,894,101	49,895	715,028	--	--	--	--	--	764,923
Stock issued for Services	--	--	350,000	350	7,350		--	--	--	--	7,700
Issuance of common stock issuable	--	--	1,650,000	1,650	93,350	(95,000)	--	--	--	--	--
Series A preferred stock to common stock	(17)	--	850,000	850	(850)	--	--	--	--	--	--
Stock issued with debt	--	--	--	--	--	30,000	--	--	--	--	30,000
Warrants issued for services	--	--	--	--	32,624	--	--	--	--	--	32,624
Warrants issued with debt	--	--	--	--	112,260	--	--	--	--	--	112,260
Debt issued with beneficial conversion feature	--	--	--	--	144,260	--	--	--	--	--	144,260
Net loss	--	--	--	--	--	--	--	--	(3,242,912)	--	(3,242,912)
Noncontrolling interest	--	--	--	--	--	--	--	--	1,600	(1,600)	--
December 31, 2019	2,727,273	2,727	267,450,017	267,450	46,265,016	58,670	--	8,441	(53,107,440)	(56,364)	(6,561,500)
Debt converted	--	--	232,724,665	232,725	2,050,027	--	--	--	--	--	2,282,752
Sale of Common Shares	--	--	7,500,000	7,500	83,900	--	--	--	--	--	91,400
Stock issued with debt	--	--	1,000,000	1,000	17,000	--	--	--	--	--	18,000
Warrants issued for services	--	--	--	--	91,465	--	--	--	--	--	91,465
Warrants issued with debt	--	--	--	--	12,654	--	--	--	--	--	12,654
Net Loss	--	--	--	----	--	--	--	--	(2,723,683)		(2,723,683)
Noncontrolling Interest	--	--	--	--	--	--	--	--	913	(913)	--
December 31, 2020	2,727,273	$2,727	508,674,682	$508,675	$48,520,062	$58,670	--	$8,441	$(55,830,210)	$(57,277)	$(6,788,912)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019
Operating Activities:
Net loss	$(2,723,683)	$(3,242,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	--	7,700
Warrants issued for services	91,465	32,624
(Gain) Loss on extinguishment of debt	(75,757)	(208,328)
Change in fair value of derivative liability	341,553	(330,728)
Amortization of debt discount	1,205,709	1,623,463
Depreciation expense	19,069	32,570
Changes in operating assets and liabilities:
Inventory	(29,849)	(95,270)
Prepaid expenses	5,000	7,000
Accounts payable	(20,993)	643,848
Accrued Interest Payable	398,933	--
Accrued liabilities – related party	229,827	170,080
Accrued payroll taxes	44,693	--
Net cash used in operating activities	(514,573)	(1,352,953)

Investing Activities:
Expenditure for Intangible assets	(20,750)	(7,218)
Purchase of Equipment	--	(44,404)
Net cash used in investing activities	(20,750)	(51,622)

Financing Activities:
Proceeds from sale of common stock	109,400	--
Proceeds from debt	475,100	1,524,333
Payments on debt	(64,450)	(128,887)
Net cash provided by financing activities	520,050	1,395,446

Net change in cash	(15,273)	(9,129)

Cash, beginning of period	15,306	24,435

Cash, end of period	$33	$15,306

Cash paid for:
Interest	$16,376	$65,933
Income taxes	--	--

Non-cash transactions:
Derivative liability due to issuance of debt	626,994	1,138,804
Reduction of common stock issuable by issuing stock	--	95,000
Liability converted to NP	30,000	--
Debt and interest settled for common stock	2,282,752	679,392
Stock and warrants issued with debt	12,654	142,260

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

The Company’s technologies are divided into two distinct but complementary categories: a) mobile power generation, and b) heat dispersion technology.

As of December 31, 2020, CoolTech has seven US patents, one Canadian patent, one granted Mexican and one granted Canadian patent, two pending applications (1 in the US, 1 in Brazil) in the area of composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). Cool Technologies also has a Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

The Company intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers and by licensing or selling a mobile electric power system to commercial vehicle and fleet owners.

Basis of Presentation, Use of Estimates and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated upon consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $55,830,210 since inception. As of December 31, 2020, its debts include $319,000 in convertible notes and $2,639,500 in notes payable. The cash available totals $33. CoolTech has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those CoolTech uses in its internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, it recognizes an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. Cool Technologies may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumption’s management believes hypothetical marketplace participants would use. The Company has not recorded any impairment expense on its long-lived assets as of December 31, 2020.

Debt – original issue discount

When the Company issues notes payable with a face value higher than the proceeds it receives, CoolTech records the difference as a debt discount and amortizes it through interest expense over the life of the underlying note payable.

Derivative financial instruments

When the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying, typically the price of the Company’s stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

When Cool Technologies issues warrants to purchase its common stock, the Company must evaluate whether they meet the requirements to be treated as a derivative. Generally, warrants would be treated as a derivative if the provisions of the warrant agreement create uncertainty as to a) the number of shares to be issued upon exercise; or b) whether shares may be issued upon exercise.

If the conversion feature within convertible debt or warrants meets the requirements to be treated as a derivative, CoolTech estimates the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statements of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with Accounting Standards Codification (“ASC”) 815-40-35-12 “Derivatives and Hedging” (which provides comprehensive guidance on derivative and hedging transactions) whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Revenue

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” and all related amendments. The core principle of Topic 606 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations.

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

Income taxes

Cool Technologies recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. CoolTech also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of December 31, 2020 and 2019, determined that there were no material uncertain tax positions.

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

Recently Issued Accounting Pronouncements

FASB ASU 2016-02 “Leases (Topic 842)”- In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is to be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the old model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The Company adopted this ASU on January 1, 2019. As the Company does not have outstanding leases, adopting this standard did not have a material impact on the Company’s consolidated financial statement or financial statement disclosure.

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2020	2019
Test vehicles	$147,893	$147,893
Other	5,000	5,000
	152,893	152,893
Less: accumulated depreciation	(95,682)	(76,613)
	$57,211	$76,280

Depreciation expense for the years ended December 31, 2020 and 2019, was $19,069 and $32,570, respectively.

Note 3 – Customer deposits – Related party

Customer deposits represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2020	2019
Notes payable	$2,639,500	$3,071,300
Convertible notes payable	319,000	381,667
PPP Loan	52,612	--
Vehicle financing	55,918	70,418
Related party advances	49,887	21,641
Note payable – UPT minority owner	110,000	80,000
	3,226,917	3,525,026
Debt discount	(250,500)	(524,465)
	2,976,417	3,000,561
Less: current portion	2,938,836	2,971,232
Long-term portion	$37,581	$29,329

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

On October 26, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On October 26, 2019, the Company and the investor signed an amendment to the agreement extending the maturity date for seven months. On November 20, 2020, they signed another amendment to the agreement in which they agreed that in the event there are any amounts outstanding under the Note on January 1, 2021, the investor shall be able to convert, any amounts outstanding under the Note into shares of common stock, at a conversion price of seventy one percent of the lowest Volume Weighted Average Price (VWAP) over the previous ten trading days prior to the delivery of a conversion notice.

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

On March 18, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property and CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On March 19, 2020, the Company defaulted on the note payable. The principal and interest as of May 19, 2020 total $317,038. As of the filing date, the Company has not received a notice of default for the note. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

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

Convertible notes payable

February Convertible Note --On February 1, 2019, the Company entered into a convertible note agreement. It received $75,000 after an original issue discount of $7,500 in lieu of interest. The total amount of $82,500 plus 3% interest or $2,475 will be due on December 13, 2019. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.0125 per share In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

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

On January 6, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,920 on convertible debt of $179,950. On January 21, 2020, Cool Technologies issued 10,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $22,400 on convertible debt of $179,950. On February 24, 2020, Cool Technologies issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $17,400 on convertible debt of $179,950. On March 4, 2020, Cool Technologies issued 6,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $8,840 on convertible debt of $179,950. On March 24, 2020, Cool Technologies issued 8,500,000 shares of common stock to LGH Investments, LLC upon partial conversion of $23,120 on convertible debt of $179,950. On October 6, 2020, Cool Technologies issued 3,667,241 shares upon final conversion of $21,270 and the note was retired.

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

On January 13, 2020, Cool Technologies issued 4,220,881 shares of common stock to Eagle Equities, LLC upon partial conversion of $20,978 on convertible debt of $143,000. On January 27, 2020, Cool Technologies issued 6,173,709 shares of common stock to Eagles Equities, LLC upon partial conversion of $21,040 on convertible debt of $143,000. On February 3, 2020, Cool Technologies issued 9,573,426 shares of common stock to Eagle Equities, LLC upon partial conversion of $21,071 on convertible debt of $143,000. On February 13, 2020, Cool Technologies issued 11,992,022 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,394 on convertible debt of $143,000. On March 2, 2020, Cool Technologies issued 9,820,030 shares of common stock to Eagle Equities, LLC upon partial conversion of $26,494 on convertible debt of $143,000. On June 7, 2020, the Company defaulted on note. As a result, the principal increased by 10% and of 24% per annum was applied. On November 12, 2020, Cool Technologies issued 517,087 shares upon final conversion of $3,892 and the note was retired.

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

On March 9, 2020, Cool Technologies issued 10,282,003 shares of common stock to Eagle Equities, LLC upon partial conversion of $40,151 on convertible debt of $126,500. On May 5, 2020, the Company issued 4,460,094 shares of common stock upon partial conversion of $31,667. On June 5, 2020, the Company issued 3,325,335 shares of common stock upon partial conversion of $26,561. On June 12, 2020, the Company issued 3,924,883 shares of common stock upon partial conversion $23,408. On June 29, 2020, the Company issued 2,067,880 shares of common stock upon final conversion of $11,746 and the note was retired.

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

On October 12, 2020, Cool Technologies issued 995,920 shares of common stock to Eagle Equities, LLC upon partial conversion of $11,879. On October 16, 2020, the Company issued 1,082,114 shares of common stock upon partial conversion of $11,909. On October 21, 2020, the Company issued 1,136,784 shares of common stock upon partial conversion of $11,945. On October 29, 2020, the Company issued 1,271,206 shares of common stock upon partial conversion $12,004. On November 6, 2020, the Company issued 1,558,686 shares of common stock upon partial conversion of $12,063.

On November 10, 2020, Cool Technologies issued 1,606,697 shares of common stock to Eagle Equities, LLC upon partial conversion of $12,092 on convertible debt of $139,150. On November 20, 2020, the Company issued 1,858,907 shares of common stock upon partial conversion of $13,990. On December 7, 2020, the Company issued 2,360,436 shares of common stock upon partial conversion of $18,435. On December 14, 2020, the Company issued 2,370,294 shares of common stock upon partial conversion $18,512. On December 21, 2020, the Company issued 4,155,824 shares of common stock upon final conversion of $30,982 and the note was retired.

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

On December 22, 2020, Cool Technologies issued 13,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $97,500 on convertible debt of $162,700. On December 28, 2020, Cool Technologies issued 12,577,332 shares of common stock to LGH Investments, LLC upon final conversion of $94,330 and the note was retired.

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

On May 8, 2020, the noteholder sold the convertible note to LGH Investments, LLC for $144,313. All terms and conditions remained the same. On November 23, 2020, Cool Technologies issued 20,356,630 shares of common stock to LGH Investments, LLC upon final conversion of $150,639 and the note was retired.

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

On October 30, 2020, Cool Technologies issued 5,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $24,200. On November 12, 2020, Cool Technologies issued 5,500,000 shares of common stock to LGH Investments, LLC upon final conversion of $22,000 and the note was retired.

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000, plus 3% interest or $1,980. The total amount of $67,980 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of December 31, 2020, the remaining balance totaled $67,980.

October Convertible Note -- On October 8, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $58,000 after an original issue discount of $6,000 and payment of $2,000 in legal fees. The total amount of $66,000 will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and the interest rate will increase to 18% until the default is remedied. As of December 31, 2020, the remaining balance totaled $76,625.

October Convertible Note -- On October 30, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,500,000 inducement shares of restricted common stock as additional consideration and received $45,000 after an original issue discount of $5,000. The total amount of $50,000 plus 3% interest or $1,500 will be due on May 30, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of December 31, 2020, the remaining balance totaled $51,500.

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000 will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2020, the remaining balance totaled $138,292.

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

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2018	14,467,717	$0.05	4.6	$1,564
Granted	4,200,000	0.03	5.0	220,000
Forfeited or expired	(200,000)	0.08	--	10,000
Exercised	--	--	--	--
Outstanding, December 31, 2019	18,467,717	0.05	3.7	941,144
Exercisable, December 31, 2019	18,467,717	0.05	3.7	941,144
Granted	5,000,000	0.01	4.4	36,800
Forfeited or expired	--	--	--	--
Exercised	--	--	--	--
Outstanding, December 31, 2020	23,467,717	0.04	3.1	36,800
Exercisable, December 31, 2020	23,467,717	$0.04	3.1	$36,800

Transactions with Related Parties

The related party advances, in the amount of $49,887, is held by two of the Company’s officers and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $110,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2021	$3,189,336
2022	15,036
2023	15,036
2024	7,509
$3,226,917

Note 5 – Derivative Liability

Under the terms of the September 2020, October 2020, and November 2020 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Year ended December 31,
	2020	2019
Volatility	177%-257%	114%-148%
Risk-free interest rate	.09%-.10%	1.50%-2.50%
Expected life (years)	0.29 – 0.88	0.9 - 1.2
Dividend yield	--	--

Changes in the derivative liability were as follows:

	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities on December 31, 2018	--	--	$149,759
Conversions of convertible debt	--	--	(79,027)
Issuance of convertible debt and other derivatives	--	--	1,138,804
Extinguishment of convertible debt			(165,887)
Change in fair value	--	--	(330,728)
Convertible debt and other derivative liabilities on December 31, 2019	--	--	712,921
Conversions of convertible debt	--	--	(904,070)
Issuance of convertible debt and other derivatives	--	--	552,232
Extinguishment of convertible debt	--	--	(306,493)
Change in fair value	--	--	341,553
Convertible debt and other derivative liabilities on December 31, 2020	--	--	$396,143

Note 6 – Commitments and Contingencies

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of December 31, 2020 and 2019, $50,000 is still due, which is included within accounts payable on the consolidated balance sheets.

From time to time, Cool Technologies may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

Note 7 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of December 31, 2020.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of December 31, 2020, and 2019, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of December 31, 2020 and 2019, the number of shares of common stock to be issued was the same: 494,697 shares.

Common stock warrants issued with the sale of CoolTech’s common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of December 31, 2020 and 2019, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	52,367,887	$0.18	1.3	$114,900
Granted	--	--
Forfeited or expired	(6,853,719)	0.56
Outstanding, December 31, 2019	45,514,168	0.12	1.1
Exercisable, December 31, 2019	45,514,168	0.12	1.1
Granted	3,750,000	0.02
Exercised	--	--
Forfeited or expired	(16,132,629)	0.17
Outstanding, December 31, 2020	33,131,539	0.08	1.0	-
Exercisable, December 31, 2020	33,131,539	$0.08	1.0	$-

Note 8 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2020	2019
Nonemployee common stock	$--	$7,700
Nonemployee warrants – fully vested upon issuance	--	--
Total share-based expense charged against income	$--	$7,700

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

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
		2,600,000

The common stock warrants have a three-year life and an exercise price of $1.00 per share. The grant date fair value was $2,586,000. On June 30, 2017, the agreement expired. None of the performance conditions were met prior to expiration, so no expense will be recognized, and no common stock warrants will vest under the performance conditions. During the year ended December 21, 2017, 120,000 of the common stock warrants under the service condition vested with the passage of time and the Company recognized expense of $6,118. There is no remaining service award expense to recognize. During 2019, 240,000 of the common stock warrants expired. During the first half of 2020, the remaining 120,000 warrants expired.

Nonemployee common stock

Other

During the year ended December 31, 2019, Cool Technologies issued an additional 350,000 shares of common stock, respectively, in exchange for services, with a fair value of $7,700. None were issued during the year ended December 31, 2020.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	13,445,836	$0.27	1.4	$78,000
Granted	2,100,000	0.004
Forfeited or expired	(5,810,000)	0.49
Outstanding, December 31, 2019	9,735,836	0.36	1.3	$2,000
Exercisable, December 31, 2019	9,735,836	0.36	1.3	$2,000
Granted	5,500,000	0.02
Exercised	--	--
Forfeited or expired	(3,319,333)	0.12
Outstanding, December 31, 2020	11,916,503	0.05	1.9	$10,500
Exercisable, December 31, 2020	11,916,503	$0.05	1.9	$10,500

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully vested common stock warrants:

Year ended December 31,
	2020	2019
Volatility	174%- 183%	125%-148%
Risk-free interest rate	0.17%- 0.36%	1.60%-1.70%
Expected life (years)	0.9 -1.0	.05 – 4.20
Dividend yield	--	--

No fully vested common stock warrants were exercised in 2020 and 2019.

Nonemployee common stock warrants -- Service and performance conditions

Summary

The following summarizes the activity for warrants that have performance and service conditions. There were no grants in 2020.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	360,000	$1.00	0.40
Granted	--	--	--
Forfeited or expired	(240,000)	1.00	0.00
Outstanding, December 31, 2019	120,000	1.00	0.39
Exercisable, December 31, 2019	120,000	1.00	0.39
Granted	--	--	--
Forfeited or expired	(120,000)	1.00	0.00
Outstanding, December 31, 2020	--	--	--
Exercisable, December 31, 2020	--	$--	--	$--

Legal settlement – Replacement warrants

Under the terms of the February 2016 Waiver of Performance and Second Amendment to Settlement Agreement with Spirit Bear, the Company agreed in April to issue replacement warrants for previously amended and replaced warrants. Six million of the previously amended and replaced warrants owned by Spirit Bear and by Leonora Lorenzo had their expiration dates extended from January 29, 2017, until January 29, 2020, and had their exercise price reduced from $0.25 to $0.10 per share.

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

Employee stock options – Fully-vested upon grant

Cool Technologies granted stock options to certain members of management in 2014 that were fully vested at the date of grant. There were no grants in 2020 or 2019. The following is a summary of fully vested stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2018	4,000,000	$2.00	--	$--
Outstanding, December 31, 2019	4,000,000	2.00	--	--
Exercisable, December 31, 2019	4,000,000	2.00	--	--
Outstanding, December 31, 2020	4,000,000	2.00	--	--
Exercisable, December 31, 2020	4,000,000	$2.00	--	$--

Note 9 – Income Taxes

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2020	2019
Net operating loss carryforwards	$7,881,536	$7,153,247
Equity-based instruments	6,490,670	6,467,488
Accrued liabilities	177,609	332,655
Deferred Revenue	96,311	96,311
Pass-through losses	104,685	100,315
Valuation allowance	(14,750,811)	(14,150,016)
Deferred tax asset	$--	$--

Effective January 1, 2018, the Federal corporate income tax rate has been decreased from 34% to 21%. The effect of this change on deferred taxes and the valuation allowance on December 31, 2017 was approximately $6.5 million. The NOLs that have been generated December 31, 2017 and prior are going to be 100% allowable against future income and will expire in 20 years. NOLs generated January 1, 2018 and forward will be subject to the 80% limitation and they will never expire. For the year ended December 31, 2019, the increase in the valuation allowance was $546,422 and for the year ended December 31, 2020, the increase in the valuation allowance was $546,422

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2020	2019
Income tax benefit at statutory rate	$(571,973)	$(681,012)
State income tax, net of Federal benefit	(118,344)	(140,905)
Convertible debt	89,296	274,844
Other adjustments	230	405
Meals and entertainment	--	246
Increase in valuation allowance	600,791	546,422
Income tax benefit	$--	$--

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

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2020	2019
Net loss available for stockholders	$(2,722,770)	$(3,241,312)
Weighted average outstanding shares of common stock	401,652,835	238,714,877
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	401,652,835	238,714,877

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2020	2019
Stock options	4,000,000	4,000,000
Common stock warrants	68,765,759	74,830,224
Common stock issuable	--	494,697
Convertible notes	42,760,597	170,228,752
Convertible preferred stock	2,877,270	2,877,270
Convertible preferred stock issuable	--	--
Total	118,403,626	252,430,943
Total exercisable on December 31	75,643,029	175,538,408

Note 11 – Subsequent Events

The Company has evaluated all the events or transactions that have occurred since December 31, 2020 and determined that the following should be disclosed:

On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 19, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On January 20, 2021, the Company issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt and interest of $333,938.

On January 22, 2021, the Company issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt and interest of $333,938.

On January 26, 2021, the Company signed an independent agent agreement with H&K Ventures, LLC of Morgan Hill, California. H&K will concentrate on developing markets in Eastern Europe, the Middle East and Africa. The agreement describes the agent’s duties as “generating revenue, and investment funding for the Company from various organizations including investment funds, end-users, channel partners, integrators, and OEMs.

On February 3, 2021, the Company issued 2,653,125 shares of common stock to LGH Investments, LLC upon final conversion of $38,205 (minus an adjustment of $20,963 for a previous conversion overage) on convertible debt and interest of $333,938.

On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $73,000 after an original issue discount of $4,000. The total amount of $77,000 will be due on February 4, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

On February 10, 2021, the Company issued 6,798,000 shares of common stock to LGH Investments, LLC upon final conversion of convertible debt and interest of $84,975.

On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied.

On March 17, 2021, the Company issued 3,468,367 shares of common stock to LGH Investments, LLC upon final conversion of convertible debt and interest of $67,980.

On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied.

On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that the Company’s disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that Cool Technologies files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because Cool Technologies has only three officers and limited personnel, the Company’s internal controls are not effective for the following reasons, (1) there are limited entity-level controls because of the limited time and abilities of the three officers, (2) it has not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company’s internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation, management concluded that Cool Technologies’ internal controls over financial reporting were not effective as of December 31, 2020.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. The Company uses a third-party consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and prepare financial statements Any deviation or errors are reported to management.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	60	Chairman and Chief Executive Officer and Director
Quentin Ponder	91	Vice Chairman Chief Financial Officer and Director
Judson Bibb	64	Vice President, Secretary and Director
Christopher McKee	52	Director
Richard “Dick” Schul	74	Director
Donald Bowman	52	Director
Steven Wilburn	72	Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

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

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our Chief Financial Officer and Treasurer, Quentin Ponder. The warrants may be exercised on a cashless basis.

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

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our Secretary and Vice President, Judson Bibb, The warrants may be exercised on a cashless basis.

Christopher McKee has been a director of the Company since August 19, 2015. Mr. McKee joined GTT Communications, Inc. (“GTT”) (NYSE GTT) in 2008 and is GTT’s President, Infrastructure. Mr. McKee is responsible for running the Infrastructure Division of GTT which is being sold to I Squared Capital for $2.15 Billion. That transaction is expected to Close in 2Q 2021. Mr. McKee has over 20 years of broad legal experience in the telecommunications industry. Prior to joining GTT, he served as General Counsel for StarVox Communications where he was responsible for the Company’s legal department, mergers and acquisitions, employment law, litigation, and legal support for the sales teams. Mr. McKee also formerly served as Vice President and Assistant General Counsel for Covad Communications where he headed its Washington, DC office and directed its federal and state regulatory compliance and advocacy efforts. Mr. McKee previously worked for XO Communications, Net2000 Communications and was in private practice in Washington, DC as an associate at Dickstein Shapiro and Cooley LLP. Mr. McKee earned a law degree from Syracuse University and received his Bachelor of Arts from Colby College. Mr. McKee’s background of supply chain, micro-cap and small cap as well as his M&A background and his knowledge and experience of regulatory compliance and company legal structure led to the decision to appoint Mr. McKee to the board.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 600,000 shares of common stock at an exercise price of $0.02 per share, to a director, Chris McKee. The warrants may be exercised on a cashless basis.

Richard J. “Dick” Schul has been a director of the Company since August 19, 2015. Since November 2013, Mr. Schul has been an independent management consultant providing management and strategic planning services to company executives. Mr. Schul started his career with Emerson Electric in St. Louis in 1981, where he held positions of increasing responsibility throughout, including marketing manager, director of marketing and vice president of marketing for Emerson Motors (a global leader in generator technology) through 1989. In 1990, Mr. Schul was named president of Alco Controls Division of Emerson in Maryland Heights. In 1997, Mr. Schul was named president of Emerson’s Air Moving Motors Division. In 1998 Mr. Schul was named president of Specialty and Air Moving Motors and in 2000 was named group vice president of Emerson’s Commercial Industrial Motors group. In 2004, Mr. Schul was named group vice president of Emerson Climate Technologies. Mr. Shul received the Richard Schultz award and the Distinguished Service Award (highest award given by the Air Conditioning, Heating, and Refrigeration Institute in November 2011. Mr. Schul retired from Emerson in November 2011 after 43 years in the HVACR industry. Mr. Schul continued to work part-time as a consultant for Emerson through 2013. Mr. Schul graduated from Indiana Institute of Technology with a BS in Mechanical Engineering in 1969 and an MBA from the University of Dayton in 1976. Mr. Schul’s background in the motor and generator industries as well as his business relationships led to the decision to appoint Mr. Schul to the board.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 600,000 shares of common stock at an exercise price of $0.02 per share, to a director, Richard Schul. The warrants may be exercised on a cashless basis.

Donald L. Bowman has been a director of the Company since August 19, 2015. Mr. Bowman has been Chief Executive Officer of BVU Authority (formerly known as Bristol Virginia Utilities) since November 2013. BVU Authority is a utility system that provides electric, water, wastewater and fiber optic telecommunication and information services to the City of Bristol and the surrounding area. From 2011 to November 2013, Mr. Bowman provided consulting services to the legal industry and various California businesses. Mr. Bowman served as Operations and Business Development Manager and consultant to the General Manager of Lemo USA Inc., from 2006-2011. Prior thereto from 2004 to 2006, Mr. Bowman served as Vice President and General Counsel of WaveCrest Laboratories LLC, a technology company in Northern Virginia (“WaveCrest”). Prior to WaveCrest, Mr. Bowman served as Associate General Corporate Counsel of MeadWestvaco from 2001 to 2004. Mr. Bowman was an associate at the law firm of Dickstein Shapiro in Washington D.C. from 1999 to 2001. Mr. Bowman’s has a Juris Doctorate from the University of Virginia School of Law (1998), a Master’s in Engineering Management from the Florida Institute of Technology (1993), a Master’s in Civil and Environmental Engineering from Old Dominion University (1992), and a Bachelor of Science in Civil Engineering with Highest Honors from Virginia Military Institute (1990). He is a licensed professional engineer in the state of Virginia. He has been a registered patent attorney with the U.S. Patent and Trademark Office for over fourteen years. Mr. Bowman served five years on active duty as an officer with the United States Navy and retired as Commander from the U.S. Naval Reserves in 2011. Mr. Bowman’s business and legal background led to the decision to appoint Mr. Bowman to the board.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 450,000 shares of common stock at an exercise price of $0.02 per share, to a director, Don Bowman. The warrants may be exercised on a cashless basis.

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

On November 16, 2019, we issued for services to the Company thirty month warrants to purchase a total of 200,000 shares of common stock at an exercise price of $0.032 per share, to a member of the board of advisors who subsequently became director two months later, Stephen Wilburn. The warrants may be exercised on a cashless basis.

Family relationships

There are no family relationships among any of our officers or directors.

Involvement in legal proceedings

Other than described above in “Legal Proceedings”, there are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations,

Committees of the Board of Directors

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a “financial expert” within the meaning of the rules and regulations of the SEC.

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

Upon the execution of an Advisory Board Agreement, the Company issues a non-qualified 30-month warrant to purchase 200,000 shares of the Company’s common stock at an exercise price that has varied from $0.03 to $0.80 per share depending on the Company’s current share price. The warrant is immediately exercisable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that occurred during the fiscal year ended December 31, 2020:

·	All reports were filed on a timely basis

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2020 and 2019 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2020 (each a “named executive officer”).

Note: our CFO, Quentin Ponder, works under a consulting contract and, consequently, is not considered an employee. More information regarding his compensation can be found under “Consulting Agreements” below.

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Warrant Awards ($)	Option Awards ($)	All Other ($)		Total ($)
Timothy Hassett	2020	210,000	(3)	--	--	--	--	--	(1)	210,000
CEO and Chairman	2019	210,000	(4)	100,000	--	--	--	12,553	(1)	322,553

Quentin Ponder	2020	144,000		--	--	3,530	--	--		147,530
CFO	2019	144,000		--	--	--	--	--		144,000

Judson Bibb	2020	120,000	(5)	--	--	3,530	--	--	(1)	123,530
Vice President, Secretary and Director	2019	120,000	(6)	--	--	--	--	12,553	(1)	132,553

Mark Hodowanec,
Chief Technical Officer (7)	2019	175,000	(8)	--	--	--	--	12,553	(1)	187,553

____________

(1)	Represents health care insurance premiums paid by the Company.

(2)	Value of the warrants $13,537 received in consideration of extraordinary efforts.

(3)	Mr. Hassett was paid $210,000.

(4)	Mr. Hassett was paid $152,927 with the balance of $57,073 being earned and accrued.

(5)	Mr. Bibb was paid $120,000.

(6)	Mr. Bibb was paid $34,250 with the balance of $85,750 being earned and accrued.

(7)	Mr. Hodowanec resigned effective July 31, 2019.

(8)	Mr. Hodowanec was paid $85,800 with the balance of $89,200 being earned and accrued

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

On August 9, 2016, we entered into an employment agreement with Judson Bibb to serve as our Vice President for an initial annual salary of $120,000, to be paid in equal monthly installments. Mr. Bibb’s annual salary shall be increased to $150,000 upon the Company remaining cash flow positive for three consecutive months and to $180,000 upon the Company maintaining profitability for four consecutive quarters. The Company also agreed to include Mr. Bibb on its healthcare plan (As of June 15, 2016, the Company contracted with Freedom Life Insurance Company of America to provide a healthcare plan for its employees.). If Mr. Bibb’s employment is terminated without cause, he will be entitled to severance in the amount of two years’ salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company’s discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Bibb’s behalf that may be triggered under the Internal Revenue Code as a result. Mr. Bibb will not compete with the Company during the term of the agreement.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding on December 31, 2020.

OUTSTANDING EQUITY AWARDS ON DECEMBER 31, 2020

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

Compensation of Officers

On January 13, 2014, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and Section 14A of the Securities Exchange Act of 1934, as amended, our stockholders voted, on an advisory basis, to approve the compensation of the management team. This proposal, commonly known as a “say-on-pay” proposal, gave the Company’s stockholders the opportunity to express their views on the compensation of the Chairman and Chief Executive Officer, Timothy Hassett, and the rest of the management team.

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

Compensation of Directors

The Company has not yet established a compensation plan for its directors, however on September 20, 2017, each of our directors were issued three-year warrants to purchase 200,000 shares of the Company’s common stock at $0.08536 per share for serving on the board of directors. The warrants could have been exercised on a cashless basis, however, they expired on September 19, 2020.

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

On March 14, 2014, Don Bowman was granted a five-year warrant to purchase 250,000 shares of the Company’s common stock at $0.60 per share for legal services provided to the Company. The warrant may be exercised on a cashless basis.

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

On October 16, 2020, we issued three-year warrants to purchase a total of 750,000 shares of common stock at an exercise price of $0.02 per share, to a former director, Daniel Ustian, for services to the Company. The warrants may be exercised on a cashless basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 6, 2021, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 563,182,690 issued and outstanding shares of common stock and 3 issued and outstanding shares of Series A Stock (each such share of Series A Stock has the voting right of 50,000 shares of Common Stock) and 2,272,270 issued and outstanding shares of Series B Stock (collectively, the 3 holders of the shares are entitled to 66 2/3% of the total votes), as of April 6, 2021.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
5% or Greater Stockholders
Eric Paul Brown 1877 S. Wiesbrook Road Wheaton, Illinois 60189	3,877,269	(1)	66.66	%(2)

Christopher J. Jones 1314 E. Forest Avenue Wheaton, Illinois 60189	4,149,996	(3)	66.66	%(2)

Daniel C. Ustian 8 S. 270 Shires Court Naperville, IL 60504	7,408,582	(4)	66.66	%(2)

Directors and Executive Officers

Timothy Hassett	8,387,928	(5)	1.49%

Quentin Ponder	8,400,000	(6)	1.49%

Judson Bibb	9,170,400	(7)	1.63%

Christopher McKee	822,222	(8)	*

Richard J. “Dick” Schul	800,000	(9)	*

Donald Bowman	450,000	(10)	*

Steven Wilburn	200,000	(11)	*

All executive officers and directors as a group (7 persons)	28,230,550		5.01%

__________

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

(4)

Includes (i) 909,090 shares of Series B Stock which are convertible by Mr. Ustian into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Company’s common stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a currently exercisable warrant to purchase 909,090 shares of Common Stock at $0.07 per share, (iv) (v) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.22 per share, (vi) currently exercisable warrants to purchase 750,000 shares of Common Stock at $0.02 per share, (vii) a currently exercisable warrant to purchase 309,090 shares of Common Stock at $0.07 per share, and (viii) a currently exercisable warrant to purchase 2,000,000 shares of Common Stock at $0.05 per share..

(5)

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

(6)

Includes (i) a currently exercisable warrant to purchase 400,000 shares of Common Stock at $0.22 per share (ii) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.10 per share, (iii) currently exercisable warrants to purchase 400,000 shares of Common Stock at $0.02 per share, and (iv) current exercisable warrants to purchase 1,600,000 shares of Common Stock at $0.0714 per share.

(7)

Includes (i) options to purchase 2,000,000 shares of Common Stock at $2.00 per share, and (ii) a currently exercisable warrant to purchase 750,000 shares of Common Stock at $0.22 per share, (iii) a currently exercisable warrant to purchase 1,400,000 shares of Common Stock at $0.10 per share, (iv) currently exercisable warrants to purchase 400,000 shares of Common Stock at $0.02 per share, and (v) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.0714 per share.

(8)	Includes (i) a currently exercisable warrants to purchase 600,000 shares of Common Stock at $0.02 per share.
(9)	Includes (i) a currently exercisable warrant to purchase 100,000 shares of common stock at $0.22 and (ii) currently exercisable warrants to purchase 600,000 shares of Common Stock at $0.02 per share.
(10)	Represents a currently exercisable warrant to purchase 450,000 shares of Common Stock at $0.02 per share.
(11)	Represents a currently exercisable warrant to purchase 200,000 shares of Common Stock at $0.032 per share.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers, except that severance payments, if any, to which Messrs. Hassett and Bibb may be entitled under their employment agreements as described above in “Employment Agreements”, accelerate in the event of a change of control. The complete agreements for Mr. Hassett and Mr. Bibb are filed as exhibits 10.12 and 10.4 as noted in Item 15 below.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On November 16, 2019, we issued for services to the Company thirty month warrants to purchase a total of 200,000 shares of common stock at an exercise price of $0.032 per share, to a member of the board of advisors who subsequently became director two months later, Stephen Wilburn. The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 600,000 shares of common stock at an exercise price of $0.02 per share, to a director, Chris McKee. The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 600,000 shares of common stock at an exercise price of $0.02 per share, to a director, Richard Schul. The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 450,000 shares of common stock at an exercise price of $0.02 per share, to a director, Don Bowman. The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 750,000 shares of common stock at an exercise price of $0.02 per share, to a former director, Daniel Ustian. The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our Secretary and Vice President, Judson Bibb, The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our Chief Financial Officer and Treasurer, Quentin Ponder. The warrants may be exercised on a cashless basis.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the American Stock Exchange.

While five of our eight directors do not receive on-going consideration from the Company for their service as directors or officers, on October 16, 2020, five of the directors were awarded a warrant to purchase 200,000 shares of common stock and three of the four outside directors have received consideration for their service on the Company’s Board of Advisor. As the entire Board of Directors has yet to affirm that the respective individual directors do not have relationships that would interfere with the exercise of independent judgement in carrying out their directors’ responsibilities, none of our directors can be defined as “independent”.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2020 and 2019.

On January 2, 2019, the Company engaged Accell Audit and Compliance, P.A. (“Accell”) as the Company’s independent registered public accounting firm. Accell Audit and Compliance audited the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our accountant, Accell Audit and Compliance for audit and review services for the fiscal year ended December 31, 2020 were $94,500.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Accel Audit and Compliance, PA, respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC on August 9, 2007)
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on November 9, 2010)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC on August 9, 2007)
3.4	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2012)
3.5	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed with the SEC on May 15, 2012)
3.6	Bylaws, dated February 20, 2013 (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K filed with the SEC on April 15, 2013
3.6.1	Amendment to Article VII of the Bylaws (incorporated by reference to Exhibit 3.6.1 to the Company’s Form 8-K filed with the SEC on June 27, 2013)
3.7	Amendment to Article II, Section 2 of the Bylaws (incorporated by reference to Exhibit 3.7 to the Company’s Form 8-K filed with the SEC on January 17, 2014)
3.8	Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2012)
3.9

Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2013)

3.11	Amendment to Articles of Incorporation, dated March 20, 2017 (incorporated by reference to Exhibit 3.11 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2017)
4.5	$220,000 Convertible Promissory Note, dated January 26, 2018, issued to Lucas Hoppel (incorporated by reference to Exhibit 10.81 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
4.6	$385,000 Convertible Promissory Note, dated February 19, 2018, issued to Lucas Hoppel (incorporated by reference to Exhibit 10.82 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
4.7

Amendment to $180,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.83 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.8

Amendment to $165,000 Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.84 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.9	$140,800 Convertible Promissory Note, dated April 25, 2018, issued to PowerUp Lending Group (incorporated by reference to Exhibit 10.87 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
4.10	$110,000 Convertible Promissory Note, dated May 22, 2018, issued to Lucas Hoppel (incorporated by reference to Exhibit 10.88 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
4.11

Amendment to $220,000 Convertible Promissory Note, dated January 26, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.89 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.12

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.90 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.13	Scott Fergus Promissory Note July 5, 2018 (incorporated by reference to Exhibit 10.91 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
4.14

Amendment to $220,000 Convertible Promissory Note, dated January 26, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.92 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.15

Amendment to $385,000 Convertible Promissory Note, dated February 19,2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.93 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.16

Amendment to $110,000 Convertible Promissory Note, dated May 22, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.94 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.17

$152,000 Convertible Promissory Note, dated December 10, 2018, issued to PowerUp Lending Group (incorporated by reference to Exhibit 10.95 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.18

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.96 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

60

4.19

Amendment to Senior Convertible Note dated August 24, 2018 between the Company and KHIC, LLC (incorporated by reference to Exhibit 10.90 on the Company’s Form 10-Q filed with the SEC on October 17, 2018)

4.20

$140,000 Convertible Promissory Note dated February 11, 2019 issued to Power Up Lending Group, Ltd. (incorporated by reference to Exhibit 10.97 on the Company’s Form 10-Q filed with the SEC on  May 20, 2019)

4.21	$140,000 Convertible Promissory Note dated March 13, 2019 issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.98 on the Company’s Form 10-Q filed with the SEC on May 20, 2019)
4.22

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.99 on the Company’s Form 10-Q filed with the SEC on May 20, 2019)

4.23	$165,000 Convertible Promissory Note dated May 13, 2019 issued to LGH Investments, LLC (incorporated by reference to Exhibit 4.23 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.24	$143,000 Convertible Promissory Note dated June 6, 2019 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.24 on the Company’s Form 10-K filed with the SEC on October 17, 2018)
4.25	$168,300 Convertible Promissory Note dated June 28, 2019 issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.25 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.26

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 4.26 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

4.27	$126,500 Convertible Promissory Note dated August 28, 2019 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.27 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.28	$126,500 Convertible Promissory Note dated October 2, 2019 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.28 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.29

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 4.29 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

4.30

$141,000 Convertible Promissory Note dated November 6, 2019 issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.30 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

4.31	$109,000 Convertible Promissory Note dated December 5, 2019 issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 4.31 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.32

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 4.32 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

4.33	$40,000 Convertible Promissory Note dated January 30, 2020 issued to LGH Investments, LLC (incorporated by reference to Exhibit 10.90 on the Company’s Form 10-Q filed with the SEC on August 25, 2020)
4.34	$85,000 Convertible Promissory Note dated June 29, 2020 issued to Steve Schaner (incorporated by reference to Exhibit 4.34 on the Company’s Form 10-Q filed with the SEC on October 5, 2020)
4.35	$85,000 Promissory Note dated July 3, 2020 issued to 3&1 Capital Partners, LLC. (incorporated by reference to Exhibit 4.35 on the Company’s Form 10-Q filed with the SEC on October 5, 2020)
4.36

$60,000 Convertible Promissory Note and Stock Purchase Agreement dated September 15, 2020 issued to LGH Investments, LLC (incorporated by reference to Exhibit 4.36 on the Company’s Form 10-Q filed with the SEC on October 5, 2020)

4.37	$66,000 Convertible Promissory Note dated October 8, 2020 issued to JSJ Investments Inc. (incorporated by reference to Exhibit 4.37 on the Company’s Form 10-Q filed with the SEC on November 11, 2020)
4.38

$50,000 Convertible Promissory Note and Stock Purchase Agreement dated October 30, 2020 issued to LGH Investments, LLC. (incorporated by reference to Exhibit 4.38 on the Company’s Form 10-Q filed with the SEC on November 11, 2020)

4.39*	$137,000 Convertible Promissory Note and Securities Purchase Agreement dated November 18, 2020 issued to PowerUp Lending Group, Ltd.
4.40*	$132,000 Convertible Promissory Note and Securities Purchase Agreement dated January 18, 2021 issued to LGH Investments, LLC
4.41*	$77,000 Convertible Promissory Note and Securities Purchase Agreement dated February 4, 2021 issued to PowerUp Lending Group, Ltd.
4.42*	$165,000 Convertible Promissory Note dated February 25, 2021 issued to Lucas Ventures, LLC
4.43*	$71,700 Convertible Promissory Note and Stock Purchase Agreement dated March 12,2021 issued to PowerUp Lending Group, Ltd.
4.44*	$825,000 Convertible Promissory Note and Stock Purchase Agreement dated March 24, 2021 issued to LGH Investments, LLC
4.45*	$275,000 Convertible Promissory Note and Stock Purchase Agreement dated March 24, 2021 issued to Lucas Ventures, LLC
10.1	Form of Subscription Agreement and Warrant Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014)
10.2	Form of Subscription Agreement for Series B Stock (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8K filed with the SEC on November 11, 2016)
10.3	Form of Warrant for Series B Stock purchasers (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8K filed with the SEC on November 11, 2016)
10.4

Employment Agreement, dated July 13, 2016, between the Company and Judson Bibb (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)

10.5	Form of Advisory Board Agreement (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)
10.6

Agreement of Principal Terms, dated February 21, 2017, between Craftsmen Industries, Inc. and the Company (incorporated by reference to Exhibit 10.64 on the Company’s Form 10-K filed with the SEC on April 17, 2017)

61

10.7

Agreement, dated February 21, 2017, between the Company and Craftsman Industries, Inc. (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.9

Consulting Agreement with Summit Management Inc. dated December 28, 2016 (incorporated by reference to Exhibit 10.72 on the Company’s Registration Statement on Form S-1A with the SEC on October 25, 2017)

10.10

Agreement of Principal Terms, dated November 7, 2017, between the Company and Jatropha, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2017)

10.11	Judson Bibb representation and acknowledgement, March 7, 2018 (incorporated by reference to Exhibit 10.85 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
10.12	Timothy Hassett Employment Agreement dated March 3, 2014 (incorporated by reference to Exhibit 10.86 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
10.13

Amendment to Agreement in Principal Terms dated November 7, 2017 between the Company and Jatropha, Inc. (incorporated by reference to Exhibit 10.13 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

10.14	Joint Venture Agreement dated May 7, 2019 between the Company and Belirti Teknoloji, A.S. (incorporated by reference to Exhibit 10.14 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
10.15	Joint Venture Agreement dated May 20, 2019 between the Company and Key Options Pty. Ltd. (incorporated by reference to Exhibit 10.15 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
10.16	Independent Agent Agreement dated December 3, 2019 between the Company and Gaia Energy Spolka (incorporated by reference to Exhibit 10.16 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
10.17

Strategic Alliance Agreement dated December 16, 2019 between the Company and a consortium of VerdeWatts, LLC and FirmGreen, Inc. (incorporated by reference to Exhibit 10.17 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

10.18*	Independent Agent Agreement dated January 26, 2021 between the Company and H&K Ventures, LLC
16.1	Anton and Chia LLP Letter to the Securities and Exchange Commission dated January 7, 2018 (incorporated by reference to Exhibit 16.1 on the Company’s Current Report on Form 8-K filed with the SEC on
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

* Filed herewith

Item 16. Form 10-K Summary.

Not applicable.

62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Date: April 15, 2021	By:	/s/ Timothy Hassett
Timothy Hassett Chairman and Chief Executive Officer, (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 15, 2021
Timothy Hassett

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	April 15, 2021
Quentin Ponder	Treasurer and director (Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	April 15, 2021
Judson Bibb

/s/ Donald Bowman	Director	April 15, 2021
Donald Bowman

/s/ Christopher McKee	Director	April 15, 2021
Christopher McKee

/s/ Richard Schul	Director	April 15, 2021
Richard Schul

/s/ Steven Wilburn	Director	April 15, 2021
Steven Wilburn