Form 10-Q
period 2021-03-31
COOL TECHNOLOGIES, INC.
filed 2021-05-17
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 10, 2021, there were 571,081,617 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$821,030	$33
Inventory	179,593	179,593
Prepaid expenses and other assets	325,000	-
Total current assets	1,325,623	179,626
Intangibles	253,059	233,942
Equipment, net	52,248	57,211
Total assets	$1,630,930	$470,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,301,511	$1,473,513
Accrued interest payable	771,246	763,641
Accrued liabilities – related party	919,023	1,143,235
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	200,095	106,742
Debt, current portion, net of debt discount	3,729,819	2,938,836
Derivative liability	449,363	396,143
Total current liabilities	7,771,057	7,222,110

Debt, long-term portion	33,526	37,581
Total liabilities	7,804,583	7,259,691

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding at March 31, 2021 and December 31, 2020	2,727	2,727
Common stock, $.001 par value; 1,000,000,000 shares authorized; 564,094,174 and 508,674,682 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	564,095	508,675
Additional paid-in capital	50,756,190	48,520,062
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(57,507,163)	(55,830,210)
Non-controlling interest	(56,613)	(57,277)
Total stockholders’ deficit	(6,173,653)	(6,788,912)

Total liabilities and stockholders’ deficit	$1,630,930	$470,779

See accompanying notes to condensed consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	89,079	82,750
Consulting	104,500	62,000
Professional fees	76,063	46,800
Research and development	4,963	10,308
General and administrative	10,148	9,909
Total operating expenses	284,753	211,767

Operating loss	(284,753)	(211,767)

Other income (expense):
Interest expense	(487,948)	(367,207)
Change in fair value of derivative liability	(903,588)	(237,968)

Net loss	(1,676,289)	(816,942)
Less: Noncontrolling interest in net loss	(664)	(518)

Net loss to stockholders	$(1,675,625)	$(816,424)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	540,222,992	333,926,498

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
December 31, 2019	2,727,270	$2,727	267,450,017	$267,450	$46,265,016	$58,670	$8,441	$(53,107,440)	$(56,364)	$(6,561,500)
Warrants issued with debt	-	-	-	-	10,718	-	-	-	-	10,718
Debt converted	-	-	123,095,461	123,096	446,692	-	-	-	-	569,788
Net loss	-	-	-	-	-	-	-	(816,942)	-	(816,942)
Noncontrolling interest	-	-	-	-	-	-	-	518	(518)	-
March 31, 2020	2,727,270	$2,727	390,545,478	$390,546	$46,722,426	$58,670	$8,441	$(53,923,864)	$(56,882)	$(6,797,936)

December 31, 2020	2,727,273	$2,727	508,674,682	$508,675	$48,520,062	$58,670	$8,441	$(55,830,210)	$(57,277)	$(6,788,912)
Sale of common shares	-	-	2,500,000	2,500	22,500	-	-	-	-	25,000
Stock issued with debt	-	-	10,000,000	10,000	487,000	-	-	-	-	497,000
Warrants issued with debt	-	-	-	-	70,133	-	-	-	-	70,133
Debt converted	-	-	42,919,492	42,920	1,656,495	-	-	-	-	1,699,415
Net loss	-	-	-	-	-	-	-	(1,676,289)	-	(1,676,289)
Noncontrolling interest	-	-	-	-	-	-	-	(664)	664	-
March 31, 2021	2,727,273	$2,727	564,094,174	$564,095	$50,756,190	$58,670	$8,441	$(57,507,163)	$(56,613)	$(6,173,653)

See accompanying notes to condensed consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2021	2020
Operating Activities:
Net loss	$(1,676,289)	$(816,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	257,775	--
Change in fair value of derivative liability	903,588	237,968
Amortization of debt discount	146,981	250,726
Depreciation expense	4,963	10,308
Changes in operating assets and liabilities:
Prepaid assets	--	5,000
Accounts payable	(172,001)	201,312
Accrued liabilities – related party	(224,212)	82,500
Accrued interest payable	82,535	--
Accrued payroll taxes	93,352	--
Net cash from operating activities	(583,308)	(29,128)

Investing Activities:
Intangible assets	(19,117)	(7,747)
Net cash from investing activities	(19,117)	(7,747)

Financing Activities:
Proceeds from debt	1,405,000	72,000
Payments on debt	(6,578)	(50,300)
Proceeds from sale of common stock	25,000	--
Net cash from financing activities	1,423,422	21,700

Net (decrease) increase in cash	820,997	(15,175)

Cash, beginning of period	33	15,306

Cash, end of period	$821,030	$131

Cash paid for:
Interest	$33,982	$33,982
Income taxes	$--	$--

Non-cash investing and financing activities:
Debt and interest settled for common stock	$1,699,415	$569,788
Stock and warrants issued with debt	567,133	10,718
Derivative liability offset by debt discount	383,117	--

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

As of March 31, 2021, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system and radial vent thermal technology as well as a pending PCT application that covers integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2021, have been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $57,507,163 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Note 3 – Debt

Debt consists of the following:

	March 31, 2021	December 31, 2020
Notes payable	$2,316,517	$2,639,500
Convertible notes payable	1,798,700	319,000
PPP Loan	52,612	52,612
Vehicle financing	48,777	55,918
Note payable – related party	48,537	49,887
Note payable – UPT minority owner	110,000	110,000
	4,375,143	3,226,917
Debt discount	(611,798)	(250,500)
	3,763,345	2,976,417
Less: current portion	(3,729,819)	(2,938,836)
Long-term portion	$33,526	$37,581

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

The PPP Loan is evidenced by a promissory note (the “Note”), between the Company and Small Business Administration (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. No collateral or guarantees were provided in connection with the PPP Notes. No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).

The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company submitted a request and provided documentation regarding its compliance with applicable requirements. If and when the loan is forgiven, the principal and interest will be removed from the Company’s books. If forgiveness is not granted, the Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. No assurance can be provided that forgiveness for all or any portion of the PPP Loan will be obtained.

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

On January 3, 2020, Cool Technologies issued 2,238,806 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt of $168,300. On January 8, 2020, Cool Technologies issued 3,174,603 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 14, 2020, Cool Technologies issued 3,921,569 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 16, 2020, Cool Technologies issued 4,444,444 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 21, 2020, Cool Technologies issued 5,111,111 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $23,000 on convertible debt of $168,300. On January 30, 2020, Cool Technologies issued 7,142,857 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On February 3, 2020, Cool Technologies wired $72,000 to Power Up Lending Group, Ltd. and the note with convertible debt of $168,300 was retired.

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

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000, plus 3% interest or $1,980. The total amount of $67,980 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On March 17, 2021, Cool Technologies issued 3,468,367 shares of common stock to LGH Investments, LLC upon conversion of $67,980 and the note was retired.

October Convertible Note -- On October 8, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $58,000 after an original issue discount of $6,000 and payment of $2,000 in legal fees. The total amount of $66,000 will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and the interest rate will increase to 18% until the default is remedied. As of March 31, 2021, the remaining balance totaled $68,532.

October Convertible Note -- On October 30, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,500,000 inducement shares of restricted common stock as additional consideration and received $45,000 after an original issue discount of $5,000. The total amount of $50,000 plus 3% interest or $1,500 will be due on May 30, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $50,625.

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000 will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2021, the remaining balance totaled $140,993.

.

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $135,960.

February Convertible Note -- On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $70,000 after an original issue discount of $4,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $77,000 will be due on February 4, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2021, the remaining balance totaled $77,928.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $169,950.

March Convertible Note -- On March 12, 2021, the Company signed a promissory note agreement with an accredited investor. It received $65,000 after an original issue discount of $3,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $71,700 will be due on March 12, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2021, the remaining balance totaled $72,014.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $891,000.

Test Vehicle Financing

In July 2018, CoolTech traded-in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company entered into one finance agreement for the purchase of one test vehicle bearing an interest rate of 9.92% payable monthly over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	23,467,717	$0.04	3.1	$36,800
Granted	2,000,000	0.10	--	--
Forfeited or expired	--	--	--	--
Exercised	--	--	--	--
Outstanding, March 31, 2021	25,467,717	0.04	2.8	608,260
Exercisable, March 31, 2021	25,467,717	$0.04	2.8	$608,260

Transactions with Related Parties

The note payable - related party, in the amount of $48,537 at March 31, 2021, is held by the Company’s Chief Financial Officer and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $110,000 at March 31, 2021, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2021	$4,341,617
2022	15,008
2023	15,008
2024	3,510
$4,375,143

Note 4 – Derivative Liability

Under the terms of the October 8, 2020, November 18, 2020, February 4, 2021, and March 12, 2021 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Volatility	187.1-257.3%
Risk-free interest rate	0.05–0.13%
Expected life (years)	0.52–1.0
Dividend yield	--

Changes in the derivative liability were as follows:

	Three Months Ended March 31, 2021
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2020	$--	$--	$396,143	$396,143
Conversions of convertible debt	--	--	(1,233,484)	(1,233,484)
Issuance of convertible debt and other derivatives	--	--	383,116	383,116

Change in fair value	--	--	903,588	903,588
Convertible debt and other derivative liabilities at March 31, 2021	$--	$--	$449,363	$449,363

Note 5 – Commitments and Contingencies

Securities and Exchange Commission Settlement

On September 20, 2018, the SEC approved an offer to settle the enforcement proceedings against the Company pursuant to Section 21C of the Securities Exchange Act of 1934.

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

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its early stages. No amounts have been recorded as loss contingencies. No discovery has been conducted and there is no trial date.

There is also a potential arbitration claim by PGC Investments, LLC against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The company vigorously disputes that and believes it has the documentation and evidence to prevail. This arbitration claim has not been filed, and the parties are exploring the potential for an out-of-court settlement.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts escrowed, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of March 31, 2021.

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

Preferred stock issuable on the condensed, consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of March 31, 2021, and December 31, 2020, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of March 31, 2021 and December 31, 2020, the number of shares of common stock to be issued was 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of March 31, 2021, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	33,131,539	$0.08	1.0	$--
Granted	--	--	--	--
Forfeited or cancelled	(10,775,215)	0.13	--	--
Outstanding, March 31, 2021	22,356,324	0.06	1.1	291,125
Exercisable, March 31, 2021	22,356,324	$0.06	1.1	$291,125

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	11,916,503	$0.05	1.9	$10,500
Granted	--	--	--	--
Forfeited or expired	(1,266,503)	0.30	--	--
Outstanding, March 31, 2021	10,650,000	0.02	2.3	472,700
Exercisable, March 31, 2021	10,650,000	$0.02	2.3	$472,700

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2021	2020
Net loss available for stockholders	$(1,675,625)	$(816,424)
Weighted average outstanding shares of common stock	540,222,992	333,926,498
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	540,222,992	333,926,498

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	March 31
	2021	2020
Stock options	4,000,000	4,000,000
Common stock warrants	64,124,041	72,027,721
Common stock issuable	494,697	494,697
Convertible notes	51,717,929	117,025,451
Convertible preferred stock	2,877,270	2,877,270
Total	123,213,937	196,425,139
Total exercisable at March 31	67,496,008	120,636,050

Note 9 – Subsequent Events

On April 23, 2021, the Company issued 911,197 shares of common stock to JSJ Investments, Inc. upon partial conversion of $35,000 on principal of $66,000.

On April 27, 2021, the Company issued 880,675 shares of common stock to JSJ Investments, Inc. upon final conversion of $33,828 on principal of $66,000.

On May 3, 2021, the Company issued 5,150,000 shares of common stock to LGH Investments, LLC upon final conversion of $51,500 on principal of $50,000.

On May 7, 2021, the Company issued 45,471 shares of common stock to JSJ Investments, Inc. upon  conversion of $1,950 in accrued expenses on convertible note with a principal of $66,000.

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

The Company has developed a mobile power generation system (MG) that enables work trucks to generate electric power by running an in-chassis generator. The MG system can be manufactured into or retrofitted onto new and existing global truck platforms. CoolTech intends to market and sell the mobile power generation systems to government, commercial and fleet vehicle owners as well as original equipment manufacturers and individual users. Sales are expected to occur through the direct efforts of the Company, its sales agents and its joint venture partners. CoolTech may also license the MG system as well.

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

As of March 31, 2021, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have one Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the March 31, 2021, the Company does not have the funds available to fulfill the orders. To address the issue, the Company is working to close on non-dilutive funding, however, there can be no assurance that its efforts will be successful.

Craftsmen Industries was selected to produce the first systems due to its engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles and completed an initial production run vehicle two months later.

We have not generated any revenues to date. Consequently, there can be no assurances that the Company will be able to generate new orders, nor fulfill the existing ones, nor address all the requirements of all the interested parties.

Management is pursuing various financing alternatives, based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP. We see this as the best path forward for non-dilutive funding. To that end, the Company signed a Memorandum of Terms for Debt Financing with 3&1 Capital Partners, LLC (“3&1”) in March of 2020. Five months later, the Company signed an agreement in which 3&1 agreed to definitively provide insurance related debt, surety bond financing and/or standby letter of credit financing as per the terms of the memorandum.

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

Since then the business relationship has expanded significantly. On June 9, 2017, the Company received a purchase order for 10 MG systems from Craftsmen and Craftsmen agreed to produce the MG systems for the Company’s initial orders from two Mexican Producers Unions. In October 2018 we began ordering components for the initial pilot production run which was completed in the first quarter of 2019 and showcased on March 27, 2019. In parallel, purchase orders were placed for components to support increased production upon receipt of funding.

Craftsmen recently signed a manufacturing contract with Translux-Fair Play. Translux’ Hazelwood, Missouri facility encompasses over 45,000 square feet of manufacturing space and offers extensive laser cutting and metal bending machinery. The contract significantly enhances Craftsmen’s capabilities to produce boxes and control panels for the MG Systems and the vehicles they’re upfitted to, but also all the MG’s optional tasks and capabilities, including welding, water purification and solar power.

Not only will basic production be optimized and improved, but control panels and displays should be upgraded. CoolTech is expected to benefit from Translux’ electronics expertise which has been refined through their years of manufacturing digital scoring panels for sporting arenas and ball parks.

Order of Parts and Components

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

As of May 2021, the Company has acquired enough parts and components to build 5 MG 80s and 2 MG 125s. It is currently procuring two mobile water purification systems and components for mobile electric vehicle charging systems.

In addition, the Company has purchased another Ford F-450 and is seeking to acquire more F-450s and 550s for use in demonstrations of the capabilities noted above and for initial order fulfillment.

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

Consider the solar-powered generator system with a built-in water purification unit that makes seawater desalination sustainable. The system pumps and purifies up to 4,500 gallons per day and interfaces with CoolTech’s MG system for 24-hour operation. The solar panels collapse and fold together, so the entire system fits easily in the bed of a work truck. It can be set up and operate anywhere a four-wheel drive vehicle can reach. All of these systems are patent protected and cross licensed to each of the three companies.

FirmGreen and VerdeWatts have a global presence with projects on 3 continents. The largest encompasses the installation of 14 natural gas generators to produce over 60 megawatts (MW) of power. The generators will be integrated with 50 megawatt hours of battery storage and another 6 MW of solar to ensure a consistent flow of power. VerdeWatts intends to replace most of the legacy on-site generators with CoolTech’s MG systems, however the Company has not received any orders and there cannot be any assurance that any orders will be placed.

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

The principals of H&K were also part of Gaia Energy. Consequently, the agreement and the expertise provide by H&K are essentially the same.  H&K will concentrate on developing markets in Eastern Europe, the Middle East and Africa. The agreement describes the agent’s duties as “generating revenue, and investment funding, for the Company from various organizations including investment funds, end-users, channel partners, integrators, and OEMs.”  To that end, H&K has requested quotes from the Company for MG 200 to 300 kVA systems with mobile water desalination capabilities of up to 900,000 gallons per day.

Team members of H&K Ventures include executives with more than twenty-five years’ experience with Panasonic, Ford Motor Company, Electronic Data Systems and the US Air Force in the fields of advanced technologies and an African diplomat with a thirty-year background working with and for diplomatic missions, non-governmental organizations and international disasters and aid management services.

The former has joined the Company’s advisory board while the diplomat introduced CoolTech products at a recent African technical summit attended by representatives from 54 countries.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended March 31,
	2021	2020	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	89,079	82,750	6,329	7.6%
Consulting	104,500	62,000	42,500	68.5%
Professional fees	76,063	46,800	29,263	62.5%
Research and development	4,963	10,308	(5,345)	(51.9)%
General and administrative	10,148	9,909	239	2.4%
Total operating expenses	284,753	211,767	72,986	34.5%

Interest expense, net	(487,948)	(367,207)	(120,741)	32.9%
Change in fair value of derivative liability	(903,588)	(237,968)	(665,620)	279.7%

Net loss	(1,676,289)	(816,942)	(859,347)	105.2%

Less: Noncontrolling interest	(664)	(518)	(146)	28.2%

Net loss to shareholders	$(1,675,625)	$(816,424)	$(859,201)	105.2%

Revenues

During the three months ended March 31, 2021, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses increased during the three months ended March 31, 2021 from $82,750 in 2020 to $89,079 in 2021 due to an increase in the Company’s portion of FICA taxes. Although payroll was the same for both quarters, FICA taxes in 2020 were not expensed until later in the year. FICA taxes in 2021 were expensed on a more timely basis. The difference in the timing of recognition of the expenses shows up as a comparative increase in 2021.

Consulting expense increased during the three months ended March 31, 2021 from $62,000 in 2020 to $104,500 in 2021 primarily due to the addition of two consultants who provide applications engineering and sales services. Professional fees increased during the three months ended March 31, 2021 from $46,800 in 2020 to $76,063 in 2021 The increase in professional fees was due to COVID which delayed the annual audit and the concurrent expensing of accounting fees until the second quarter of 2020.

Research and development expenses decreased during the three months ended March 31, 2021 from $10,308 in 2020 to $4,963 in 2021 due to the focus on commercialization of the Company’s MG system.

General and administrative expense remained consistent during the three months ended March 31, 2021 from $9,909 in 2020 to $10,148 in 2021.

Other Income and Expense

Interest expense increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to an increase in debt which resulted in a corresponding increase in debt discount and amortization. The change in fair value of derivative liability increased from 237,968 in 2020 to 903,588 in 2021 due to an increase in the Company’s debt and its share price.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders. Increase in debt stock price

Liquidity and Capital Resources

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At March 31, 2021, CoolTech had cash of $821,030.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $6,445,434 and $7,042,484, respectively, at March 31, 2021 and December 31, 2020. The increase in working capital was due to the large increase in cash and prepaid expenses which more than offset a comparatively smaller increase in overall current liabilities. To that end, we owe approximately $1,798,700 for convertible notes and we owe another $2,316,517 in notes payable. Based on its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations through the end of the third quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

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

On January 3, 2020, Cool Technologies issued 2,238,806 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $15,000 on convertible debt of $168,300. On January 8, 2020, Cool Technologies issued 3,174,603 shares of common stock to Power Up Lending Group Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 14, 2020, Cool Technologies issued 3,921,569 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 16, 2020, Cool Technologies issued 4,444,444 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On January 21, 2020, Cool Technologies issued 5,111,111 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $23,000 on convertible debt of $168,300. On January 30, 2020, Cool Technologies issued 7,142,857 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $20,000 on convertible debt of $168,300. On February 3, 2020, Cool Technologies wired $72,000 to Power Up Lending Group, Ltd. and the note was retired.

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

The PPP Loan is evidenced by a promissory note (the “Note”), between the Company and Small Business Administration (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. No collateral or guarantees were provided in connection with the PPP Note. No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”).

The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company submitted a request and provided documentation regarding its compliance with applicable requirements. If and when the loan is forgiven, the principal and interest will be removed from the Company’s books. If forgiveness is not granted, the Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. No assurance can be provided that forgiveness for all or any portion of the PPP Loan will be obtained.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. As of March 31, 2021, the outstanding balance totaled $53,091.

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

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000. The total amount of $66,000 plus 3% interest or $1.980 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On March 17, 2021, Cool Technologies issued 3,468,367 shares of common stock to LGH Investments, LLC upon conversion of $67,980 and the note was retired.

October Convertible Note -- On October 8, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $58,000 after an original issue discount of $6,000 and payment of $2,000 in legal fees. The total amount of $66,000 will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and the interest rate will increase to 18% until the default is remedied. As of March 31, 2021, the remaining balance totaled $68,532.

October Convertible Note -- On October 30, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,500,000 inducement shares of restricted common stock as additional consideration and received $45,000 after an original issue discount of $5,000. The total amount of $50,000 plus 3% interest or $1,500 will be due on May 30, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $50,625.

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000 will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2021, the remaining balance totaled $140,993.

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $135,960.

February Convertible Note -- On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $70,000 after an original issue discount of $4,000 and a reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $77,000 will be due on February 4, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2021, the remaining balance totaled $77,928.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $169,950.

March Convertible Note -- On March 12, 2021, the Company signed a promissory note agreement with an accredited investor. It received $65,000 after an original issue discount of $3,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $71,700 will be due on March 12, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2021, the remaining balance totaled $72,014.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of March 31, 2021, the remaining balance totaled $891,000.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2021	2020
Net cash from operating activities	$(583,308)	$(29,128)
Net cash from investing activities	(19,117)	(7,747)
Net cash from financing activities	1,423,422	21,700

Net cash from operating activities decreased due to a 41.4% decrease in the amortization of debt discount. The elimination of the gain on extinguishment of debt was almost completely offset by the change in fair value of derivative liability. Cash provided by financing activities included debt borrowings of $1,405,000 during 2021 which was a significant increase from the debt borrowings of $72,000 during the first quarter of 2020.

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

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. The Company is currently working to close additional non-dilutive funding to support product development or for other purposes. As previously noted under Item 2 “Overview”, the Company signed a Memorandum of Terms for Debt Financing with 3&1 Capital Partners, LLC (“3&1”) in March of 2020. Five months later, the Company signed an agreement in which 3&1 agreed to definitively provide insurance related debt, surety bond financing and/or standby letter of credit financing as per the terms of the memorandum.  In the event that 3&1 fails to deliver the financing, the Company may have to rely on equity or debt financing that may involve substantial dilution to our then existing stockholders. If it is unable to close additional equity financing, the Company may have to cease operations.

Going Concern

The Company has incurred net losses of $57,507,163 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of March 31,2021, we have $821,030 in cash and we owe $1,798,700 and $2,316,517 for convertible and promissory notes, respectively We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Critical Accounting Estimates

The condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. Cool Technologies continually evaluates the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to the results of operations and financial position are discussed in the Annual Report on Form 10-K for the year ended December 31, 2020 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2021, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2021.

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

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its early stages. No discovery has been conducted and there is no trial date.

There is also a potential arbitration claim by PGC Investments, LLC against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The Company vigorously disputes that and believes it has the documentation and evidence to prevail. This arbitration claim has not been filed, and the parties are exploring the potential for an out-of-court settlement.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts escrowed, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

Item 1A. Risk Factors

As a smaller reporting company, Cool Tech is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2021, the Company issued 2,500,000 shares of common stock to an accredited investor pursuant to the terms of a securities purchase agreement entered into on December 30, 2020.

On January 19, 2021, the Company issued 2,000,000 shares of common stock to LGH Investments, LLC pursuant to the terms of a promissory note and securities purchase agreement entered into on January 19, 2021. The shares were an inducement for the purchase of the promissory note.

On January 20, 2021, the Company issued 15,000,000 shares of our common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt with a principal of $250,000.

On January 22, 2021, the Company issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt of $250,000.

On February 3, 2021, the Company issued 2,653,125 shares of common stock to LGH Investments, LLC upon final conversion of $38,205 on convertible debt with a principal of $250,000.

On February 16, 2021, the Company issued 6,798,000 shares of common stock to LGH Investments, LLC upon conversion of $84,975 on a bridge promissory note with a principal of $82,500.

On March 17, 2021, the Company issued 3,468,367 shares of common stock to LGH Investments, LLC upon conversion of $67,980 on convertible debt with a principal of $66,000.

On March 22, 2021, the Company issued 2,000,000 shares of common stock to Lucas Ventures, LLC pursuant to the terms of a promissory note and securities purchase agreement entered into on February 25, 2021. The shares were an inducement for the purchase of the promissory note.

On March 31, 2021, the Company issued 500,000 shares of common stock to LGH Investments, LLC pursuant to the terms of a promissory note and stock purchase agreement entered into on March 24, 2021. The shares were an inducement for the purchase of the promissory note.

On March 31, 2021, the Company issued 500,000 shares of common stock to Lucas Ventures, LLC pursuant to the terms of a promissory note and securities purchase agreement entered into on March 24, 2021. The shares were an inducement for the purchase of the promissory note.

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

Item 3. Defaults Upon Senior Securities

On May 1, 2020, the Company defaulted on two notes payable. A $250,000 note was purchased on September 11, 2018 and a $125,000 note was purchased on September 25, 2018 by the same accredited investor. In return, the Company promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversaries. On March 16, 2020, the investor signed an amendment to the agreement extending the maturity dates until April 30, 2020. As of the filing date, the Company has not received a notice of default. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

On May 26, 2020, the Company defaulted on a Promissory Note Agreement. A $250,000 note was purchased on October 26, 2018 by an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. On October 26, 2019, the investor signed an amendment to the agreement extending the maturity date for seven months. On November 20, 2020, they signed another amendment to the agreement in which they agreed that in the event there are any amounts outstanding under the Note on January 1, 2021, the investor shall be able to convert, any amounts outstanding under the Note into shares of common stock, at a conversion price of seventy one percent of the lowest Volume Weighted Average Price (VWAP) over the previous ten trading days prior to the delivery of a conversion notice. The investor subsequently converted all amounts outstanding in a series of three conversions on January 20 and 22, and February 3, 2021.

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

Cool Technologies, Inc.

Dated: May 17, 2021	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2021	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

