Form 10-Q
period 2021-06-30
COOL TECHNOLOGIES, INC.
filed 2021-08-23
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 577,760,657 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1.Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$324,707	$33
Inventory	247,946	179,593
Prepaid expenses and other assets	488,002	-
Total current assets	1,060,655	179,626
Intangibles	253,443	233,942
Equipment, net	47,284	57,211
Total assets	$1,361,382	$470,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,338,496	$1,473,513
Accrued interest payable	866,425	763,641
Accrued liabilities – related party	925,573	1,143,235
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	225,703	106,742
Debt, current portion, net of debt discount	3,825,551	2,938,836
Derivative liability	135,997	396,143
Total current liabilities	7,717,745	7,222,110

Debt, long-term portion	35,343	37,581
Total liabilities	7,753,088	7,259,691

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding at June 30, 2021 and December 31, 2020	2,727	2,727
Common stock, $.001 par value; 1,000,000,000 shares authorized; 576,798,277 and 508,674,682 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	576,798	508,675
Additional paid-in capital	51,183,915	48,520,062
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(58,165,476)	(55,830,210)
Non-controlling interest	(56,781)	(57,277)
Total stockholders’ deficit	(6,391,706)	(6,788,912)

Total liabilities and stockholders’ deficit	$1,361,382	$470,779

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Payroll and related expenses	86,790	83,408	175,869	166,158
Consulting	129,716	51,000	234,216	113,000
Professional fees	102,911	52,309	178,974	99,109
Research and development	4,964	-	9,927	10,308
General and administrative	14,181	3,544	24,329	13,350
Total operating expenses	338,562	190,261	623,315	401,925

Operating loss	(338,562)	(190,261)	(623,315)	(401,925)

Other income (expense):
Interest expense, net	(462,091)	(522,193)	(950,039)	(889,503)
Change in fair value of derivative liability	142,172	64,103	(761,416)	(173,865)

Net loss	(658,481)	(648,351)	(2,334,770)	(1,465,293)
Less: Noncontrolling interest in net loss	168	7	496	525

Net loss to shareholders	$(658,313)	$(648,344)	$(2,334,274)	$(1,464,768)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	570,430,373	399,587,534	556,333,323	367,218,079

 See accompanying notes to consolidated financial statements

					Additional	Common	Common stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
Balance as at March 31, 2020	2,727,273	$2,727	390,545,478	$390,546	$46,722,426	$58,670	$8,441	$(53,923,864)	$(56,882)	$(6,797,936)
Debt converted	-	-	31,131,133	31,131	635,575	-	-	-	-	666,706
Net loss	-	-	-	-	-	-	-	(648,351)	-	(648,351)
Noncontrolling interest	-	-	-	-	-	-	-	7	(7)	-
Balance as at June 30, 2020	2,727,273	$2,727	421,676,611	$421,677	$47,358,001	$58,670	$8,441	$(54,572,208)	$(56,889)	$(6,779,581)

Balance as at March 31, 2021	2,727,273	$2,727	564,094,174	$564,095	$50,756,190	$58,670	$8,441	$(57,507,163)	$(56,613)	$(6,173,653)
Stock issued for services	-	-	45,571	45	1,905	-	-	-	-	1,950
Debt converted	-	-	10,463,410	10,463	423,259	-	-	-	-	433,722
Warrants exercised	-	-	2,195,122	2,195	(2,195)	-	-	-	-	-
Warrants issued for services	-	-	-	-	4,756		-	-	-	4,756
Net loss	-	-	-	-	-	-	-	(658,481)	-	(658,481)
Noncontrolling interest	-	-	-	-	-	-	-	168	(168)	-
Balance as at June 30, 2021	2,727,273	$2,727	576,798,277	$576,798	$51,183,915	$58,670	$8,441	$(58,165,476)	$(56,781)	$(6,391,706)

					Additional	Common	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
Balance as at December 31, 2019	2,727,273	$2,727	267,450,017	$267,450	$46,265,016	$58,670	$8,441	$(53,107,440)	$(56,364)	$(6,561,500)
Warrants issued with debt	-	-	-	-	12,654	-	-	-	-	12,654
Debt converted	-	-	154,226,594	154,227	1,080,331	-	-	-	-	1,234,558
Net loss	-	-	-	-	-	-	-	(1,465,293)	-	(1,465,293)
Noncontrolling interest	-	-	-	-	-	-	-	525	(525)	-
Balance as at June 30, 2020	2,727,273	$2,727	421,676,611	$421,677	$47,358,001	$58,670	$8,441	$(54,572,208)	$(56,889)	$(6,779,581)

Balance as at December 31, 2020	2,727,273	$2,727	508,674,682	$508,675	$48,520,062	$58,670	$8,441	$(55,830,210)	$(57,277)	$(6,788,912)
Sale of common shares	-	-	2,500,000	2,500	22,500	-	-	-	-	25,000
Stock issued with debt	-	-	10,000,000	10,000	487,000	-	-	-	-	497,000
Stock issued for services	-	-	45,471	45	1,905	-	-	-	-	1,950
Warrants issued with debt	-	-	-	-	70,133	-	-	-	-	70,133
Debt converted	-	-	53,383,002	53,383	2,079,754	-	-	-	-	2,133,137
Warrants exercised	-	-	2,195,122	2,195	(2,195)	-	-	-	-	-
Warrants issued for services	-	-	-	-	4,756	-	-	-	-	4,756
Net loss	-	-	-	-	-	-	-	(2,334,770)	-	(2,334,770)
Noncontrolling interest	-	-	-	-	-	-	-	(496)	496	-
Balance as at June 30, 2021	2,727,273	$2,727	576,798,277	$576,798	$51,183,915	$58,670	$8,441	$(58,165,476)	$(56,781)	$(6,391,706)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2021	2020
Operating Activities:
Net loss	$(2,334,770)	$(1,465,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	4,756
Stock issued for services	1,950
Non-cash interest expense	452,831	-
Change in fair value of derivative liability	761,416	173,865
Amortization of debt discount	409,444	702,888
Depreciation expense	9,927	10,308
Changes in operating assets and liabilities:
Inventory	(68,353)	(29,849)
Prepaid assets	(163,002)	5,000
Accounts payable	(135,017)	94,818
Accrued interest payable	88,259	171,977
Accrued liabilities – related party	(217,662)	170,344
Accrued payroll taxes	118,961	3,229
Net cash from operating activities	(1,071,260)	(162,713)

Investing Activities:
Intangible assets	(19,501)	(7,747)
Net cash from investing activities	(19,501)	(7,747)

Financing Activities:
Proceeds from debt	1,405,000	157,000
Payments on debt	(14,565)	(1,843)
Proceeds from sale of common stock	25,000	-
Net cash from financing activities	1,415,435	155,157

Net (decrease) increase in cash	324,674	(15,303)

Cash, beginning of period	33	15,306

Cash, end of period	$324,707	$3

Cash paid for:
Interest	$34,745	$16,167
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$2,133,137	$1,234,558
Stock and warrants issued with debt	567,133	12,654
Derivative liability offset by debt discount	383,116	321,633

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

The Company has developed and is commercializing a mobile power generation system that enables work trucks retrofitted with the system to generate electric power. The Company intends to sell the mobile power generator system to government, commercial and fleet vehicle owners. It may license its system as well. CoolTech has also developed and intends to commercialize patented heat dispersion technologies by licensing them to electric motor, pump and vehicle component manufacturers. In preparation, CoolTech has applied for trademarks for its MG system as well as one of its technologies and its acronym. Cool Technologies currently owns one trademark: TEHPC (Totally Enclosed Heat Pipe Cooled).

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

As of June 30, 2021, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). Cool Technologies also has Patent Cooperation Treaty (“PCT”) applications filed for a heat pipe cooled brake system and radial vent thermal technology as well as a pending PCT application that covers integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2021, have been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $58,165,476 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Recent Accounting Guidance Not Yet Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 2 – Customer deposits – Related party

Customer deposits represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of Cool Technologies.

Note 3 – Debt

Debt consists of the following:

	June 30, 2021	December 31, 2020
Notes payable	$2,322,239	$2,639,500
Convertible notes payable	1,545,700	319,000
PPP Loan	52,612	52,612
Vehicle financing	42,703	55,918
Related party advances	48,537	49,887
Note payable – UPT minority owner	110,000	110,000
	4,121,791	3,226,917
Debt discount	(260,897)	(250,500)
	3,860,894	2,976,417
Less: current portion	(3,825,551)	(2,938,836)
Long-term portion	$35,343	$37,581

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

On October 26, 2018, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and Cool Technologies issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On October 26, 2019, the Company and the investor signed an amendment to the agreement extending the maturity date for seven months. On November 20, 2020, they signed another amendment to the agreement in which they agreed that in the event there are any amounts outstanding under the Note on January 1, 2021, the investor shall be able to convert, any amounts outstanding under the Note into shares of common stock, at a conversion price of seventy one percent of the lowest Volume Weighted Average Price (VWAP) over the previous ten trading days prior to the delivery of a conversion notice. On January 20, 2021, the Company issued 15,000,000shares of common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt and interest of $333,938. On January 22, 2021, the Company issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt and interest of $333,938. On February 3, 2021, the Company issued 2,653,125 shares of common stock to LGH Investments, LLC upon final conversion of $38,205 (minus an adjustment of $20,963 for a previous conversion overage) on convertible debt and interest of $333,938.

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

On March 18, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property and CoolTech issued cashless warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years. On March 19, 2020, the Company defaulted on the note payable. The principal and interest as of May 19, 2020, total $317,038. As of the filing date, the Company has not received a notice of default for the note. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

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

The PPP Loan is evidenced by a promissory note (the “Note”) between the Company and Small Business Administration (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. No collateral or guarantees were provided in connection with the PPP Notes. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

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

Convertible notes payable

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000. The total amount of 66000 plus 3% interest or $1,980 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On March 17, 2021, Cool Technologies issued 3,468,367 shares of common stock to LGH Investments, LLC upon conversion of $67,980 and the note was retired.

October Convertible Note -- On October 8, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $58,000 after an original issue discount of $6,000 and payment of $2,000 in legal fees. The total amount of $66,000 will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and the interest rate will increase to 18% until the default is remedied. On April 23, 2021, Cool Technologies issued 911,197 shares of common stock to JSJ Investments, Inc. upon partial conversion of $35,000. On April 27, 2021, Cool Technologies issued 880,675 shares of common stock to JSJ Investments, Inc. upon conversion of $33,828 and the note was retired.

October Convertible Note -- On October 30, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,500,000 inducement shares of restricted common stock as additional consideration and received $45,000 after an original issue discount of $5,000. The total amount of $50,000 plus 3% interest or $1,500 will be due on May 30, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a conversion price of $0.01. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On May 3, 2021, Cool Technologies issued 5,150,000 shares of common stock to LGH Investments, LLC upon conversion of $51,500 and the note was retired.

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000 will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 24, 2021, Cool Technologies issued 1,798,561 shares of common stock to LGH Investments, LLC upon partial conversion of $75,000. On May 25, 2021, Cool Technologies issued 1,723,077 shares of common stock to LGH Investments, LLC upon conversion of $67,200 and the note was retired.

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $135,960.

February Convertible Note -- On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $70,000 after an original issue discount of $4,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $77,000 will be due on February 4, 2022.After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2021, the remaining balance totaled $79,464.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $169,950.

March Convertible Note -- On March 12, 2021, the Company signed a promissory note agreement with an accredited investor. It received $65,000 after an original issue discount of $3,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $71,700 will be due on March 12, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2021, the remaining balance totaled $73,444.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share.If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $891,000.

Test Vehicle Financing

In July 2018, CoolTech traded-in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company entered into two finance agreements for the purchase of two test vehicles bearing an interest rate of 9.92% payable monthly over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	23,467,717	$0.04	3.1	$36,800
Granted	2,000,000	0.10	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2021	25,467,717	0.05	2.8	844,938
Exercisable, June 30, 2021	25,467,717	$0.05	2.8	$844,938

Transactions with Related Parties

The related party advances, in the amount of $48,537 at June 30, 2021 and $49,887 at December 31, 2020, are held by two of the Company’s officers and relate to unreimbursed expenses which carry no interest and are due on demand.

The note payable - UPT minority owner, in the amount of $110,000 at June 30, 2021 and December 31, 2020, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2021	$4,086,448
2022	14,234
2023	14,234
2024	6,875
$4,121,791

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

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Six Months Ended June 30, 2021
Volatility	183.4-257.3%
Risk-free interest rate	0.02–0.13%
Expected life (years)	0.42–1.0
Dividend yield	-

Changes in the derivative liability were as follows:

	Six Months Ended June 30, 2021
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2020	$-	$-	$396,143	$396,143
Conversions of convertible debt	-	-	(1,404,678)	(1,404,678)
Issuance of convertible debt and other derivatives	-	-	383,116	383,116
Change in fair value	-	-	761,416	761,416
Convertible debt and other derivative liabilities at June 30, 2021	$-	$-	$135,997	$135,997

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

On three occasions, specifically, May 20, 2013, August 19, 2013, and August 22, 2016, Cool Technologies filed Form 10-Qs that contained financial statements that were not reviewed by an independent public accounting firm. In two cases, the Company properly disclosed that the 10Q’s were “unaudited and unreviewed” as set forth by the guidance in the Division of Corporation Finance Financial Reporting Manual Section 4410.3 and in each case, the Company subsequently filed a restated and amended Form 10-Q/A that complied with the Interim Review Requirement. In no instance were the filings ever subjected to audit challenge.

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of the date of this filing, the Company still owes the SEC $50,000, which is included within accounts payable on the consolidated balance sheets.

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its initial stages. No amounts have been recorded as loss contingencies. No discovery has been conducted and there is no trial date. The plaintiffs are attempting to name Cool Technologies as a defendant. That matter is set for hearing on September 21, 2021.

There is also a potential arbitration claim by PGC Investments, LLC against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The Company vigorously disputes that and believes it has the documentation and evidence to prevail.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of June 30, 2021.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of June 30, 2021 and December 31, 2020 the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of June 30, 2021 and December 31, 2020, the number of shares of common stock to be issued was 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of June 30, 2021, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	33,131,539	$0.08	1.0	$-
Granted	-	-	-	-
Forfeited or cancelled	(11,962,714)	0.13	-	-
Outstanding, June 30, 2021	21,168,825	0.07	0.9	463,432
Exercisable, June 30, 2021	21,168,825	$0.07	0.9	$463,432

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	11,916,503	$0.05	1.9	$10,500
Granted	100,000	0.08	--	--
Forfeited or expired	(1,266,503)	0.30	--	--
Outstanding, June 30, 2021	10,750,000	0.02	2.2	578,700
Exercisable, June 30, 2021	10,750,000	$0.02	2.2	$578,700

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net loss available for stockholders	$(658,313)	$(648,344)	$(2,334,274)	$(1,464,768)
Weighted average outstanding shares of common stock	570,430,373	399,587,534	556,333,323	367,218,079
Dilutive effect of stock options and warrants	-	-	-	-
Common stock and equivalents	570,430,373	399,587,534	556,333,323	367,218,079

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	June 30
	2021	2020
Stock options	4,000,000	4,000,000
Common stock warrants	63,036,542	68,371,888
Common stock issuable	494,697	494,697
Convertible notes	38,375,495	98,025,667
Convertible preferred stock	2,877,270	2,877,270
Total	108,784,004	173,769,522
Total exercisable at June 30	65,913,812	169,274,825

Note 9 – Subsequent Events

On August 10, 2021, the Company issued 1,108,647 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $50,000 on principal of $77,000.

On August 11, 2021, the Company issued 765,217 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $29,920 on principal of $77,000.

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

As of June 30, 2021, we have seven US patents, one Canadian patent, two granted patents (1 Mexican, 1 Canadian) and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have one Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the June 30, 2021, the Company does not have the funds available to fulfill the orders. To address the issue, the Company is working to close on non-dilutive funding, however, there can be no assurance that its efforts will be successful.

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

The occurrence of an uncontrollable event such as the COVID19 pandemic has negatively affected our operations. A pandemic typically results in social distancing, travel bans and quarantine. This has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, have impacted our operations and financial condition. The virus and its variants may also impact demand for our products and may continue to hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

As of June 2021, the Company has acquired enough parts and components to build 5 MG 80s and 2 MG 125s. It is currently procuring two mobile water purification systems and components for mobile electric vehicle charging systems.

In addition, the Company has purchased another Ford F-450 and is seeking to acquire more F-450s and 550s for use in demonstrations of the capabilities noted above and for initial order fulfillment.

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

On January 18, 2018, the Company entered into an agreement with Aon Risk Services Central, Inc., Lee, and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (“IP”) analytics, to assess the value of the Company’s IP. As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing. Since then considerable progress has been achieved, although at a pace much slower than anticipated.

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

In fact, by combining their respective technologies: energy generation, energy storage and load management controls into a single suite of products, the companies create a “microgrid”. Varying combinations of energy sources such as solar, wind, biogas and MG systems both backup and supplement one another to provide consistent, uninterrupted primary power even during severe weather or other emergency situations.

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

	Three months ended June 30,
	2021	2020	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	86,790	83,408	3,382	4.1%
Consulting	129,716	51,000	78,716	154.3%
Professional fees	102,911	52,309	50,602	96.7%
Research and development	4,964	--	4,964	100.0%
General and administrative	14,181	3,544	10,637	300.1%
Total operating expenses	338,562	190,261	148,301	77.9%

Interest expense, net	(462,091)	(522,193)	60,102	-11.5%
Change in fair value of derivative liability	142,172	64,103	78,069	121.8%

Net loss	(658,481)	(648,351)	(10,130)	1.6%

Less: Noncontrolling interest	168	7	161	2300.0%

Net loss to shareholders	$(658,313)	$(648,344)	$(9,969)	1.5%

	Six months ended June 30,
	2021	2020	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Payroll and related expenses	175,869	166,158	9,711	5.8%
Consulting	234,216	113,000	121,216	107.3%
Professional fees	178,974	99,109	79,865	80.6%
Research and development	9,927	10,308	(381)	(3.7)%
General and administrative	24,329	13,350	10,979	82.2%
Total operating expenses	623,315	401,925	221,390	55.1%

Interest expense, net	(950,039)	(889,503)	(60,536)	6.8%
Change in fair value of derivative liability	(761,416)	(173,865)	(587,551)	337.9%

Net loss	(2,334,770)	(1,465,293)	(869,477)	59.3%

Less: Noncontrolling interest	496	525	(29)	-5.5%

Net loss to shareholders	$(2,334,274)	$(1,464,768)	$(869,506)	59.4%

Revenues

During the three months ended June 30, 2021, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses increased during the three months ended June 30, 2021, from $83,408 in 2020 to $86,790 in 2021 and during the six months ended June 30 from $166,158 in 2020 to $175,869 in 2021 due to an increase in the Company’s portion of FICA taxes. Although payroll was the same for both quarters, FICA taxes in 2020 were not expensed until later in the year. FICA taxes in 2021 were expensed on a more timely basis. The difference in the timing of recognition of the expenses shows up as a comparative increase in 2021.

Consulting expenses increased during the three months ended June 30 from $51,000 in 2020 to $129,716 in 2021 and during the six months ended June 30 from $113,000 in 2020 to $234,216 in 2021. This was due primarily to the addition of two consultants who provide applications engineering and sales services.

Professional fees increased during the three months ended June 30 from $52,309 in 2020 to $102,911 in 2021 and during the six months ended June 30 from $99,109 in 2020 to $178,974 in 2021. The increase in professional fees during both periods ended June 30 was due primarily to fees to retain legal representation to defend the Company against the eviction complaint.

Research and development expenses essentially remained the same during both periods ended June 30. The expenses increased slightly during the three months ended June 30 from $0 in 2020 to $4,964 in 2021. During the six months ended June 30, the expenses decreased slightly from $10,308 in 2020 to $9,927 in 2021. The comparatively small numbers, compared to previous years, are reflective of the completion of the design of the MG system and the Company’s focus on its commercialization.

Other Income and Expense

Interest expense decreased during the three months ended June 30 from $522,193 in 2020 to $462,091 in 2021 due to due to the elimination of a debt discount write off for extinguishment during the second quarter of 2020. Interest expense increased during the six months ended June 30 from $889,503 in 2020 to $950,039 in 2021 primarily due to increased amortization of derivative debt discount in 2021.

The change in fair value of derivative liability increased from income of $64,103 during the three months ended June 30, 2020 to $142,172 in 2021. During the six month period ended June 30, the change in fair value increased from an expense of $173,865 in 2020 to an expense of $761,416 in 2021 due to an increase in the Company’s debt and its share price.

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

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At June 30, 2021, CoolTech had cash of $324,707.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $6,657,090 and $7,042,484, respectively, at June 30, 2021, and December 31, 2020. The decrease in negative working capital was due to the significant increase in cash and prepaid expenses which more than offset a comparatively smaller increase in overall current liabilities. To that end, we owe approximately $1,545,700 for convertible notes and we owe another $2,322,239 in notes payable. Based on its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations through the end of the third quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

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

The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. The Company used the proceeds of the PPP Loan for eligible purposes and has applied for forgiveness. No assurance can be provided that forgiveness for all or any portion of the PPP Loan will be obtained.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. As of June 30, 2021, the outstanding balance totaled $53,220.

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

October Convertible Note -- On October 8, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $58,000 after an original issue discount of $6,000 and payment of $2,000 in legal fees. The total amount of $66,000 will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and the interest rate will increase to 18% until the default is remedied. On April 23, 2021, Cool Technologies issued 911,197 shares of common stock to JSJ Investments, Inc. upon partial conversion of $35,000. On April 27, 2021, Cool Technologies issued 880,675 shares of common stock to JSJ Investments, Inc. upon conversion of $33,828 and the note was retired.

October Convertible Note -- On October 30, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,500,000 inducement shares of restricted common stock as additional consideration and received $45,000 after an original issue discount of $5,000. The total amount of $50,000 plus 3% interest or $1,500 will be due on May 30, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On May 3, 2021, Cool Technologies issued 5,150,000 shares of common stock to LGH Investments, LLC upon conversion of $51,500 and the note was retired.

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000 will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 24, 2021, Cool Technologies issued 1,798,561 shares of common stock to LGH Investments, LLC upon partial conversion of $75,000. On May 25, 2021, Cool Technologies issued 1,723,077 shares of common stock to LGH Investments, LLC upon conversion of $67,200 and the note was retired.

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $135,960.

February Convertible Note -- On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $70,000 after an original issue discount of $4,000 and a reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $77,000 will be due on February 4, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2021, the remaining balance totaled $79,464.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $169,950.

March Convertible Note -- On March 12, 2021, the Company signed a promissory note agreement with an accredited investor. It received $65,000 after an original issue discount of $3,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $71,700 will be due on March 12, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2021, the remaining balance totaled $73,444.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of June 30, 2021, the remaining balance totaled $891,000.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2021	2020
Net cash from operating activities	$(1,071,260)	$(162,713)
Net cash from investing activities	(19,501)	(7,747)
Net cash from financing activities	1,415,435	155,157

Net cash from operating activities decreased due to a 41.7% decrease in the amortization of debt discount, an increase of $452,831 in non-cash interest expense, and a change in fair value of derivative liability of $761,416. Cash provided by financing activities included debt borrowings of $1,405,000 during 2021 which was a significant increase from the debt borrowings of $157,000 during the same period of 2020.

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

Going Concern

The Company has incurred net losses of $58,165,476 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of June 30, 2021, we have $324,707 in cash and we owe $1,545,700 and $2,322,239 for convertible and promissory notes, respectively. We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Critical Accounting Estimates

The consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. Cool Technologies continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to the results of operations and financial position are discussed in the Annual Report on Form 10-K for the year ended December 31, 2020, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2021, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2021.

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

On three occasions, specifically, May 20, 2013, August 19, 2013, and August 22, 2016, Cool Technologies filed Form 10-Qs that contained financial statements that were not reviewed by an independent public accounting firm. In two cases, the Company properly disclosed that the 10Q’s were “unaudited and unreviewed” as set forth by the guidance in the Division of Corporation Finance Financial Reporting Manual Section 4410.3. And in each case, the Company subsequently filed a restated and amended Form 10-Q/A that complied with the Interim Review Requirement. In no instance were the filings ever subjected to audit challenge.

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of the date of this filing, the Company still owes the SEC $50,000.

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its initial stages. No discovery has been conducted and there is no trial date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2021, the Company issued 911,197 shares of common stock to JSJ Investments, Inc. upon partial conversion of $35,000 on convertible debt with a principal of $66,000.

On April 27, 2021, the Company issued 880,675 shares of common stock to JSJ Investments, Inc upon partial conversion of $33,828 on convertible debt with a principal of $66,000.

On May 3, 2021, the Company issued 5,150,000 shares of our common stock to LGH Investments, LLC upon conversion of $51,500 on convertible debt with a principal of $50,000.

On May 7, 2021, the Company issued 45,471 shares of common stock to JSJ Investments, Inc. as reimbursement for $1,950 in stock transfer fees.

On May 24, 2021, the Company issued 1,798,561 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $75,000 on convertible debt with a principal of $137,000.

On May 25, 2021, the Company issued 1,723,077 shares of common stock to PowerUp Lending Group, Ltd. upon final conversion of $67,200 on a bridge promissory note with a principal of $137,000.

On June 17, 2021, the Company issued 2,195,122 shares of common stock to LGH Investments, LLC upon the cashless exercise of three warrants that totaled 2,500,000 shares in aggregate.

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

Item 3. Defaults Upon Senior Securities

On May 1, 2020, the Company defaulted on two notes payable. A $250,000 note was purchased on September 11, 2018, and a $125,000 note was purchased on September 25, 2018, by the same accredited investor. In return, the Company promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversaries. On March 16, 2020, the investor signed an amendment to the agreement extending the maturity dates until April 30, 2020. As of the filing date, the Company has not received a notice of default. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

On May 26, 2020, the Company defaulted on a Promissory Note Agreement. A $250,000 note was purchased on October 26, 2018, by an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. On October 26, 2019, the investor signed an amendment to the agreement extending the maturity date for seven months. On November 20, 2020, they signed another amendment to the agreement in which they agreed that in the event there are any amounts outstanding under the Note on January 1, 2021, the investor shall be able to convert, any amounts outstanding under the Note into shares of common stock, at a conversion price of seventy one percent of the lowest Volume Weighted Average Price (VWAP) over the previous ten trading days prior to the delivery of a conversion notice. The investor subsequently converted all amounts outstanding in a series of three conversions on January 20 and 22, and February 3, 2021.

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

As of the filing date, it is uncertain whether COVID-19 and its variants will have a significant impact on production and distribution of Company products.

Item 6. Exhibits

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: August 23, 2021	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 23, 2021	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

