Form 10-Q
period 2021-09-30
COOL TECHNOLOGIES, INC.
filed 2021-11-22
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 586,975,708 shares of common stock, $0.001 par value, issued and outstanding.

COOL TECHNOLOGIES, INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events, conditions or financial performance, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential sales and revenues; acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

PART I. Financial Information

Item 1.Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$301,934	$33
Inventory	253,539	179,593
Prepaid expenses and other assets	506,473	-
Total current assets	1,061,946	179,626
Intangibles	258,863	233,942
Equipment, net	42,321	57,211
Total assets	$1,363,130	$470,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,367,484	$1,473,513
Accrued interest payable	973,858	763,641
Accrued liabilities – related party	934,686	1,143,235
Customer deposits – related party	400,000	400,000
Accrued payroll taxes	259,707	106,742
Debt, current portion, net of debt discount	3,918,247	2,938,836
Derivative liability	210,313	396,143
Total current liabilities	8,064,295	7,222,110

Debt, long-term portion	35,343	37,581
Total liabilities	8,099,638	7,259,691

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $.001 par value; 410 shares authorized; 3 issued and outstanding	-	-
Preferred stock Series B, $.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding	2,727	2,727
Common stock, $.001par value; 1,000,000,000 shares authorized; 581,089,192 and 508,674,682 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	581,089	508,675
Additional paid-in capital	51,444,372	48,520,062
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(58,775,275)	(55,830,210)
Non-controlling interest	(56,532)	(57,277)
Total stockholders’ deficit	(6,736,508)	(6,788,912)

Total liabilities and stockholders’ deficit	$1,363,130	$470,779

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Consulting	120,125	60,000	354,341	173,000
Payroll and related expenses	99,971	102,484	275,840	268,642
Professional fees	45,266	83,975	224,240	183,084
General and administrative	26,003	17,256	50,332	30,709
Research and development	4,963	3,797	14,890	14,105
Total operating expenses	296,328	267,512	919,643	669,540

Operating loss	(296,328)	(267,512)	(919,643)	(669,540)

Other income (expense):
Interest expense	(390,419)	(301,182)	(1,340,458)	(1,190,582)
Change in fair value of derivative liability	24,234	127,186	(737,182)	(46,679)
Gain on settlement of debt	52,963	-	52,963	-

Net loss	(609,550)	(441,508)	(2,944,320)	(1,906,801)
Less: Noncontrolling interest in net loss	(328)	(190)	(168)	(715)

Net loss to shareholders	$(609,222)	$(441,318)	$(2,944,152)	$(1,906,086)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	578,179,773	421,676,611	563,695,497	384,569,242

See accompanying notes to consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
June 30, 2020	2,727,273	$2,727	421,676,611	$421,677	$47,358,001	$58,670	$8,441	$(54,572,208)	$(56,889)	$(6,779,581)
Stock issued with debt	-	-	1,000,000	1,000	17,000	-	-	-	-	18,000
Net loss	-	-	-	-	-	-	-	(441,508)	-	(441,508)
Noncontrolling interest	-	-	-	-	-	-	-	190	(190)	-
September 30, 2020	2,727,273	$2,727	422,676,611	$422,677	$47,375,001	$58,670	$8,441	$(55,013,526)	$(57,079)	$(7,203,089)

June 30, 2021	2,727,273	$2,727	576,798,277	$576,798	$51,183,915	$58,670	$8,441	$(58,165,476)	$(56,781)	$(6,391,706)
Debt converted	-	-	4,290,915	4,291	260,457	-	-	-	-	264,748
Net loss	-	-	-	-	-	-	-	(609,550)	-	(609,550)
Noncontrolling interest	-	-	-	-	-	-	-	(249)	249	-
September 30, 2021	2,727,273	$2,727	581,089,192	$581,089	$51,444,372	$58,670	$8,441	$(58,775,275)	$(56,532)	$(6,736,508)

December 31, 2019	2,727,273	$2,727	267,450,017	$267,450	$46,265,016	$58,670	$8,441	$(53,107,440)	$(56,364)	$(6,561,500)
Warrants issued with debt	-	-	-	-	12,654	-	-	-	-	12,654
Debt converted	-	-	154,226,594	154,227	1,080,331	-	-	-	-	1,234,558
Stock issued with debt	-	-	1,000,000	1,000	17,000	-	-	-	-	18,000
Net loss	-	-	-	-	-	-	-	(1,906,801)	-	(1,906,801)
Noncontrolling interest	-	-	-	-	-	-	-	715	(715)	-
September 30, 2020	2,727,273	$2,727	422,676,611	$422,677	$47,375,001	$58,670	$8,441	$(55,013,526)	$(57,079)	$(7,203,089)

December 31, 2020	2,727,273	$2,727	508,674,682	$508,675	$48,520,062	$58,670	$8,441	$(55,830,210)	$(57,277)	$(6,788,912)
Sale of common shares	-	-	2,500,000	2,500	22,500	-	-	-	-	25,000
Stock issued with debt	-	-	10,000,000	10,000	487,000	-	-	-	-	497,000
Stock issued for services	-	-	45,471	45	1,905	-	-	-	-	1,950
Warrants issued with debt	-	-	-	-	70,133	-	-	-	-	70,133
Debt converted	-	-	57,673,917	57,674	2,340,211	-	-	-	-	2,397,885
Warrants exercised	-	-	2,195,122	2,195	(2,195)	-	-	-	-	-
Warrants issued for services	-	-	-	-	4,756	-	-	-	-	4,756
Net loss	-	-	-	-	-	-	-	(2,944,320)	-	(2,944,320)
Noncontrolling interest	-	-	-	-	-	-	-	(745)	745	-
September 30, 2021	2,727,273	$2,727	581,089,192	$581,089	$51,444,372	$58,670	$8,441	$(58,775,275)	$(56,532)	$(6,736,508)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2021	2020
Operating Activities:
Net loss	$(2,944,320)	$(1,906,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	4,756	-
Stock issued for services	1,950	-
Non-cash interest expense	463,023	-
Change in fair value of derivative liability	737,182	55,784
Amortization of debt discount	671,933	902,680
Forgiveness of PPP loan	(52,963)	-
Depreciation expense	14,890	14,105
Changes in operating assets and liabilities:
Inventory	(73,946)	(29,849)
Prepaid assets	(181,473)	5,000
Accounts payable	(106,029)	118,420
Accrued interest payable	190,403	275,127
Accrued liabilities – related party	(208,549)	208,937
Accrued payroll taxes	152,965	46,000
Net cash from operating activities	(1,330,178)	(310,597)

Investing Activities:
Intangible assets	(24,921)	(20,413)
Net cash from investing activities	(24,921)	(20,413)

Financing Activities:
Proceeds from debt	1,632,000	384,800
Payments on debt	-	(60,146)
Proceeds from sale of common stock	25,000	-
Net cash from financing activities	1,657,000	324,654

Net increase (decrease) in cash	301,901	(6,356)

Cash, beginning of period	33	15,306

Cash, end of period	$301,934	$8,950

Cash paid for:
Interest	$34,745	$12,775
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$2,397,885	$1,234,558
Stock and warrants issued with debt	567,133	30,654
Derivative liability offset by debt discount	592,074	347,437

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

As of September 30, 2021, we have seven US patents, two Canadian patents, one Mexican patent and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). Cool Technologies also has a pending Patent Cooperation Treaty (“PCT”) application that covers integrated electrical power generation methods and systems.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements as of September 30, 2021 have been derived from unaudited financial statements. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $58,775,275 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Note 3 – Debt

Debt consists of the following:

	September 30, 2021	December 31, 2020
Notes payable	$2,322,238	$2,639,500
Convertible notes payable	1,643,000	319,000
PPP Loan	-	52,612
Vehicle financing	42,703	55,918
Related party advances	48,537	49,887
Note payable – UPT minority owner	110,000	110,000
	4,166,478	3,226,917
Debt discount	(212,888)	(250,500)
	3,953,590	2,976,417
Less: current portion	(3,918,247)	(2,938,836)
Long-term portion	$35,343	$37,581

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

On March 13, 2019, the Company and a vendor agreed to convert an overdue $25,000account payable into a Promissory Note Agreement. CoolTech promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech issued cashless warrants to purchase 200,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company submitted a request and provided documentation regarding its compliance with applicable requirements. If and when the loan is forgiven, the principal and interest will be removed from the Company’s books. If forgiveness is not granted, the Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period

On August 23, 2021, the Company received a letter from Bank of America stating that the requested forgiveness had been approved by the Small Business Administration and the outstanding loan amount had been remitted to Bank of America. Therefore, as of September 30, 2021, the outstanding balance was $0.

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

Convertible notes payable

September Convertible Note -- On September 15, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $60,000 after an original issue discount of $6,000, plus 3% interest or $1,980. The total amount of $67,980 will be due on April 15, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On March 17, 2021, Cool Technologies issued 3,468,367 shares of common stock to LGH Investments, LLC upon conversion of $67,980and the note was retired.

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

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 24, 2021, Cool Technologies issued 1,798,561 shares of common stock to LGH Investments, LLC upon partial conversion of $75,000. On May 25, 2021, Cool Technologies issued 1,723,077 shares of common stock to LGH Investments, LLC upon conversion of $67,200 and the note was retired.

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $132,000.

February Convertible Note -- On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $70,000 after an original issue discount of $4,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $77,000 will be due on February 4, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On August 10, 2021, Cool Technologies issued 1,108,647 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $50,000. On August 11, 2021, Cool Technologies issued 765,217 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $29,920 and the note was retired.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $165,000.

March Convertible Note -- On March 12, 2021, the Company signed a promissory note agreement with an accredited investor. It received $65,000 after an original issue discount of $3,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $71,700 will be due on March 12, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date.In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September 16, 2021, Cool Technologies issued 1,639,344 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $50,000. On September 17, 2021, Cool Technologies issued 777,707 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $24,420 and the note was retired.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $275,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share.If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $825,000.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2021, the remaining balance totaled $135,000.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2021, the remaining balance totaled $111,000.

Test Vehicle Financing

In July 2018, CoolTech traded-in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company entered into two finance agreements for the purchase of two test vehicles bearing an interest rate of 9.92% payable monthly over a 5-year period.

As of September 30, 2021, the total amount owed for the vehicles is $42,703.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized. As of September 30, 2021, the outstanding balance was $110,000.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	23,467,717	$0.04	3.1	$36,800
Granted	2,000,000	0.10	--	--
Forfeited or expired	--	--	--	--
Exercised	--	--	--	--
Outstanding, September 30, 2021	25,467,717	0.05	2.5	172,479
Exercisable, September 30, 2021	25,467,717	$0.05	2.5	$172,479

Transactions with Related Parties

The related party advances, in the amount of $48,537 at September 30, 2021, and $49,887 at December 31, 2020, are held by two of the Company’s officers and relate to unreimbursed expenses which carry no interest and are due on demand.

The note payable - UPT minority owner, in the amount of $110,000 at September 30, 2021 and December 31, 2020, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2021	$4,131,135
2022	14,234
2023	14,234
2024	6,875
$4,166,478

Note 4 – Derivative Liability

Under the terms of the August 16, 2021, and September 21, 2021 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Nine Months Ended September 30, 2021
Volatility	163.1-173.7%
Risk-free interest rate	0.07–0.09%
Expected life (years)	0.88–1.0
Dividend yield	--

Changes in the derivative liability were as follows:

	Nine Months Ended September 30, 2021
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2020	$--	$--	$396,143	$396,143
Conversions of convertible debt	--	--	(1,518,278)	(1,518,278)
Issuance of convertible debt and other derivatives	--	--	595,266	595,266
Change in fair value	--	--	737,182	737,182
Convertible debt and other derivative liabilities at September 30, 2021	$--	$--	$210,313	$210,313

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

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of September 30, 2021.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of September 30, 2021 and December 31, 2020, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

On January 25, 2019, Spirit Bear, Ltd. converted their remaining 17shares of Series A preferred stock into 850,000 shares of common stock. KHIC, Inc., a related party holds the remaining 3 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (“Preferred Stock”) is convertible into 50,000 shares of common stock. Each share of preferred stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of preferred stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the “Certificate of Designation”), and prior and in preference to any payment or distribution (or any setting a part of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common Stock

On February 13, 2020, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares.

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of September 30, 2021 and December 31, 2020, the number of shares of common stock to be issued was 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of September 30, 2021, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	33,131,539	$0.08	1.0	$--
Granted	--	--	--	--
Forfeited or cancelled	(13,289,984)	0.11	--	--
Outstanding, September 30, 2021	19,841,555	0.07	0.7	113,250
Exercisable, September 30, 2021	19,841,555	$0.07	0.7	$113,250

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	11,916,503	$0.05	1.9	$10,500
Granted	100,000	0.08	--	--
Forfeited or expired	(1,266,503)	0.30	--	--
Outstanding, September 30, 2021	10,750,000	0.02	2.0	259,580
Exercisable, September 30, 2021	10,750,000	$0.02	2.0	$259,580

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net loss available for stockholders	$(609,222)	$(441,318)	$(2,944,152)	$(1,906,086)
Weighted average outstanding shares of common stock	578,179,773	421,676,611	563,695,497	384,569,242
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	578,179,773	421,676,611	563,695,497	384,569,242

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	September 30
	2021	2020
Stock options	4,000,000	4,000,000
Common stock warrants	56,309,272	56,508,616
Common stock issuable	494,697	494,697
Convertible notes	43,085,229	81,227,095
Convertible preferred stock	2,877,270	2,877,270
Total	106,766,468	145,107,678
Total exercisable at September 30	71,570,468	145,107,678

Note 9 – Subsequent Events

On October 12, 2021, the Company issued 6,798,000 shares of common stock to LGH Investments, LLC upon final conversion of $135,960 on principal of $132,000.

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

As of September 30, 2021, we have seven US patents, two Canadian patents, one Mexican patent, and two pending applications (1 in the US, 1 in Brazil) covering composite heat structures, motors, and related structures, heat pipe architecture, and applications (commonly referred to as “thermal” or “heat dispersion technology”). We also have one Patent Cooperation Treaty (“PCT”) application pending that covers integrated electrical power generation methods and systems.

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

In November 2017, the Company received a purchase commitment for 234 MG systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 MG units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with MG80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred MG80, MG125 and MG200 Mobile Generation systems. As of the September 30, 2021, the Company does not have the funds available to fulfill the orders. To address the issue, the Company is working to close on non-dilutive funding, however, there can be no assurance that its efforts will be successful.

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

As of September 2021, the Company has acquired enough parts and components to build 5 MG 80s and 2 MG 125s. It is currently procuring two mobile water purification systems and components for mobile electric vehicle charging systems.

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

A 30 kVA MG system could power any size unit as well as the pumps to deliver the water or five units at once which would be enough to keep the population of Santa Barbara hydrated. It could even tow a 1,250 gallon water tanker, if needed.

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

Like CoolTech’s Mobile Generation systems (“MG”), VerdeWatts’ products are scalable and offer the ability to bring power anywhere it is needed. Their proprietary Smart Solar Power Generation Units and energy storage systems combine to deliver sustainable power long after the sun has set.

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

The principals of H&K were also part of Gaia Energy. Consequently, the agreement and the expertise provide by H&K are the same. H&K will concentrate on developing markets in Eastern Europe, the Middle East and Africa. The agreement describes the agent’s duties as “generating revenue, and investment funding, for the Company from various organizations including investment funds, end-users, channel partners, integrators, and OEMs.” To that end, H&K has requested quotes from the Company for MG 200 to 300 kVA systems with mobile water desalination capabilities of up to 900,000 gallons per day.

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

Order and Delivery of Water Units and Charger

Over the past six months, the Company has ordered two reverse osmosis water purification units and an electric vehicles charger.

In May of 2021, the Company ordered a reverse osmosis system capable of treating 4,500 gallons of brackish water per day. That was followed by a 100 kW, mode 4 DC, electric vehicle charger capable of simultaneous charging and dynamic load distribution. The Company ordered a second reverse osmosis system capable of treating 4,500 gallons of brackish water per day in July of 2021.

The units were delivered to Craftsmen Industries for installation in the beds of the three test vehicles referenced in Note 3.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended September 30,
	2021	2020	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	120,125	60,000	60,125	100.2%
Payroll and related expenses	99,971	102,484	(2,513)	-2.5%
Professional fees	45,266	83,975	(38,709)	-46.1%
General and administrative	26,003	17,256	8,747	50.7%
Research and development	4,963	3,797	1,166	30.7%
Total operating expenses	296,328	267,512	28,816	10.8%

Interest expense	(390,419)	(301,182)	(89,237)	29.6%
Change in fair value of derivative liability	24,234	127,186	(102,952)	-80.9%
Gain on settlement of debt	52,963	--	52,963	100.0%

Net loss	(609,550)	(441,508)	(168,042)	38.1%

Less: Noncontrolling interest	(328)	(190)	(138)	72.6%

Net loss to shareholders	$(609,222)	$(441,318)	$(167,904)	38.0%

	Nine months ended September 30,
	2021	2020	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	354,341	173,000	181,341	104.8%
Payroll and related expenses	275,840	268,642	7,198	2.7%
Professional fees	224,240	183,084	41,156	22.5%
General and administrative	50,332	30,709	19,623	63.9%
Research and development	14,890	14,105	785	5.6%
Total operating expenses	919,643	669,540	250,103	37.4%

Interest expense, net	(1,340,458)	(1,190,582)	(149,876)	12.6%
Change in fair value of derivative liability	(737,182)	(46,679)	(690,503)	1479.3%
Gain on settlement of debt	52,963	--	52,963	100.0%

Net loss	(2,944,320)	(1,906,801)	(1,037,519)	54.4%

Less: Noncontrolling interest	(168)	(715)	547	-76.5%

Net loss to shareholders	$(2,944,152)	$(1,906,086)	$(1,038,066)	54.5%

Revenues

During the three months ended September 30, 2021, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014, and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Payroll and related expenses decreased during the three months ended September 30, 2021, from $102,484 in 2020 to $99,971 in 2021 and increased during the nine months ended September 30 from $268,642 in 2020 to $275,840 in 2021 due to an increase in the Company’s portion of FICA taxes. Although payroll was the same for both quarters, FICA taxes in 2020 were not expensed until later in the year. FICA taxes in 2021 were expensed on a more timely basis. The difference in the timing of recognition of the expenses shows up as a comparative increase in 2021.

Consulting expenses increased during the three months ended September 30 from $60,000 in 2020 to $120,125 in 2021 and during the nine months ended September 30 from $173,000 in 2020 to $354,341 in 2021. This was due primarily to the addition of two consultants who provide applications engineering and sales services.

Professional fees decreased during the three months ended September 30 from $83,975 in 2020 to $45,266 in 2021 and increased during the nine months ended September 30 from $183,084 in 2020 to $224,240 in 2021. The changes in professional fees were due to fees to retain legal representation to defend the Company against the eviction complaint. The respective decrease or increase is a reflection of the timing and amounts of the invoices received from the law firm representing the Company. In other words, more invoices in greater amounts were received during the first two quarters of 2021.

Research and development expenses increased during both periods ended September 30. The expenses increased slightly during the three months ended September 30 from $3,797 in 2020 to $4,963 in 2021. During the nine months ended September 30, the expenses increased slightly from $14,105 in 2020 to $14,890 in 2021. The comparatively small numbers, compared to previous years, are reflective of the completion of the design of the MG system and the Company’s focus on its commercialization.

Other Income and Expense

Interest expense increased during the three months ended September 30 from $301,182 in 2020 to $390,419 in 2021 due to the elimination of a debt discount and a write off for extinguishment during the second quarter of 2020. Interest expense increased during the nine months ended September 30 from $1,190,582 in 2020 to $1,340,458 in 2021 primarily due to increased amortization of derivative debt discount in 2021.

The change in fair value of derivative liability decreased from income of $127,186 during the three months ended September 30, 2020, to $24,234 in 2021. During the nine month period ended September 30, the change in fair value increased from an expense of $46,679 in 2020 to an expense of $737,182 in 2021 due to an increase in the Company’s debt and its share price.

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

The Company has historically met its liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. At September 30, 2021, CoolTech had cash of $301,934.

Working capital is the amount by which current assets exceed current liabilities. The Company had negative working capital of $7,002,349 and $7,042,484, respectively, at September 30, 2021 and December 31, 2020. The decrease in negative working capital was due to the significant increase in cash and prepaid expenses which more than offset a comparatively smaller increase in overall current liabilities. To that end, we owe approximately $1,643,000 for convertible notes and we owe another $2,322,238 in notes payable. Based on its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations through the end of the fourth quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

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

On August 23, 2021, the Company received a letter from Bank of America stating that the requested forgiveness had been approved by the Small Business Administration and the outstanding loan amount had been remitted to Bank of America. Therefore, as of September 30, 2021, the outstanding balance was $0.

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

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $132,000.

February Convertible Note -- On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $70,000 after an original issue discount of $4,000 and a reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $77,000 will be due on February 4, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On August 10, 2021, Cool Technologies issued 1,108,647 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $50,000. On August 11, 2021, Cool Technologies issued 765,217 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $29,920 and the note was retired.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $165,000.

March Convertible Note -- On March 12, 2021, the Company signed a promissory note agreement with an accredited investor. It received $65,000 after an original issue discount of $3,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $71,700 will be due on March 12, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September 16, 2021, Cool Technologies issued 1,639,344 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $50,000. On September 17, 2021, Cool Technologies issued 777,707 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $24,420 and the note was retired.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $275,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. As of September 30, 2021, the remaining balance totaled $825,000.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2021, the remaining balance totaled $135,000.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2021, the remaining balance totaled $111,000.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2021	2020
Net cash from operating activities	$(1,330,178)	$(310,597)
Net cash from investing activities	(24,921)	(20,413)
Net cash from financing activities	1,657,000	324,654

Net cash from operating activities decreased due to an increase in expenses, specifically an increase of $463,023 in non-cash interest expense, a change in the fair value of derivative liability of $737,182, an increase in accounts payable of $224,449 and an increase in accrued payroll taxes of $106,965 which offset a decrease in the amortization of debt discount of $230,747.

Cash provided by financing activities included debt borrowings of $1,632,000 during 2021 which was a significant increase from the debt borrowings of $384,800 during the same period of 2020.

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

Going Concern

The Company has incurred net losses of $58,775,275 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of September 30, 2021, we have $301,934 in cash and we owe $1,643,000 and $2,322,238 for convertible and promissory notes, respectively. We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2021, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are likely to affect, the internal control over financial reporting.

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

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its initial stages. No discovery has been conducted and there is no trial date. The plaintiffs have also named Cool Technologies as a defendant through their amended complaint and are attempting to hold it liable for the rent under the lease that only UPT signed. Cool Technologies contends that it does not have liability for rent under a lease it did not sign and has filed a motion to dismiss for lack of personal jurisdiction and failure to state a viable cause of action The motion is pending and has not yet been scheduled for a hearing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2021, the Company issued 1,108,647 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $50,000 on convertible debt with a principal of $77,000.

On August 11, 2021, the Company issued 765,217 shares of common stock to PowerUp Lending Group, Ltd. upon final conversion of $29,920 on convertible debt with a principal of $77,000.

On September 16, 2021, the Company issued 1,639,344 shares of our common stock to PowerUp Lending Group, Ltd. upon partial conversion of $50,000 on convertible debt with a principal of $71,700.

On September 17, 2021, the Company issued 777,707 shares of common stock to PowerUp Lending Group, Ltd. upon final conversion of $24,420 on convertible debt with a principal of $71,700.

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

Item 6. Exhibits

4.46*	$135,000 Convertible Promissory Note and Stock Purchase Agreement dated August 16, 2021, issued to PowerUp Lending Group, Ltd.

4.47*	$111,000 Convertible Promissory Note and Stock Purchase Agreement dated September 21, 2021, issued to PowerUp Lending Group, Ltd.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: November 22, 2021	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 22, 2021	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

