Form 10-K
period 2021-12-31
COOL TECHNOLOGIES, INC.
filed 2022-04-18
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s last completed second quarter, based upon the closing price of $0.078 per share as reported by the OTCQB Stock Market on such date was $43,737,483. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of April 5, 2022, 599,100,356 shares of common stock are issued, and outstanding excluding 1,000,000 shares held in escrow.

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

Corporate History

We were incorporated on July 22, 2002, in the State of Nevada under the name Bibb Corporation.

On September 3, 2010, we changed our name to Z3 Enterprises, Inc. (“Z3”), and on April 5, 2012, to HPEV, Inc. (“HPEV”) and on August 19, 2015, our stockholders voted to approve a name change to Cool Technologies, Inc. Our 95% owned subsidiary, Ultimate Power Truck, LLC (“UPT”), was formed on April 17, 2014, in the State of Florida.

On March 29, 2011, we entered into a share exchange agreement (which was amended on June 14, 2011) with HPEV, Inc., a Delaware corporation (“the Share Exchange Agreement”) to acquire 100 shares, constituting all of the issued and outstanding shares of HPEV, Inc. in consideration for the issuance of 22,000,000 shares of common stock. Upon closing of the share exchange on April 15, 2011, HPEV, Inc. became our wholly owned subsidiary. There was a change of control of our company on April 15, 2011, as a result of the issuance of 21,880,000 shares of our common stock to the original shareholders of HPEV, Inc. pursuant to the terms of the Share Exchange Agreement. An additional 120,000 shares were issued during the fourth quarter of 2011 which completed the issuance of 22,000,000 shares of common stock under the terms of the amended Share Exchange Agreement.

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

As of December 31, 2021, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

Mobile Power Generation - a patent pending in-chassis system that outputs electrical power in amounts equal to or greater than skid-mounted generators or tow-behind generators from a smaller, lighter, more efficient package.

The markets for products utilizing our technology include consumer, industrial and military markets, both in the U.S. and worldwide. Our initial target markets include those involved in moving materials and moving people, such as:

•	Motors/Generators,
•	Mobile auxiliary power,
•	Water purification and desalination,
•	Electric vehicle charging,
•	Compressors,
•	Turbines (Wind, Micro),
•	Bearings,
•	Electric Vehicles: rail, off-highway, mining, delivery, refuse,
•	Brakes/rotors/calipers,
•	Pumps/fans,
•	Passenger vehicles: autos, RVs, buses, trains, aircraft,
•	Commercial vehicles: SUV, light trucks, trams, bucket trucks,
•	Military: boats, Humvees, trucks, aircrafts, and
•	Marine: boats ranging in size from 30 feet to 120 feet and beyond.

Our Technologies

Our technologies are divided into two distinct but complementary categories: heat dispersion technology and mobile power generation (eMGen).

Totally Enclosed Heat Pipe and Radial Vent Heat Pipe

The Company has developed, designed, prototyped and third party tested Totally Enclosed Heat Pipe Cooled (TEHPC) designs. It also owns the patents on the designs. The designs apply to dry pit submersible motors and 650 kVA marine duty generators.

Our patent portfolio covers the application and integration of our heat pipes into various other cooling schemes for enhanced heat removal in motors (i.e., electric motorcycles, cars and trucks), generators (i.e. e-axles and the eMGen system) and numerous other industrial applications including multi-clutches for vehicles and brakes and rotors for vehicles marine, aviation and military. We believe that our technologies have the potential to deliver power output increases and cost reductions, depending on the machine type or motor/generator size, as follows:

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

The electric motorcycle industry which includes brands such as Harley Davidson, Zero and others, relies on both air-cooled and liquid-cooled motors. We believe our technology can result in the production of smaller, lighter weight motors as well as cooler motors, batteries and controls. We believe it will also address common performance issues such as overheating which shuts down the motor and forces the rider to stop and let the motor cool. Finally, we believe our wet rotating disc engagement system can cool motorcycle clutches and brakes.

Thermal Technology Target Markets: Generators

Large kilowatt:	prime power
Stationary:	emergency back-up, UPS systems
Commercial Mobile:	Electric vehicles and motor- cycles, e-axles, battery management systems
Consumer:	home standby, recreation
Rental:	mobile + light towers, pumps, compressors

Mobile Power Generation (eMGen)

The Company’s mobile power generation system enables work trucks to power an in-chassis generator, eliminating the need for some commercial vehicles to tow a mobile generator to a work site. Management believes that there is an unmet demand for on-board, continuous generation of up to 800 kilowatts (kW) of power to remote jobsites, charge electric vehicles and generate emergency power in the event of an outage or disaster. Meetings with Mexican farmers, military personnel and electric vehicle companies along with feedback from international representatives and agents of the Company have confirmed the need for such applications. We offer an in-chassis generator installation kit as a stand-alone (Mobile Generator or eMGen) for third parties and have contracted with Craftsmen Industries to perform domestic installations. It’s likely the Company will also contract with a facility overseas to handle the foreign orders.

Management, along with key directors, members of the Board of Advisors and the Company’s outside contractors, utilized 2021 to increase eMGen output up to 825 kVA and enhance optional capabilities, specifically water purification, desalination and electric vehicle charging. They met with vendors, determined specifications and design modifications, gathered quotes, generated purchase orders and performed quality control reviews before equipment was shipped. Despite COVID 19 restrictions, they also managed to expand existing business relationships and establish new ones in Mexico, the Middle East, and the USA, specifically the Army Corps of Engineers, FEMA, state and local disaster preparedness agencies as well as federal and state firefighting agencies.

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

As the Company is still pre-revenue, some production funding may be made in conjunction with projects that involve our director Steve Wilburn’s companies’ FirmGreen or VerdeWatts. In the meantime, CoolTech has continued to pursue non-dilutive financing based upon the third-party valuation of the Company’s intellectual property, however, there can be no assurance that financing will be obtained.

As a result of a cross marketing and license agreement the Company signed with FirmGreen (a producer of commercial water systems) and the interest we received from Mexican government officials, we are commercializing our water desalination and purification capability. The Company now offers eMGen 125 water purification and desalination systems capable of producing up to 14,000 gallons of potable water per day as well as delivery if a rolling tank is hitched to the truck. The truck-mounted systems should cleanse contaminated, polluted and wastewater or remove saline from saltwater. The desalination unit should output either clean potable water for drinking and cooking or non-potable water for agricultural or mining use.

In July 2019, our CEO attended a meeting with senators, federal, local, and Oaxaca state deputies, as well as representatives of state and federal agencies in Villa Alta, Mexico to discuss ways to clean the water in the Atoyac River, which is considered to be one of the most polluted rivers in Mexico.

Since then, elected officials in the states of Jalisco, Hidalgo and Sonora, Chihuahua and Txlaca have also expressed interest in using the eMGen to treat water from their rivers. The need in Hidalgo is especially urgent. Over 100,000 people were infected with the coronavirus in 2020 due to the contamination of their drinking water. For most states, the primary contaminant is sewage. In Sonora, it’s salt. Both impact drinking water and irrigation.

We expect the license agreement signed with VerdeWatts (a solar panel and energy storage manufacturer) will also act as a catalyst in the development of a no-idle option that will enable the eMGen system to operate solely through battery and solar power without the need to idle the truck’s engine. An eMGen outfitted with a solar or battery-powered no idle system could output clean drinkable water for virtually no cost.

Mexican interest extends beyond immediate applications. Federal Deputy Efrain Rocha Vega announced in 2020, the Mexican government will also support a Cool Technologies Center of Excellence to help integrate CoolTech’s green energy platform into other areas of the Mexican economy. A Center of Excellence is a shared facility or entity that provides leadership, best practices, research, support and/or training for our eMGen power systems, our mobile water purification and desalination systems and possibly our solar-powered and no-idle technology

The joint venture the Company signed with VerdeWatts and FirmGreen added a new application for the eMGen System: making it an integral part of mobile microgrids. VerdeWatts solar panels and battery storage systems would provide the sustainable energy. eMGen Systems would recharge or back-up the microgrids and simultaneously power FirmGreen water purification and desalination systems.

The mobile microgrids would interface with existing infrastructure for power, water, wireless communications and healthcare. They would provide or increase resilience during grid outages such as what occurred this past winter in Texas, using clean energy alternatives to mobile fossil fuel generators. The microgrids could also power, light and provide potable water and irrigation for farming villages throughout rural America and the developing world. VerdeWatts has publicly stated it has microgrid projects in Puerto Rico, Chile and Nigeria and that it intends to build mobile medical clinics and emergency command posts powered by eMGen systems.

An application that the Company has demonstrated publicly is truck mounted electric vehicle charging.

Range anxiety has often been mentioned as a primary reason holding back adoption of electric vehicles. Concomitant with that concern is ‘charging deserts’ - areas without charging infrastructure, primarily rural, less populated, less traveled and/or low income. (https://www.businessinsider.com/meet-dozens-of-startups-leading-the-electric-car-charging-market-2022-20)

The eMGen’s EV charging option helps quickly address those adoption concerns in a very cost-effective way. Mobile charging vehicles don’t require permits or build out of infrastructure which, depending on the type of charging required can cost $300,000 to $400,000. (https://electrek.co/2018/10/16/porsche-taycan-dealers-charging-stations/)

The higher the level and the faster the charge, the more expensive an EV charger is to install. Level 3 chargers cost $120,000 to $260,000 installed on average, according to AlixPartners. Others estimate the cost around $50,000 for a single port for Level 3 stations. In the European Union, a typical 350-kilowatt (kW) charger can cost $150,000, including hardware, installation, and planning.

Actual hardware costs usually total a bit more than 50% of total project costs. The other costs include bringing additional power or utility service to the site. Especially with DC fast chargers, a host site likely will not have enough power available and the local utility may have to upgrade the electrical grid to expand power capacity. Electrical conduit upgrades such as the cost of installing a dedicated 480 volt circuit can average $12,000 to $15,000 according to Future Energy. Plus, an electrical upgrade involves associated expenses including electrical panels, meters to monitor electricity use, or even an additional transformer.

Construction includes the underground preparation such as boring and trenching as well as concrete pads and cement work for power lines needed to support multiple DC fast chargers.

Soft costs (anything not including labor and materials) include everything from architectural and engineering fees to legal fees, easement processes, inspections, permits and taxes and insurance. In many locations, securing permits and approvals to build chargers, construct sites, and connect to the electric grid can require months, or even years, of planning.

One final consideration is that resources including skilled technicians and production capacity for fast charging hardware and high voltage electrical equipment are in short supply.

Our technology can provide Level 2, DC Fast Charging and even mega charging (up to and including 825 kVA on a medium duty Class 6 truck) and should deliver even more power in the future. Because the system is retrofittable, it can be uninstalled and reinstalled on a larger or newer model truck that generates more torque. More torque is an upgrade to the system as more torque produces more power.

Our revenue model for an in-chassis mobile electric power generation system is driven by the efforts of partner up-fitters and truck body builders along with regional sales teams and independent representatives as well as strategic alliances and joint ventures.

We believe that in head-to-head competition with tow behind generators, our mobile generation technology should prove very disruptive. Operators in such markets as the military, utilities and agriculture, to name a few, will be able to work in remote locations without having to tow or drop in a generator. We believe that the reduction in overall weight and size should also deliver significant operating efficiencies and savings to government and work truck fleets. Furthermore, we believe that our new applications will enhance adoption of the eMGen across an even wider range of industries, NGOs and government entities in both first and third world countries.

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

Mobile Electric Power (eMGen 30-eMGen 825.8)

The worldwide market for power generation off site spans a broad range. We believe the competitive factors in our markets include but are not limited to:

•	technological innovation and adaptability;
•	ease of transport and use;
•	product quality and safety;
•	kilowatts output and efficiency; and
•	product price.

We believe our primary competition in the mobile generator market will be from well-established companies such as Cummins, Caterpillar Inc., Doosan Group, Wacker Neuson SE, Multi Quip Inc. and Generac Power Systems. All of them offer towable, trailer-mounted generators. Cummins Onan, Harrison Hydra-Gen and Smart Power Systems offer an onboard generator, specifically engineered for mobile emergency vehicle use.

Portable generators address a need for mobile electric power in the commercial, leisure and residential markets. As outputs tend to range from 1 to 17.5 kilowatts (kW), the competition they provide is only at the lowest end of our power output spectrum. Onan, Honda and Kohler are among the well-established brand names.

A standard option that can be ordered when purchasing a truck is a power take-off or PTO. PTOs are mounted to a truck’s drivetrain and redirect engine power to operate onboard equipment. Integrated power systems use the PTO to run an alternating current generator. Cool Tech has the capability to power the generator directly from the drivetrain or from a PTO.

Real Power from Contour Hardening, Inc. offers alternating current (AC) power systems driven by a PTO. System voltages range from 15 to 180 kVA. Those under 60 kW retrofit under the beds of class 3 to 5 diesel trucks. Systems larger than 100 kW require Class 6 or 8 diesel trucks and a side mount. An important difference between the Real Power and the eMGen systems is that the eMGen can generate up to 125 kW on class 3 to 5 trucks and it can operate independently from the transmission.

Modular integrated systems offer varying combinations of air compressors, welders, hydraulics and generators. Vanair Manufacturing, Inc’s Underdeck uses a PTO to power various combinations and output from 6.6 to 25 kilowatts.

HIPPO Multipower packages hydraulic, air, electric and welding into a single unit. Outputs range from 5.2 to 9 kW. The Enpak from Miller Electric Manufacturing Company offers the same package powered by a separate diesel engine that exports 7 kW of power.

Many electric vehicles (“EV”) and plug-in hybrid electric vehicles (“PHEV”) can use excess battery capacity to provide exportable power with no idling. Ford’s 2021 hybrid F-150 pickup truck exports 2.4 to 9.6 kilowatts of power. Odyne Systems, LLC, manufactures hybrid systems for medium and heavy-duty work trucks over 14,000 pounds. The systems export 6 to 18 kW of AC power.

Another way EV and PHEV can power onboard equipment is through an ePTO or electric power take-off which is essentially a battery-powered version of a PTO. Terex’s Corporation’s hybrid-electric system uses an ePTO to export up to 3.8 kW of power. In July of 2018, Cummins, Inc. acquired Efficient Drivetrains, Inc. a designer and producer of PHEV and EV drivetrain systems that offered an exportable power option that provides 50 to 200 kW of grid-synchronized power. The drive system made by First Priority Greenfleet exports up to 120 kW of synchronized power.

Allison Transmission and a partner company combine a generator and transmission into a single casing to produce 30 to 125 kW of electric power.

While both the eMGen and the Allison Transmission are retrofittable, there are important differences. The Allison is limited to new vehicles that incorporate its 3,000 and 4,000 Series transmissions. The eMGen can produce up to 125 kW on an 8,000 pound as opposed to a 40,000-pound vehicle. Also, the eMGen’s power is produced independently from the transmission, consequently, the truck can still operate if the generator stops working.

The company’s electrification portfolio also includes the Transmission Integral Generator which provides up to 120kW of electrical power to reduce reliance on traditional towable generators

In January 2022, Oshkosh Defense, a wholly owned subsidiary of Oshkosh Corporation, demonstrated the first-ever silent drive hybrid-electric Joint Light Tactical Vehicle (JLTV), the JLTV provides export power capacity of up to 115kW.

Other companies use a vehicle’s engine to charge on-board batteries, which then run the generator when the vehicle is stopped. Output tends to be less than 50 kW and lithium-ion batteries typically power the system. The batteries have limited runtimes and a shorter lifespan than acid batteries. In addition, they must be cooled to operate properly. As an example, Altec Inc’s. Jobsite Energy Management System provides up to 4 kW of exportable power.

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

CoolTech’s Mobile Generation system can also provide Level 2 and Level 3 DC Fast Charging (up to and including 350 kVA on a Class 7, 13 liter truck). ‘Levels’ indicate the charging power. The higher the level, the higher the power. More power equals shorter charging times. Level 2 is typically 240 volt AC (alternating current) power. Level 3 relies on 480 volt DC (direct current) power. Most Level 3 chargers provide an 80% charge in 30 minutes.

The Company expects to deliver even more power in the future. That’s because the system is retrofittable. It can be uninstalled and reinstalled on a larger truck that generates more torque.

4Real Power uses a PTO driven generator to output 70 kW of power for Level 3 DC fast charging. Lightning Mobile puts a rechargeable package into a vehicle or trailer to deliver DC fast charging at up to 80 kW and, optionally, Level 2 AC charging at up to 19.2 kW. In China, vans operated by Nio store about 200 kilowatt hours (kWh) for vehicle charging. The Blink Mobile Emergency Charger outputs up to 9.6 kW which equates to about 1 mile of charge per minute.

The Mobi EV Charger is essentially batteries on wheels with a joystick drive system. The Level 2 fast charger is equipped with an 80-kWh battery. SparkCharge’s transportable fast-charging system incorporates a battery module that provides up to 20 kW of power.

Another variation on mobile charging relies on a self-contained unit that is dropped into place. EV Safe Charge offers a temporary Level 2 and DC fast charging systems delivered to locations on demand. Depending upon on-site capabilities, chargers are powered either through existing power at the location, solar panels, or self-contained generating systems. The EV ARC from Beam Global uses a solar array to export up to 4.3 kW of power. It provides Level 2 charging to as many as 6 EVs at a time.

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

Manufacturing

We do not plan to manufacture in-house. The Company works with Craftsmen Industries utilizing its assets and system integrators to upfit our Mobile Generation technology. For our thermal technologies, the Company plans to rely on product development agreements with manufacturers who will then pay a license or royalty per unit. We anticipate that such agreements will delineate the respective intellectual property owned by both companies, describe the goal of the testing to verify the savings and value to a particular company, the equipment to be modified, the criteria that constitutes successful testing, how and where the tests will be conducted and the next steps to be taken in the event of successful testing.

Suppliers

For mobile power generation, the required software and its vehicle integration were supplied by a third party provider of engineering services along with partner truck up-fitter and others to be named later.

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

As of April 5, 2022, we have not signed formal agreements with any suppliers.

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

As of December 31, 2021, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems. In addition, we have applied for and received trademarks for an acronym for one of our technologies: “TEHPC” and “eMGen” which will function as the brand name for CoolTech’s Mobile Power Generation System.

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

The following table sets forth the patents we own or license which we believe support our technology.

Patent Number	Country	Filing Date	Issue Date	Expiration Date	Title
8,283,818 B2	US	February 4, 2010	October 9, 2012	June 19, 2026	Electric Motor with Heat Pipes
8,134,260 B2	US	July 31, 2009	March 13, 2012	June 19, 2026	Electric Motor with Heat Pipes
8,148,858 B2	US	August 6, 2009	April 3, 2012	August 6 2028	Totally Enclosed Heat Pipe Cooled Motor
8,198,770 B2	US	April 3, 2009	June 12, 2012	April 4, 2028	Heat Pipe Bearing Cooler Systems and Methods
7,569,955 B2	US	June 19, 2007	August 4, 2009	June 19, 2026	Electric Motor with Heat Pipes
9,618,068	US	December 18, 2014	April 11, 2017	December 18, 2033	Heat Pipe Cooled Wet Brake
9,543,809	US	February 25, 2014	January 10, 2017	February 25, , 2033	Radial Vent Composite Heat Pipe
2,971,404	Canada	June 16, 2017	October 15, 2019	December 16, 2034	Heat Pipe Cooled Wet Brake
2,902,329	Canada	August 24, 2015	May 2019	February 25, 2034	Radial Vent Composite Heat Pipe
346856	Mexico	August 25, 2015	April 2017	February 25, 2034	Radial Vent Composite Heat Pipe
BR 112015020362-0	Brazil	August 24, 2015	November 2021	February 25, 2034	Radial Vent Composite Heat Pipe

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

Our designs comply with current EPA emission standards, and we believe they will comply with future requirements.

No original vehicle parts will be significantly modified in the retrofitting process. There will be some additional parts (generator, touchscreens, software, sensors and controls) added, but these parts will not change how the vehicle operates in any way. The drive train will operate according to the manufacturer’s specifications. Therefore, we believe that the original warranty will remain in effect, and we do not believe that the conversion will violate the Magnuson-Moss Act.

The Magnuson-Moss Warranty Act is a federal law that protects consumers by barring a vehicle manufacturer from voiding the warranty on a vehicle due to an aftermarket part unless the manufacturer can prove that the aftermarket part caused or contributed to the failure in the vehicle. The Company will warranty the eMGen System with an industry standard warranty. All of our other components (generator, human machine interface, software, controller/sensors) will be warranted by their respective manufacturers.

The Department of Transportation, National Highway Traffic Safety Administration (“NHTSA”) is charged with writing and enforcing safety and fuel economy standards for motor vehicles through their Federal Motor Vehicle Safety Standards. These standards require manufacturers to design their electrically powered vehicles so that, in the event of a crash, the electrical energy storage, conversion, and traction systems are either electrically isolated from the vehicle’s chassis, or their voltage is below specified levels considered safe from electric shock hazards. Our planned no-idle version of our Mobile Generation system will be designed to meet or exceed these requirements.

Optional components such as solar panels, batteries, water purification or desalination systems will be supplied and warrantied by their manufacturers

In addition, the total weight of the additional components should remain within the vehicle’s gross vehicle weight rating. As a result, we believe that our retrofits will comply with federal and state transportation regulations.

While we do not create and market our products around government subsidies and tax incentives, a class 3 to 5 eMGen truck equipped with a charger can provide a Level II charge to one or more electric vehicles. Our 200 kVA truck will provide Level III DC fast charging and a medium duty class 6 truck (Ford F-650) can power what is informally known as a mega-charger for vehicles like the Porsche Taycan or Tesla - all from the truck bed. Assuming the eMGen truck qualifies as a charging station almost every state and a number of municipalities and utilities offer grants, rebates, tax credits, or other incentives for electric vehicle charging stations.

If we fulfill all elements of our business plan, we will have to prepare for, understand and ultimately meet emerging product environmental regulations around the world. Our products will have to comply with the new Euro VII emission standards that are expected to go into effect in the European Union in 2022, as well as the standards in other international markets, including Japan, Mexico, Australia, Brazil, Russia, India, and China that are becoming more stringent.

Employees

As of April 5, 2022, we had two full time employees, one full time consultant and four part-time contractors. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During the years 2021 and 2020, we incurred research and development costs of $19,853 and $19,069, respectively. All costs were borne by the Company.

Item 1A: Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2021, and 2020 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2021, we have incurred net losses of $59,276,748 since inception and have not yet commenced full operations, raising substantial doubt about our ability to continue as a going concern. As of December 31, 2021, we had $72,391 in cash on hand. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. We are pursuing various financing alternatives to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. The Company believes that if it does not obtain adequate working capital by the end of the second quarter 2022, it may need to cease or curtail operations.

We have approximately $2,314,500 in principal amount of promissory notes and if we are not able to make timely payments on these notes we may be in default.

We have approximately $2,314,500 in principal amount of promissory notes and if we are not able to make timely payments on these notes we may be in default. We do not have enough cash on hand to pay our obligations when due and may default on these notes. As a result, if we default on the notes the lender will be able to seek to enforce the obligations on the notes which will hurt our business operations and may cause us to curtail or cease operations.

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

From incorporation in 2002 to December 31, 2021, we have incurred net losses of $59,276,748. The losses may continue into the foreseeable future. There can be no assurance we will ever operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

The market for mobile power generation is changing.

 Although tow-behind generators have been the standard for more than 60 years, the market is changing. A greater number of hybrid and electric vehicles are being sold and low power generation systems are being incorporated in internal combustion trucks. As the eMGen System produces power equal to tow behinds from a smaller, lighter package, it is reflective of that change. In addition, usage of electric vehicles continues to increase, however, in many countries, charging infrastructure is not likely to keep pace. As the eMGen Systems offer both slow and fast charging capabilities, this creates new opportunities for the Company. Nonetheless, significant increases in the electrical output of existing mobile power systems, rapid build-out of electric vehicle charging infrastructure, new government regulations or changes in consumer demand and behavior may slow the growth of our business and negatively impact our financial results.

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

The occurrence of an uncontrollable event such as the COVID-19 pandemic and its subsequent variants is likely to negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our products but our overall ability to react timely to mitigate the impact of this event. Also, it may substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

We have signed joint venture and/or sales representation agreements with companies in Turkey and Australia. It’s likely that there will be further sales, licensing and distribution of products and technologies outside the United States, and that we will derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in United States dollars, but a significant portion of our revenues may be earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have an adverse effect on our business, results of operations and financial condition.

Our business will also be subject to other risks inherent in the international marketplace, many of which are beyond our control. These risks include:

•

laws and policies affecting trade, investment and taxes, including economic sanctions as well as laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the three officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee.

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

As of December 31, 2021, there are 3 shares of Series A preferred stock (“Series A Stock”) issued and outstanding (each such share of Series A Stock has the voting right of 50,000 shares of common stock) convertible into an aggregate of 150,000 shares of common stock and 2,727,270 shares of Series B preferred stock (“Series B Stock”) issued and outstanding. For so long as the Series B Stock is issued and outstanding, the holders of Series B Stock shall vote together as a single class with the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes on all such matters. There are also warrants to purchase an aggregate of 53,964,285 shares of common stock and options to purchase an aggregate of 4,000,000 shares of common stock outstanding. The issuance of shares upon conversion of preferred stock and exercise of warrants and options will result in substantial dilution to the interests of other stockholders.

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

Our executive officers and directors control approximately 4.5% of our outstanding common stock. In addition, a former director owns Series B preferred shares with two other stockholders. Together, they control 66 and 2/3 of the voting rights of the Company. The officers, directors and Series B stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders’ best interest, but which might negatively affect the market price of our common stock.

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

Our Articles of Incorporation authorizes the issuance of 1,000,000,000 shares of common stock, par value $0.001 per share, of which as of April 5, 2022, 599,100,356 shares are issued, and outstanding excluding 1,000,000 shares held in escrow. On February 13, 2020, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

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

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its initial stages. No amounts have been recorded as loss contingencies. No discovery has been conducted and there is no trial date. Plaintiffs named Cool Technologies as a defendant in an amended complaint. Cool Technologies has moved to dismiss the complaint for lack of personal jurisdiction and failure to state a cause of action, which is set for hearing in April.

PGC Investments, LLC has also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The Company vigorously disputes that and believes it has the documentation and evidence to prevail. The arbitration is in its early stages and there is no final hearing date.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTC Bulletin Board from July 30, 2009, to March 26, 2010, under the symbol BIBB. Prior to September 2010, there was no active market for our common stock. Our common stock is currently quoted on the OTCQB under the trading symbol WARM.

The following table sets forth the high and low sales prices as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

March 31, 2021	$0.010	$0.009
June 30, 2021	$0.010	$0.008
September 30, 2021	$0.021	$0.017
December 31, 2021	$0.016	$0.014
March 31, 2020	$0.010	$0.009
June 30, 2020	$0.010	$0.008
September 30, 2020	$0.021	$0.017
December 31, 2020	$0.016	$0.014

The last reported sales price of our common stock on the OTCQB on April 5, 2022, was $0.018.

As of April 5, 2022, there were 209 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--		--	--

Equity compensation plans not approved by security holders	9,085,714	(1)	$0.71	--

______________

(1)

Represents (i) options to purchase 1,000,000 shares of common stock at $2.00 per share to Timothy Hassett; (ii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iii) warrants to purchase 6,085,714 shares of common stock as set forth in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. of this Annual Report on Form 10-K.

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

On January 20, 2021, the Company issued 15,000,000 shares of our common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt with a principal of $250,000 and accrued interest of $62,975.

On January 22, 2021, the Company issued 15,000,000 shares of common stock to LGH Investments, LLC upon partial conversion of $137,385 on convertible debt of $250,000 and accrued interest of $62,975.

On February 3, 2021, the Company issued 2,653,125 shares of common stock to LGH Investments, LLC upon final conversion of $38,205 on convertible debt with a principal of $250,000 and accrued interest of $62,975.

On February 10, 2021, the Company issued 6,798,000 shares of common stock to LGH Investments, LLC upon conversion of $84,975 on a bridge promissory note with a principal of $75,000.

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

On April 23, 2021, the Company issued 911,197 shares of common stock to JSJ Investments, Inc. upon partial conversion of $35,000 on convertible debt with a principal of $66,000 and accrued interest of $2,828.

On April 27, 2021, the Company issued 880,675 shares of common stock to JSJ Investments, Inc upon partial conversion of $33,828 on convertible debt with a principal of $66,000 and accrued interest of $2,828.

On May 3, 2021, the Company issued 5,150,000 shares of our common stock to LGH Investments, LLC upon conversion of $51,500 on convertible debt with a principal of $50,000 and accrued interest of $1,500.

On May 7, 2021, the Company issued 45,471 shares of common stock to JSJ Investments, Inc. as reimbursement for $1,950 in stock transfer fees.

On May 24, 2021, the Company issued 1,798,561 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $75,000 on convertible debt with a principal of $137,000 and accrued interest of $5,200.

On May 25, 2021, the Company issued 1,723,077 shares of common stock to PowerUp Lending Group, Ltd. upon final conversion of $67,200 on a bridge promissory note with a principal of $137,000 and accrued interest of $5,200.

On June 17, 2021, the Company issued 2,195,122 shares of common stock to LGH Investments, LLC upon the cashless exercise of three warrants that totaled 2,500,000 shares in aggregate.

On August 10, 2021, the Company issued 1,108,647 shares of common stock to PowerUp Lending Group, Ltd. upon partial conversion of $50,000 on convertible debt with a principal of $77,000 and accrued interest of $2,920.

On August 11, 2021, the Company issued 765,217 shares of common stock to PowerUp Lending Group, Ltd. upon final conversion of $29,920 on convertible debt with a principal of $77,000 and accrued interest of $2,920.

On September 16, 2021, the Company issued 1,639,344 shares of our common stock to PowerUp Lending Group, Ltd. upon partial conversion of $50,000 on convertible debt with a principal of $71,700 and accrued interest of $2,720.

On September 17, 2021, the Company issued 777,707 shares of common stock to PowerUp Lending Group, Ltd. upon final conversion of $24,420 on convertible debt with a principal of $71,700 and accrued interest of $2,720.

On October 12, 2021, the Company issued 6,798,000 shares of common stock to LGH Investments, LLC upon final conversion of $135,960 on convertible debt with a principal of $132,000 and accrued interest of $3,960.

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

The Company has developed a mobile power generation system (eMGen) that enables work trucks to generate electric power by running an in-chassis generator. The eMGen system can be retrofit onto new and existing American trucks. CoolTech intends to sell the mobile electric power system to government, commercial and fleet vehicle owners. Sales are expected to occur through the direct efforts of the Company, its sales agents and its joint venture partners. CoolTech may also license the eMGen system as well.

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

As of December 31, 2021, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

The Company intends to commercialize its patents by integrating the thermal technologies and applications with Original Equipment Manufacturer (OEM) partners and by licensing them to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers.

We believe the benefits of our mobile power generation systems are quickly realized once potential customers see it in operation. Public demonstrations of the eMGen systems began in April 2017. An inspection and performance demonstration for Mexican government officials and business leaders occurred in May 2018. Feedback from initial viewers resulted in more government officials and fruit growers coming to see the eMGen power equipment and to learn about the water purification options in March 2019. Even more officials and growers followed -- flying to St. Louis for a review in May 2019.

Craftsmen Industries was selected to produce the first systems due to its engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles and completed an initial production run vehicle two months later.

While the Company awaits funding to begin continuous production, it has continued to expand its contacts with potential clients -- meeting with government agencies, emergency responders and city officials as well as military engineers and procurement specialists. Specifications for custom applications have been noted and preliminary designs drawn up.

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

The occurrence of an uncontrollable event such as the COVID-19 pandemic and its subsequent variants has negatively affected our operations over the past year. A pandemic typically results in social distancing, travel bans, lockdowns and quarantines. This has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, have impacted our operations and financial condition. It may also impact demand for our products and may continue to hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

Craftsmen Industries, Inc.

As a consequence of the first public demonstration of the eMGen 30 kilovolt amp (“kVA”) system at the North America International Auto Show in Detroit in January 2017, the Company entered into an agreement in principle, dated February 21, 2017, with Craftsmen Industries, Inc.(“Craftsmen’), a company engaged in the design, engineering and production of mobile marketing vehicles, experiential marketing platforms and industrial mobile solutions.

On April 25, 2017, we delivered to Craftsmen Industries, a Class III Vehicle (Ford F-350 dually) up-fitted with a production-ready eMGen 30 kVA (single phase/three phase) system.

Subsequently, Craftsmen invited the Company to demonstrate its mobile generation technology and the potential benefits for Craftsmen products at Craftsmen’s 35th Anniversary Party on April 27, 2017. Over 100 current and prospective Craftsmen customers were in the audience for the demonstrations.

Craftsmen recently signed a manufacturing contract with Translux-Fair Play. Translux’ Hazelwood, Missouri facility encompasses over 45,000 square feet of manufacturing space and offers extensive laser cutting and metal bending machinery. The contract significantly enhances Craftsmen’s capabilities to produce boxes and control panels for the eMGen Systems and the vehicles they’re upfitted to, but also all the eMGen’s optional tasks and capabilities, including welding, water purification and solar power.

Not only will basic production be optimized and improved, but control panels and displays should be upgraded. CoolTech is expected to benefit from Translux’ electronics expertise which has been refined through their years of manufacturing digital scoring panels for sporting arenas and ball parks.

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

On January 18, 2018, the Company entered into an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (“IP”) analytics, to assess the value of the Company’s IP. As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing. Since then, significant progress has been achieved, although at a pace much slower than anticipated.

Live eMGen 80 Demonstration in Fort Collins, Colorado

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

A representative from one of the Mexican farming producers’ unions approved the generator-equipped truck. CoolTech plans to put this into production as soon as final funding is secured.

Purchase and Delivery of Truck to Craftsman Industries

On July 15, 2018, the Company purchased a Ford F-450 Chassis Cab Truck. Subsequently, a metal flatbed was manufactured and installed. The truck was delivered to Craftsmen on September 15, 2018. It will be used for the installation and refinement of the eMGen 80 kVA system. A second F-450 will be used for the eMGen 125 kVA system.

Order of Parts and Components

During the week of October 7, 2018, the Company placed orders for System Controllers, 80 and 125 kVA Generators, Voltage Regulators, Panasonic Toughpads, Power Take-Offs (PTO) and Split Shaft PTOs.

As of September 2021, the Company has acquired enough parts and components to build 5 eMGen 80s and 2 eMGen 125s. It is currently procuring two mobile water purification systems and components for mobile electric vehicle charging systems.

In addition, the Company has purchased another Ford F-450 and is seeking to acquire more F-450s and 550s for use in demonstrations of the capabilities noted above and for initial order fulfillment.

Unveiling of Initial Production Run Vehicle

On March 27, 2019, the Company unveiled the initial production run of its mobile power generation (eMGen) work trucks for inspection by an audience of agricultural and community leaders from Latin America at Craftsmen Industries.

The itinerary for the showcase event included a tour of the St. Louis manufacturing facility and inspection of the first production run eMGen vehicle in operation as it powered a variety of equipment.

The purpose of the viewing was not only to show the truck’s capabilities, but to get feedback from the attendees.

Mexico’s population is expected to grow from 129 million to nearly 150 million by 2050. As a result, energy and water demand should increase significantly.

Increased water demand for both human consumption and agricultural production, along with lagging water management practices have resulted in a rapid depletion of water reserves in Mexico, particularly in Northern Mexico. The forecast of high temperatures in the summer combined with a developing La Nina weather pattern could prolong an existing drought and spread water shortages.

According to the North American Drought Monitor from the University of Nebraska, as of February 2022, Northern Mexico is abnormally dry with pockets of moderate to severe drought. (https://droughtmonitor.unl.edu/nadm/home/NADMByArea.aspx?MX)

Last year was particularly bad for the country. In June 2021, nearly 85% of Mexico was dangerously dry. The National Water Commission (CONAGUA) reported that 1,295 municipalities experienced drought conditions and 77 of 210 principal reservoirs were below 25% capacity, especially in the north.

With reservoirs drying and ground water levels declining, water is at a premium. In many locations, sewage water is reused for irrigation. Water treatment is scarce and pollution regulations are rarely enforced.

As long as investment in wastewater treatment lags behind population growth, large numbers of consumers eating raw produce face heightened threats to food safety from diseases such as salmonella, E Coli and roundworm. Add unchecked or minimally treated industrial pollution and unusually large numbers of cases of cancer and kidney problems have been documented in consumers living near polluted waterways.

While access to electricity is high across the nation, in rural areas, power can be sporadic or even non-existent. Many communities, particularly in regions populated by indigenous people, are still not connected to the grid. They rely on diesel generators to light homes and draw water from shrinking aquifers.

Interest from Mexican authorities is high in the eMGen systems as they seek to mitigate the effects of drought and guarantee access to drinking water as well as provide a consistent source of electricity and mobile medical services for underserved populations.

Through the efforts of its representatives in the country, the Company has been in contact with and in some cases made presentations to the national water commission (CONAQUA) as well as cabinet secretaries, senators, representatives and deputies at the federal level; to governors, legislators, commissioners and municipal presidents at the state level and to mayors and county and local politicians in cities and towns beset by energy and water problems. Private entities such as distilleries, fruit growers, cattle rancher’s associations and mining companies have also requested information.

Conversations are ongoing and interested politicians are helping to promote, coordinate and refine the Company’s approach to secure funding for pilot programs, full blown projects and purchases of eMGen systems and vehicles.

Mexican Government

On May 13, 2019, government officials and fruit growers were at Craftsmen Industries in St. Louis for a review of a first run eMGen 80 production vehicle and water purification/desalination options.

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

Introduction of new options

During the fourth quarter of 2019, the Company has introduced new options, which include an eMGen System that generates up to 200 kVA of electric power, water purification and desalination systems.

The Company’s mobile electric generation system (“eMGen”) offers optional 30 to 125 kVA water purification and desalination units capable of producing 2,800 to 14,000 gallons of potable water per day. Assuming the average person needs 2 liters per day, 10,000 gallons is enough for 26,498 people. If delivery is required, an eMGen truck can also tow a water tanker.

The truck-mounted units cleanse contaminated, polluted and wastewater or remove saline from saltwater. Submerge the input pipe into any water source. Chemicals, particulates, salts, heavy metals, bacteria, viruses and other impurities are removed. Six levels of water purification output a range of water qualities from clean potable water for drinking and cooking tor non-potable water for agricultural or other commercial and emergency usage.

The eMGen systems as well as the purification and desalinization units feature fully automated controls and monitoring. A Panasonic Toughpad tablet provides a rugged touchscreen interface for operation from the truck cab or anywhere within a 300 foot radius. When outfitted with the optional telematics package, the systems can be remotely controlled and monitored from distant locations.

The next generation of eMGens will include a solar-powered generator system with a built-in water purification unit that makes seawater desalination sustainable. The system pumps and purifies up to 4,500 gallons of potable water per day. It can be set up and operated anywhere a four-wheel drive vehicle can go. Once the batteries are drained, the systems shift to fuel power for 24 hour operation. The solar panels collapse and fold, so the entire system fits easily in the bed of a work truck.

Rugged, reliable and versatile, the eMGen trucks are designed to operate in extreme environments. A variety of capabilities handle a variety of needs including:

•	agriculture,
•	municipalities,
•	mining,
•	emergency response,
•	and disaster relief.

The applications for hurricanes, floods, earthquakes and other natural disasters are obvious, others less so.

Here are a few common yet relatively unknown problems the system and units address:

•	In poorly served or third world countries, irregular power service prevents farmers from irrigating on a regular schedule which reduces the size of the harvest.

•	In areas where water tables are dropping, powerful pumps are required to pull water up from deep underground. A mobile pump is far more cost effective than permanent ones positioned out in the fields.

•	Use of polluted irrigation water stunts crops and restricts sales which limit farmers’ incomes.

•	Over-pumping of aquifers enables saltwater intrusion to contaminate coastal water supplies. Water must either be pumped and transported from further away or very expensive desalination plants must be built to remove the salt. The plants can take years to build.

Consider the Texas Freeze in February of 2021. Power failures at water treatment plants necessitated boil water orders. Burst pipes and dripping faucets dropped water reserves to dangerously low levels.

More than 800 public water systems serving 162 of the state’s 254 counties were disrupted. Over 13 million people were left without safe drinking water. The town of Kyle almost went dry.

Cities opened water distribution sites, water was trucked in to flush toilets, homeowners melted icicles and snow for drinking water, medical workers resorted to using bottled water for chemotherapy treatments.

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

Like CoolTech’s mobile power generation systems (“eMGen”), VerdeWatts’ products are scalable and offer the ability to bring power nearly anywhere it is needed. Their proprietary Smart Solar Power Generation Units and energy storage systems combine to deliver sustainable power long after the sun has set.

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

CoolTech’s eMGen platform makes the companies’ product offering complete with mobile power generation. It provides the capability to power everything from irrigation for farms and water purification for rural areas to electric vehicle charging and fast charging in the urban ones.

Consider the solar-powered generator system with a built-in water purification unit that makes seawater desalination sustainable. The system pumps and purifies up to 3,000 gallons per day and interfaces with CoolTech’s eMGen system for 24-hour operation. The solar panels collapse and fold together, so the entire system fits easily in the bed of a work truck. It can be set up and operate anywhere a four-wheel drive vehicle can reach. All of these systems are patent protected and cross licensed to each of the three companies.

FirmGreen and VerdeWatts have a global presence with projects on 3 continents. The largest encompasses the installation of 14 natural gas generators to produce over 60 megawatts (MW) of power. The generators will be integrated with 50 megawatt hours of battery storage and another 6 MW of solar to ensure a consistent flow of power. VerdeWatts intend to replace most of the legacy on-site generators with CoolTech’s eMGen systems, however the Company has not received any orders and there cannot be any assurance that any orders will be placed.

Together the companies can create an energy or utility ecosystem that can enable less developed countries to leapfrog non-existent, inadequate or failing infrastructure to deliver reliable power and water quickly, sustainably and cost effectively to their citizens, agriculture and other businesses. The scale and impact can reach from the individual farms and villages to cities and regions.

In fact, by combining their respective technologies: energy generation, energy storage and load management controls into a single suite of products, the companies create what is called a “microgrid”. Varying combinations of energy sources such as solar, wind, biogas and eMGen systems both backup and supplement one another to provide consistent, uninterrupted primary power even during severe weather or other emergency situations.

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

The principals of H&K were also part of Gaia Energy. Consequently, the agreement and the expertise provided by H&K are essentially the same. H&K will concentrate on developing markets in Eastern Europe, the Middle East and Africa. The agreement describes the agent’s duties as “generating revenue, and investment funding, for the Company from various organizations including investment funds, end-users, channel partners, integrators, and OEMs.” To that end, H&K has requested quotes from the Company for eMGen 200 to 300 kVA systems with mobile water desalination capabilities of up to 900,000 gallons per day.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2021, and 2020 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2021, we have not commenced full operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. As of December 31, 2021, we have $72,391 in cash and we owe $1,610,750 and $2,314,500 for convertible and promissory notes, respectively. We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended December 31,
	2021	2020	Change	%
Revenues	$--	$--	N/A	N/A
Cost of Revenues	--	--	N/A	N/A
Gross Profit	--	--	N/A	N/A

Operating expenses
Payroll and related expenses	345,573	357,884	(12,311)	(3.4)%
Consulting	467,241	316,068	151,173	47.8%
Professional fees	254,793	224,453	30,340	13.5%
Research and development	19,853	19,069	784	4.1%
General and administrative	87,064	68,309	18,755	27.5%
Total operating expenses	1,174,524	985,783	188,741	19.1%

Interest expense, net	(1,675,726)	(1,472,104)	(203,622)	13.8%
Change in fair value of derivative liability	(648,506)	(341,553)	(306,953)	89.9%
Gain on settlement of debt	52,963	75,757	(22,794)	(30.1)%

Net loss	(3,445,793)	(2,723,683)	(722,110)	26.5%

Less: Non-controlling interest	(745)	(913)	168	(18.4)%

Net loss to shareholders	$(3,445,048)	$(2,722,770)	$(722,278)	26.5%

Revenues

During the years ended December 31, 2021, and 2020, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of our Company. The order is in the production queue.

Operating Expenses

Operating expenses increased during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to increases in consulting costs, professional fees as well as general and administrative.

During the year ended December 31, 2021, payroll and related expenses decreased by $12,311 due a reduction in accrued payroll taxes.

Consulting expenses increased from $316,068 in 2020 to $467,241 in 2021. The increase is due to the sales and engineering consulting that were hired at the end of the 2020.

Professional fees increased from $224,453 in 2020 to $254,793 in 2021. The increase reflects an uptick in the number of filings required by the Company’s legal representatives to defend the Company against the eviction complaint and an arbitration proceeding.

The minor increase in research and development expenses from $19,069 in 2020 to $19,853 in 2021 reflects the completion of the design of the eMGen system and the Company’s focus on its commercialization.

General and administrative expenses increased from $68,309 in 2020 to $87,064 in 2021 due to limited funds.

Other Income and Expense

Interest expense during the years ended December 31, 2021, and 2020 related primarily to our debt. The change in fair value of derivative liability reflects the change in fair value of the conversion features embedded in the convertible debt agreements entered into in August 2021, September 2021, and November 2021, and also includes the change in fair value of common share equivalents that were previously reclassified to derivative liability as a result of insufficient authorized but unissued shares.

Interest expense increased during the year ended December 31 from $1,472,104 in 2020 to $1,675,726 in 2021 due to an increase in short term loans.

Net Loss and Noncontrolling Interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On December 31, 2021, we had cash and cash equivalents of $72,391.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,370,524 and $7,042,484 on December 31, 2021, and 2020, respectively. The increase in negative working capital was due to increases in accrued interest payable, accrued payroll and current debt. To that end, we owe approximately $1,610,750 for convertible notes that mature in the next eleven months and we owe another $2,314,500 in notes payable. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the second quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

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

October Convertible Note -- On October 8, 2020, the Company signed a promissory note agreement with an accredited investor. It issued 1,000,000 inducement shares of restricted common stock and received $58,000 after an original issue discount of $6,000 and payment of $2,000 in legal fees. The total amount of $66,000 will be due on October 8, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and the interest rate will increase to 18% until the default is remedied. On April 23, 2021, Cool Technologies issued 911,197 shares of common stock to JSJ Investments, Inc. upon partial conversion of $35,000. On April 27, 2021, Cool Technologies issued 880,675 shares of common stock to JSJ Investments, Inc. upon conversion of the remaining principal of $31,000 and accrued interest of $2,828. On May 7, 2021, the Company issued 45,471 shares of common stock to JSJ Investments, Inc. as reimbursement for $1,950 in stock transfer fees and the note was retired.

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

November Convertible Note -- On November 18, 2020, the Company signed a promissory note agreement with an accredited investor. It received $130,000 after an original issue discount of $7,000. The total amount of $137,000 will be due on November 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 24, 2021, Cool Technologies issued 1,798,561 shares of common stock to LGH Investments, LLC upon partial conversion of $75,000 in principal. On May 25, 2021, Cool Technologies issued 1,723,077 shares of common stock to LGH Investments, LLC upon final conversion of $62,000 in principal and $5,200 in accrued interest. The note was then retired.

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On October 12, 2021, Cool Technologies issued 6,798,000 shares of common stock to LGH Investments, LLC upon final conversion of $135,960 in principal and accrued interest. The note was then retired.

February Convertible Note -- On February 4, 2021, the Company signed a promissory note agreement with an accredited investor. It received $70,000 after an original issue discount of $4,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $77,000 will be due on February 4, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On August 10, 2021, Cool Technologies issued 1,108,647 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $50,000 in principal. On August 11, 2021, Cool Technologies issued 765,217 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $27,000 in principal and $2,920 in accrued interest. The note was then retired.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. As of December 31, 2021, the remaining balance totaled $169,950.

March Convertible Note -- On March 12, 2021, the Company signed a promissory note agreement with an accredited investor. It received $65,000 after an original issue discount of $3,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $71,700 will be due on March 12, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September 16, 2021, Cool Technologies issued 1,639,344 shares of common stock to Power Up Lending Group, Ltd. upon partial conversion of $50,000 in principal. On September 17, 2021, Cool Technologies issued 777,707 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $21,700 in principal and $2,720 in accrued interest. The note was then retired.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. As of December 31, 2021, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. As of December 31, 2021, the remaining balance totaled $891,000.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2021, the remaining balance totaled $135,000 in principal and $4,083 in accrued interest.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2021, the remaining balance totaled $111,000 in principal and $2,481 in accrued interest.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2021, the remaining balance totaled $66,750 in principal and $585 in accrued interest.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $33,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of December 31, 2021, the remaining balance totaled $33,000 in principal and accrued interest.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(1,646,746)	$(514,573)
Net cash used in investing activities	(27,896)	(20,750)
Net cash provided by financing activities	1,747,000	520,050

Net cash from operating activities increased due to increases in non-cash interest expense, in fair value of derivative liability and in accrued payroll taxes. Our investing activity increased due to an increase in expenditure for intangible assets, which relates to the development of patents. Net cash provided by financing activities increased due to an increase in proceeds of debt or debt borrowings.

The Company’s capital requirements for the next 12 months will consist of $3.8 million with anticipated expenses of $1.8 million for salaries, public company filings, and consultants and professional fees. An additional $2.0 million in working capital is expected to be needed for inventory and related costs for production of our mobile power generation systems as well as development and commercialization of our thermal dispersion technology applications.

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

We define critical accounting policies as those that are reflective of significant judgments and uncertainties, and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cool Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cool Technologies, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

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

Accell Audit & Compliance, PA

We have served as the Company’s auditor since 2019.

Tampa, Florida

April 15, 2022

Cool Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$72,391	$33
Inventory	421,003	179,593
Prepaid expenses	344,250	--
Total current assets	837,644	179,626
Intangibles	261,838	233,942
Equipment, net	37,358	57,211
Total assets	$1,136,840	$470,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,347,551	$1,473,513
Accrued Interest Payable	1,105,490	763,641
Accrued liabilities – related party	908,875	1,143,235
Customer deposits – related party	400,000	400,000
Accrued payroll	257,698	106,742
Debt, current portion, net	4,012,639	2,938,836
Derivative liability	175,915	396,143
Total current liabilities	8,208,168	7,222,110

Debt, long-term portion	30,693	37,581
Total liabilities	8,238,861	7,259,691

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 shares issued and outstanding.	--	--

Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized: 2,727,270 issued and outstanding.	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 587,887,192 and 508,674,682 shares issued and outstanding on December 31, 2021, and 2020, respectively.	587,887	508,675
Additional paid-in capital	51,573,534	48,520,062
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(59,276,748)	(55,830,210)
Non-controlling interest	(56,532)	(57,277)
Total stockholders’ deficit	(7,102,021)	(6,788,912)

Total liabilities and stockholders’ deficit	$1,136,840	$470,779

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2021	2020

Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--

Operating expenses
Payroll and related expenses	345,573	357,884
Consulting	467,241	316,068
Professional fees	254,793	224,453
Research and development	19,853	19,069
General and administrative	87,064	68,309
Total operating expenses	1,174,524	985,783

Operating loss	(1,174,524)	(985,783)

Other income and (expense)
Interest expense, net	(1,675,726)	(1,472,104)
Change in fair value of derivative liability	(648,506)	(341,553)
Gain on settlement of debt	52,963	75,757

Net loss	(3,445,793)	(2,723,683)
Net loss attributable to non-controlling interest	(745)	(913)

Net loss attributable to Cool Technologies, Inc.	$(3,445,048)	$(2,722,770)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	569,551,009	401,652,835

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2021, and 2020

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
December 31, 2019	2,727,273	$2,727	267,450,017	$267,450	$46,265,016	$58,670	$8,441	$(53,107,440)	$(56,364)	$(6,561,500)
Debt converted	--	--	232,724,665	232,725	2,050,027	--	--	--	--	2,282,752
Sale of Common Shares	--	--	7,500,000	7,500	83,900	--	--	--	--	91,400
Stock issued with debt	--	--	1,000,000	1,000	17,000	--	--	--	--	18,000
Warrants issued for services	--	--	--	--	91,465	--	--	--	--	91,465
Warrants issued with debt	--	--	--	--	12,654	--	--	--	--	12,6540
Net loss	--	--	--	--	--	--	--	(2,723,683)	--	(2,723,683)
Noncontrolling interest	--	--	--	--	--	--	--	913	(913)	--
December 31, 2020	2,727,273	2,727	508,674,682	508,675	48,520,062	58,670	8,441	(55,830,210)	(57,277)	(6,788,912)

Sale of Common Shares	--	--	2,500,000	2,500	22,500	--	--	--	--	25,000
Stock issued with debt	--	--	10,000,000	10,000	487,000	--	--	--	--	497,000
Stock issued for services	--	--	45,471	45	1,905	--	--	--	--	1,950
Warrants issued with debt	--	--	--	--	70,133	--	--	--	--	70,133
Debt converted			64,471,917	64,472	2,469,373	--	--	--	--	2,533,845
Warrants exercised	--	--	2,195,122	2,195	(2,195)	--	--	--	--	--
Warrants issued for services	--	--	--	--	4,756	--	--	--	--	4,756
Net Loss	--	--	--	--	--	--	--	(3,445,793)	--	(3,445,793)
Noncontrolling Interest	--	--	--	--	--	--	--	(745)	745	--
December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
Operating Activities:
Net loss	$(3,445,793)	$(2,723,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,950	--
Warrants issued for services	4,756	91,465
(Gain) Loss on extinguishment of debt	--	(75,757)
Non-cash interest expense	534,766	--
Change in fair value of derivative liability	648,506	341,553
Amortization of debt discount	786,210	1,205,709
Forgiveness of PPP loan	(52,963)	--
Depreciation expense	19,853	19,069
Changes in operating assets and liabilities:
Inventory	(75,737)	(29,849)
Prepaid expenses	(184,923)	5,000
Accounts payable	(125,962)	(20,993)
Accrued Interest Payable	325,995	398,933
Accrued liabilities – related party	(234,360)	229,827
Accrued payroll	150,956	44,693
Net cash used in operating activities	(1,646,746)	(514,573)

Investing Activities:
Expenditure for Intangible assets	(27,896)	(20,750)
Net cash used in investing activities	(27,896)	(20,750)

Financing Activities:
Proceeds from sale of common stock	25,000	109,400
Proceeds from debt	1,722,000	475,100
Payments on debt	--	(64,450)
Net cash provided by financing activities	1,747,000	520,050

Net change in cash	72,358	(15,273)

Cash, beginning of period	33	15,306

Cash, end of period	$72,391	$33

Cash paid for:
Interest	$13,550	$16,376
Income taxes	--	--

Non-cash transactions:
Derivative liability due to issuance of debt	$646,352	$626,994
Liability converted to note payable	--	30,000
Debt and interest settled for common stock	2,533,845	2,282,752
Stock and warrants issued with debt	567,133	12,654

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

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

As of December 31, 2021, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

The Company intends to commercialize its patents by licensing its thermal technologies and applications to electric motor, pump and vehicle component manufacturers and by licensing or selling a mobile electric power system to commercial vehicle and fleet owners. If and when, the company is awarded the integrated electrical power generation methods and systems patent, it may choose to exercise or defend its rights against violators or infringers of its patent and seek damages or licenses.

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $59,276,748 since inception. As of December 31, 2021, its debts include $1,610,750 in convertible notes and $2,314,500 in notes payable. The cash available totals $72,391. CoolTech has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those CoolTech uses in its internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, it recognizes an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. Cool Technologies may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumption’s management believes hypothetical marketplace participants would use. The Company has not recorded any impairment expense on its long-lived assets as of December 31, 2021.

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

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with Accounting Standards Codification or ASC 815-40-35-12 “Derivatives and Hedging” (which provides comprehensive guidance on derivative and hedging transactions) whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Revenue

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” and all related amendments. The core principle of Topic 606 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon delivery of product (“satisfaction of the performance obligations”).

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

Income taxes

Cool Technologies recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. CoolTech also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of December 31, 2021, and 2020, determined that there were no material uncertain tax positions.

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

Recently Issued Accounting Pronouncements

FASB or ASU 2016-02 “Leases (Topic 842)”- In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is to be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the old model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The Company adopted this ASU on January 1, 2019. As the Company does not have outstanding leases, adopting this standard did not have a material impact on the Company’s consolidated financial statement or financial statement disclosure.

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2021	2020
Test vehicles	$147,893	$147,893
Other	5,000	5,000
	152,893	152,893
Less: accumulated depreciation	(115,535)	(95,682)
	$37,358	$57,211

Depreciation expense for the years ended December 31, 2021, and 2020, was $19,853 and $19,069, respectively.

Note 3 – Customer deposits – Related party

Customer deposits represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2021	2020
Notes payable	$1,236,000	$2,639,500
Notes payable in default	1,078,500	-
Convertible notes payable	1,610,750	319,000
PPP Loan	-	52,612
Vehicle financing	44,927	55,918
Note payable – related party	42,462	49,887
Note payable – UPT minority owner	100,000	110,000
	4,112,639	3,226,917
Debt discount	(69,307)	(250,500)
	4,043,332	2,976,417
Less: current portion	4,012,639	2,938,836
Long-term portion	$30,693	$37,581

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

The principal and accrued interest under the Note was forgivable after eight weeks if the Company used the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complied with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company submitted a request and provided documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period. The Company used the proceeds of the PPP Loan for eligible purposes and pursued forgiveness, although the Company could have taken action that could cause some or all of the PPP Loan to become ineligible for forgiveness.

The Note contained customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants. The occurrence of an event of default could have resulted in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

On August 21, 2021, the Company received a letter from Bank of America stating that the SBA (Small Business Administration) had forgiven the PPP Loan and the forgiven amount had been remitted to Bank of America.

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

January Convertible Note -- On January 18, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $120,000 after an original issue discount of $12,000 in lieu of interest. The total amount of $132,000 plus 3% interest or $3,960 will be due on October 18, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On October 12, 2021, Cool Technologies issued 6,798,000 shares of common stock to LGH Investments, LLC upon final conversion of $135,960 in principal and accrued interest. The note was then retired.

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

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of December 31, 2021, the remaining balance totaled $169,950.

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

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. As of December 31, 2021, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. As of December 31, 2021, the remaining balance totaled $891,000.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2021, the remaining balance totaled $135,000.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2021, the remaining balance totaled $111,000.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2021, the remaining balance totaled $66,750.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $30,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of December 31, 2021, the remaining balance totaled $33,000.

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

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	18,467,717	$0.05	3.7	$941,144
Granted	5,000,000	0.01	4.4	36,800
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2020	23,467,717	0.04	3.1	36,800
Exercisable, December 31, 2020	23,467,717	0.04	3.1	36,800
Granted	2,000,000	0.10	-	-
Forfeited or expired	(67,717)	0.02	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2021	25,400,000	0.05	2.3	170,400
Exercisable, December 31, 2021	25,400,000	$0.05	2.3	$170,400

Transactions with Related Parties

The note payable - related party, in the amount of $42,462, is held by two of the Company’s officers and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2022	$4,085,682
2023	17,971
2024	8,986
$4,112,639

Note 5 – Derivative Liability

Under the terms of the August 2021, September 2021, and November 2021 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Year ended December 31,
	2021	2020
Volatility	112%-136%	177%-257%
Risk-free interest rate	.19%-.39%	.09%-.10%
Expected life (years)	0.6 – 0.9	0.29 – 0.88
Dividend yield	--	--

Changes in the derivative liability were as follows:

	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities on December 31, 2019	$--	$--	$712,921
Conversions of convertible debt	--	--	(904,070)
Issuance of convertible debt and other derivatives	--	--	552,232
Extinguishment of convertible debt			(306,493)
Change in fair value	--	--	341,553
Convertible debt and other derivative liabilities on December 31, 2020	--	--	396,143
Conversions of convertible debt	--	--	(1,515,086)
Issuance of convertible debt and other derivatives	--	--	646,352
Change in fair value	--	--	648,506
Convertible debt and other derivative liabilities on December 31, 2021	$--	$--	$175,915

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of December 31, 2021, and 2020, $50,000 is still due, which is included within accounts payable on the consolidated balance sheets.

From time to time, Cool Technologies may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

Note 7 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of December 31, 2021.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of December 31, 2021, and 2020, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of December 31, 2021, and 2020, the number of shares of common stock to be issued was the same: 494,697 shares.

Common stock warrants issued with the sale of CoolTech’s common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of December 31, 2021, and 2020, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	45,514,168	$0.12	1.1	$--
Granted	3,750,000	0.02
Forfeited or expired	(16,132,629)	0.17
Outstanding, December 31, 2020	33,131,539	0.08	1.0	--
Exercisable, December 31, 2020	33,131,539	0.08	1.0	--
Granted	--	--
Exercised	--	--
Forfeited or expired	(15,517,254)	0.11
Outstanding, December 31, 2021	17,614,285	0.06	0.5	113,250
Exercisable, December 31, 2021	17,614,285	$0.06	0.5	$113,250

Note 8 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2021	2020
Nonemployee common stock	$1,950	$--
Nonemployee warrants – fully vested upon issuance	--	--
Total share-based expense charged against income	$1,950	$--

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock

Other

None were issued during the years ended December 31, 2021 and 2020.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	9,735,836	$0.36	1.3	$2,000
Granted	5,500,000	0.02
Forfeited or expired	(3,319,333)	0.12
Outstanding, December 31, 2020	11,916,503	0.05	1.9	$10,500
Exercisable, December 31, 2020	11,916,503	0.05	1.9	$10,500
Granted	100,000	0.08
Exercised	--	--
Forfeited or expired	(1,316,503)	0.30
Outstanding, December 31, 2021	10,700,000	0.02	1.7	$259,580
Exercisable, December 31, 2021	10,700,000	$0.02	1.7	$259,580

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully vested common stock warrants:

Year ended December 31,
	2021	2020
Volatility	123%- 198%	174%-183%
Risk-free interest rate	0.39%- 1.57%	0.17%-0.36%
Expected life (years)	0.16 -0.82	.09 – 1.0
Dividend yield	--	--

No fully vested common stock warrants were exercised in 2021 and 2020.

Nonemployee common stock warrants -- Service and performance conditions

No common stock warrants that have service and performance conditions were issued and outstanding as of December 31, 2020 and 2021.

Employee stock options – Fully-vested upon grant

Cool Technologies granted stock options to certain members of management in 2014 that were fully vested at the date of grant. There were no grants in 2021 or 2020. The following is a summary of fully vested stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2019	4,000,000	$2.00	--	$--
Outstanding, December 31, 2020	4,000,000	2.00	--	--
Exercisable, December 31, 2020	4,000,000	2.00	--	--
Outstanding, December 31, 2021	4,000,000	2.00	--	--
Exercisable, December 31, 2021	4,000,000	$2.00	--	$--

Note 9 – Income Taxes

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2021	2020
Net operating loss carryforwards	$8,333,564	$7,881,536
Equity-based instruments	6,489,465	6,490,670
Accrued liabilities	126,902	177,609
Deferred Revenue	96,311	96,311
Pass-through losses	99,693	104,685
Valuation allowance	(15,145,935)	(14,750,811)
Deferred tax asset	$-	$-

Effective January 1, 2018, the Federal corporate income tax rate has been decreased from 34% to 21%. The NOLs that have been generated December 31, 2017 and prior are going to be 100% allowable against future income and will expire in 20 years. NOLs generated January 1, 2018, and forward will be subject to the 80% limitation and they will never expire.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2021	2020
Income tax benefit at statutory rate	$(723,617)	$(571,973)
State income tax, net of Federal benefit	(149,720)	(118,344)
Convertible debt	478,452	89,296
Other adjustments	(239)	230
Meals and entertainment	-	-
Increase in valuation allowance	395,124	600,791
Income tax benefit	$-	$-

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

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2021	2020
Net loss available for stockholders	$(3,445,048)	$(2,722,770)
Weighted average outstanding shares of common stock	569,551,009	401,652,835
Dilutive effect of stock options and warrants	-	-
Common stock and equivalents	569,551,009	401,652,835

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2021	2020
Stock options	4,000,000	4,000,000
Common stock warrants	53,964,285	68,765,759
Convertible notes	54,786,619	42,760,597
Convertible preferred stock	2,877,270	2,877,270
Total	115,628,174	118,403,626
Total exercisable on December 31	60,841,555	75,643,029

Note 11 – Subsequent Events

The Company has evaluated all the events or transactions that have occurred since December 31, 2021, and determined that the following should be disclosed:

February Convertible Note -- On February 1, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,000 will be due on February 1, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

On February 24, 2022, the Company issued 2,500,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $50,000 on principal of $135,000.

On February 25, 2022, the Company issued 1,750,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $135,000.

On February 28, 2022, the Company issued 980,392 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000 on principal of $135,000.

March Convertible Note -- On March 4, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 4, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

On March 4, 2022, the Company issued 1,208,791 shares of common stock to Power Up Lending Group, Ltd upon conversion of $22,000 on principal of $135,000.

On March 7, 2022, the Company issued 790,361 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $13,120 on principal of $135,000.

On March 22, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000.

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

On March 29, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000.

On March 11, 2020, Cool Technologies, Inc. and 3&1 Capital Partners, LLC, signed a non-binding Memorandum of Terms for Debt Financing pursuant to which the Company is due to receive gross proceeds of at least $12.5 million minus administration and origination fees as well as other expenses. The debt financing will be structured as a promissory note with a security interest.  The first priority security interest will encompass all intellectual property (“IP”) owned by the Company on the closing date and all intellectual property acquired by or issued to the Company during the term of the 36-month note. Also included as collateral are all equipment and contracts related to the IP.

Pursuant to the Memorandum, the Company agreed to a cash prepayment equal to 18 months of interest that will fund an Interest Escrow Account from the proceeds or 12 months of the prepayment interest which shall be considered earned and nonrefundable.

Monthly interest payments based on a term loan rate of 5.85% per annum will be debited from the prepayment Interest Escrow Amount on the first day of the month for 18 months. One month later, the Company shall commence making 17 equal payments of principal and accrued and unpaid interest on the first day of the month. A final payment of all unpaid principal and accrued and unpaid interest shall be due on the Maturity Date.

For the first eighteen months of the loan, the Company agreed to apply at least 25% of the profits from all sales, purchase orders, or any other revenue-generating transactions to the outstanding principal and interest, and then 50%, thereafter, until its obligations have been satisfied.

Since the signing of the Memorandum, definitive documents have been drawn up and financing instruments have been created and packaged. Central to the provision of the funds is the successful underwriting of the financial instruments. Within the past 2 weeks, buyers have signed subscription agreements.  In addition, Cool Technologies and 3&1 Capital Partners have polished and perfected the final funding documents.

As the signing of subscription agreements are definitive actions that the Company will receive some, if not all, of the funds promised, Cool Technologies has included this subsequent event. Once the final documents have been signed and receipt of funds has commenced, the Company will file a formal notification on Form 8-K or by reference in Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that the Company’s disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that Cool Technologies files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because Cool Technologies has only three officers and limited personnel, the Company’s internal controls are not effective for the following reasons, (1) there are limited entity-level controls because of the limited time and abilities of the three officers, (2) it has not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company’s internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation, management concluded that Cool Technologies’ internal controls over financial reporting were not effective as of December 31, 2021.

Even though there are inherent weaknesses, management has taken steps to minimize the risk. The Company uses a third-party consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and prepare financial statements. Any deviations or errors are reported to management.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect CoolTech’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	61	Chairman and Chief Executive Officer and Director
Quentin Ponder	92	Vice Chairman Chief Financial Officer and Director
Judson Bibb	65	Vice President, Secretary and Director
Christopher McKee	53	Director
Richard “Dick” Schul	75	Director
Donald Bowman	53	Director
Steven Wilburn	73	Director

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

Quentin Ponder has served as President from October 20, 2011, until April 5, 2012, Secretary from October 20, 2011, until November 11, 2011, and Treasurer of the Company since October 20, 2011. On April 5, 2012, Mr. Ponder was appointed Chief Financial Officer and Vice Chairman. Mr. Ponder is a seasoned executive with over 40 years of management experience. From November 1962 to July 1967, Mr. Ponder served as Senior Manufacturing Engineer at General Electric where he worked in the development of a flow manufacturing system. From July 1980 to June 1985, he was President of Franklin Electric, Inc., an electric motor company, where he restructured the Company which became a global leader in submersible motors for water wells. From July 1985 to March 1990, Mr. Ponder was President of Baldor Electric, Inc., an electric motor company, where he restructured the Company. From April 1990 to May 1997, Mr. Ponder worked for Lincoln Electric, Inc., as a consultant. From May 1990 to the present, Mr. Ponder has worked as an independent management consultant. Mr. Ponder serves as a director and is a 33.3% owner of Reliable Electric Motor Company, Inc., an electric motor importer. Mr. Ponder is the sole owner and a director of Summit Management Consulting, Inc. and Capital Alternatives, Inc., a semi-trailer leasing company. Mr. Ponder earned a Ph.D. from Columbia University in general management, accounting, and economics. Mr. Ponder’s extensive experience in the electric motor industry led to the decision to appoint him to the Board.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our Chief Financial Officer and Treasurer, Quentin Ponder. The warrants may be exercised on a cashless basis.

Judson W. Bibb has been a director of the Company since April 15, 2011. Mr. Bibb was appointed Secretary on November 11, 2011, and Vice President on April 5, 2012. He has worked exclusively for the Company since 2013. Prior to that, Mr. Bibb was a self-employed freelance multi-media producer since 1983. His services included: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. His client list included KPMG, T. Rowe Price, Briggs & Stratton, Caterpillar, Toyota, Georgia-Pacific, Alcoa Aluminum, Lowes, Office Depot, PepsiCo, Hewlett-Packard, Bayer, Caremark, and T-Mobile. Mr. Bibb graduated cum laude from the University of South Florida with a B.A. in mass communications-film. Mr. Bibb’s broad background and wide variety of resources, including experience in marketing and public relations and business experience in automotive, trucking, electronics, retail, direct response and the Internet led to the decision to appoint him to the Board.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our Secretary and Vice President, Judson Bibb, The warrants may be exercised on a cashless basis.

Christopher McKee has been a director of the Company since August 19, 2015. Mr. McKee joined GTT Communications, Inc. (“GTT”) (NYSE GTT) in 2008 and is GTT’s President, Infrastructure. Mr. McKee is responsible for running the Infrastructure Division of GTT which is being sold to I Squared Capital for $2.15 Billion. That transaction closed September 17, 2021. Mr. McKee has over 20 years of broad legal experience in the telecommunications industry. Prior to joining GTT, he served as General Counsel for StarVox Communications where he was responsible for the Company’s legal department, mergers and acquisitions, employment law, litigation, and legal support for the sales teams. Mr. McKee also formerly served as Vice President and Assistant General Counsel for Covad Communications where he headed its Washington, DC office and directed its federal and state regulatory compliance and advocacy efforts. Mr. McKee previously worked for XO Communications, Net2000 Communications and was in private practice in Washington, DC as an associate at Dickstein Shapiro and Cooley LLP. Mr. McKee earned a law degree from Syracuse University and received his Bachelor of Arts from Colby College. Mr. McKee’s background of supply chain, micro-cap and small cap as well as his M&A background and his knowledge and experience of regulatory compliance and company legal structure led to the decision to appoint Mr. McKee to the board.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 600,000 shares of common stock at an exercise price of $0.02 per share, to a director, Chris McKee. The warrants may be exercised on a cashless basis.

Richard J. “Dick” Schul has been a director of the Company since August 19, 2015. Since November 2013, Mr. Schul has been an independent management consultant providing management and strategic planning services to company executives. Mr. Schul started his career with Emerson Electric in St. Louis in 1981, where he held positions of increasing responsibility throughout, including marketing manager, director of marketing and vice president of marketing for Emerson Motors (a global leader in generator technology) through 1989. In 1990, Mr. Schul was named president of Alco Controls Division of Emerson in Maryland Heights. In 1997, Mr. Schul was named president of Emerson’s Air Moving Motors Division. In 1998 Mr. Schul was named president of Specialty and Air Moving Motors and in 2000 was named group vice president of Emerson’s Commercial Industrial Motors group. In 2004, Mr. Schul was named group vice president of Emerson Climate Technologies. Mr. Shul received the Richard Schultz award and the Distinguished Service Award (highest award given by the Air Conditioning, Heating, and Refrigeration Institute) in November 2011. Mr. Schul retired from Emerson in November 2011 after 43 years in the HVACR industry. Mr. Schul continued to work part-time as a consultant for Emerson through 2013. Mr. Schul graduated from Indiana Institute of Technology with a BS in Mechanical Engineering in 1969 and an MBA from the University of Dayton in 1976. Mr. Schul’s background in the motor and generator industries as well as his business relationships led to the decision to appoint Mr. Schul to the board.

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

In 2001, Governor Gray Davis recruited him to fast-track natural gas fired power plants during California’s energy crisis. Steve brought the plants on-line within 5 months of the signing the State’s Letter of Commitment.

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

Code of Ethics

The Company has adopted a Code of Ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of our Code of Ethics is available on our website at www.cooltechnologiesinc.com. We will provide a copy of our Code of Ethics free of charge to any person who requests a copy. Requests should be directed to the Secretary at Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637, or by telephone at (813) 975-7467.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that occurred during the fiscal year ended December 31, 2021:

•	All reports were filed on a timely basis

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2021 and 2020 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2021 (each a “named executive officer”).

Note: our CFO, Quentin Ponder, works under a consulting contract and, consequently, is not considered an employee. More information regarding his compensation can be found under “Consulting Agreements” below.

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Warrant Awards ($)		Option Awards ($)	All Other ($)		Total ($)
Timothy Hassett	2021	210,000	(3)	--	--	--		--	--	(1)	210,000
CEO and Chairman	2020	210,000	(4)	--	--	--		--	--		210,000

Quentin Ponder	2021	144,000		--	--	--		--	--		144,000
CFO	2020	144,000		--	--	3,530	(2)	--	--		147,530

Judson Bibb	2021	120,000	(5)	--	--	--		--		(1)	120,000
Vice President, Secretary and Director	2020	120,000	(6)	--	--	3,530	(2)	--	--		123,530

____________

(1)	Represents health care insurance premiums paid by the Company.

(2)	Value of the warrants $3,530 received in consideration of extraordinary efforts.

(3)	Mr. Hassett was paid $210,000.

(4)	Mr. Hassett was paid $152,927 with the balance of $57,073 being earned and accrued.

(5)	Mr. Bibb was paid $120,000.

(6)	Mr. Bibb was paid $34,250 with the balance of $85,750 being earned and accrued.

Employment Agreements

We entered into an employment agreement, dated March 5, 2014, with Timothy Hassett to serve as our Chief Executive Officer for an initial annual salary of $210,000, to be paid in equal monthly installments. If the Company is cash flow positive for three consecutive months, the monthly compensation will increase to $25,000 per month. If the Company maintains profitability for four consecutive quarters, the monthly compensation will increase to $30,000 per month. The Company also agreed to reimburse Mr. Hassett for his healthcare costs until the Company adopts a healthcare plan (As of June 21, 2021, the Company contracted with United Healthcare to provide a healthcare plan for its employees. Consequently, the Company is no longer reimbursing Mr. Hassett for his healthcare costs). If Mr. Hassett’s employment is terminated without cause, he will be entitled to severance in the amount of two years’ salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company’s discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Hassett’s behalf that may be triggered under the Internal Revenue Code as a result. Mr. Hassett will not compete with the Company during the term of the agreement.

On August 9, 2016, we entered into an employment agreement with Judson Bibb to serve as our Vice President for an initial annual salary of $120,000, to be paid in equal monthly installments. Mr. Bibb’s annual salary shall be increased to $150,000 upon the Company remaining cash flow positive for three consecutive months and to $180,000 upon the Company maintaining profitability for four consecutive quarters. The Company also agreed to include Mr. Bibb on its healthcare plan (As of June 21, 2021, the Company contracted with United Healthcare to provide a healthcare plan for its employees.). If Mr. Bibb’s employment is terminated without cause, he will be entitled to severance in the amount of two years’ salary in effect at such time to be paid by the Company in one payment or in four equal installments at the end of each quarter following termination, at the Company’s discretion. Such severance obligation shall accelerate and become immediately payable upon change of control of the Company. The Company will also pay any excise tax on Mr. Bibb’s behalf that may be triggered under the Internal Revenue Code as a result. Mr. Bibb will not compete with the Company during the term of the agreement.

Consulting Agreements

We entered into a consulting agreement with Summit Management in April 2011 for services provided by Quentin Ponder to the Company for a consulting fee of $5,000 per month which was increased to $7,500 per month effective January 1, 2012. During 2012, Mr. Ponder agreed to forgo four months’ payment under the consulting agreement due to the financial condition of the Company. Mr. Ponder was paid $7,500 per month from January 2013 through July 2013 and accrued $2,500 during those months (except for the first month in which he accrued $1,250); was paid $10,000 per month from August 2013 through April 2014; and was paid $12,000 per month from May 2014 through December 2016. On December 28, 2016, the Company entered into a new consulting agreement with Summit, effective January 1, 2017, to provide Mr. Ponder’s services for so long as they are needed by the Company.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding on December 31, 2021.

OUTSTANDING EQUITY AWARDS ON DECEMBER 31, 2021

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

Compensation of Officers

On January 13, 2014, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and Section 14A of the Securities Exchange Act of 1934, as amended, our stockholders voted on an advisory basis, to approve the compensation of the management team. This proposal, commonly known as a “say-on-pay” proposal, gave the Company’s stockholders the opportunity to express their views on the compensation of the Chairman and Chief Executive Officer, Timothy Hassett, and the rest of the management team.

The compensation of the management team was approved by 77.46% of the shares voted.

On February 20, 2013, the Board approved the following compensation for its officers: (i) $13,500 per month for Timothy Hassett, as Chief Executive Officer, (ii) $10,000 per month for Quentin Ponder, as Chief Financial Officer and Treasurer, (iii) $12,500 per month for Theodore Banzhaf, as President, (iv) $14,500 per month for a still undesignated Chief Technical Officer and (v) $8,000 per month for Judson Bibb, as Vice-President and Secretary. Such compensation accrued commencing January 15, 2013, until July 2013 when the Company raised $1 million.

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

On September 20, 2017, Quentin Ponder and Judson Bibb were each granted three-year warrants to purchase 200,000 shares of the Company’s common stock at $0.08536 per share in recognition for their efforts to maintain and advance the Company since inception. The warrants could have been exercised on a cashless basis, however, they expired on September 19, 2020.

On October 16, 2020, Chris McKee, Don Bowman, Richard Schul, Judson Bibb and Quentin Ponder were each granted three-year warrants to purchase 200,000 shares of the Company’s common stock at $0.02 per share in recognition for their efforts to maintain and advance the Company since inception. The warrants may be exercised on a cashless basis.

On October 16, 2020, Christopher McKee and Richard Schul were each granted three-year warrants to purchase 100,000 shares of the Company’s common stock at $0.02 per share for assistance and services provided to the Company. The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued three-year warrants to purchase a total of 250,000 shares of common stock at an exercise price of $0.02 per share to Don Bowman for services to the Company. The warrants may be exercised on a cashless basis.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 5, 2022, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 599,100,356 issued and outstanding shares of common stock and 3 issued and outstanding shares of Series A Stock (each such share of Series A Stock has the voting right of 50,000 shares of Common Stock) and 2,272,270 issued and outstanding shares of Series B Stock (collectively, the 3 holders of the shares are entitled to 66 2/3% of the total votes), as of April 5, 2022.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
5% or Greater Stockholders
Eric Paul Brown 1877 S. Wiesbrook Road Wheaton, Illinois 60189	2,542,422	(1)	66.66	%(2)

Christopher J. Jones 1314 E. Forest Avenue Wheaton, Illinois 60189	2,815,149	(3)	66.66	%(2)

Daniel C. Ustian 8 S. 270 Shires Court Naperville, IL 60504	5,190,402	(4)	66.66	%(2)

Directors and Executive Officers

Timothy Hassett	7,762,928	(5)	1.30%

Quentin Ponder	8,000,000	(6)	1.33%

Judson Bibb	8,420,400	(7)	1.40%

Christopher McKee	822,222	(8)	*

Richard J. “Dick” Schul	700,000	(9)	*

Donald Bowman	450,000	(10)	*

Steven Wilburn	200,000	(11)	*

All executive officers and directors as a group (7 persons)	26,355,550		4.40%

_______

* less than 1%

(1)

Includes (i) 909,090 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a warrant to purchase 1,000,000 shares of Common Stock at $0.05 per share.

(2)	The Series B Stock votes together as a single class with the holders of the Common Stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes.
(3)

Includes (i) 909,090 shares of Series B Stock which are convertible by the Series B stockholder into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Common Stock trades in excess of $2.25 for any consecutive 20-day period, (ii) a warrant to purchase 1,000,000 shares of common stock at $0.05 per share.

(4)

Includes (i) 909,090 shares of Series B Stock which are convertible by Mr. Ustian into Common Stock on a one-to-one basis and automatically convert into Common Stock on a one-to-one basis if the Company’s common stock trades in excess of $2.25 for any consecutive 20-day period, (ii) currently exercisable warrants to purchase 750,000 shares of Common Stock at $0.02 per share, and (iii) a currently exercisable warrant to purchase 2,000,000 shares of Common Stock at $0.05 per share.

75

(5

Includes (i) an option to purchase 1,000,000 shares of Common Stock at $2.00 per share, (ii) a currently exercisable warrant to purchase 285,714 shares of common stock at $0.10 per share. Does not include an aggregate of 136,500 shares held by Mr. Hassett’s minor children.

(6)

Includes (i) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.10 per share, (iii) currently exercisable warrants to purchase 400,000 shares of Common Stock at $0.02 per share, and (iv) current exercisable warrants to purchase 1,600,000 shares of Common Stock at $0.0714 per share.

(7)

Includes (i) options to purchase 2,000,000 shares of Common Stock at $2.00 per share, and (ii) a currently exercisable warrant to purchase 1,400,000 shares of Common Stock at $0.10 per share, (iv) currently exercisable warrants to purchase 400,000 shares of Common Stock at $0.02 per share, and (v) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.0714 per share.

(8)	Represents a currently exercisable warrant to purchase 600,000 shares of Common Stock at $0.02 per share.
(9)	Represents a currently exercisable warrant to purchase 600,000 shares of Common Stock at $0.02 per share.
(10)	Represents a currently exercisable warrant to purchase 450,000 shares of Common Stock at $0.02 per share.
(11)	Represents a currently exercisable warrant to purchase 200,000 shares of Common Stock at $0.032 per share.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Item 14. Principal Accounting Fees and Services

Audit Fees

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2021, and 2020.

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our accountant, Accell Audit and Compliance for audit and review services for the fiscal year ended December 31, 2021, were $85,529.

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

Item 15. Exhibits, Financial Statement Schedules

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
4.14

Amendment to $220,000 Convertible Promissory Note, dated January 26, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.92 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

78

4.15

Amendment to $385,000 Convertible Promissory Note, dated February 19,2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.93 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.16

Amendment to $110,000 Convertible Promissory Note, dated May 22, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.94 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.17

$152,000 Convertible Promissory Note, dated December 10, 2018, issued to PowerUp Lending Group (incorporated by reference to Exhibit 10.95 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.18

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.96 on the Company’s Form 10-K filed with the SEC on April 16, 2019)

4.19

Amendment to Senior Convertible Note dated August 24, 2018, between the Company and KHIC, LLC (incorporated by reference to Exhibit 10.90 on the Company’s Form 10-Q filed with the SEC on October 17, 2018)

4.20

$140,000 Convertible Promissory Note dated February 11, 2019, issued to Power Up Lending Group, Ltd. (incorporated by reference to Exhibit 10.97 on the Company’s Form 10-Q filed with the SEC on May 20, 2019)

4.21	$140,000 Convertible Promissory Note dated March 13, 2019, issued to JSJ Investments Inc. (incorporated by reference to Exhibit 10.98 on the Company’s Form 10-Q filed with the SEC on May 20, 2019)
4.22

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 10.99 on the Company’s Form 10-Q filed with the SEC on May 20, 2019)

4.23	$165,000 Convertible Promissory Note dated May 13, 2019, issued to LGH Investments, LLC (incorporated by reference to Exhibit 4.23 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.24	$143,000 Convertible Promissory Note dated June 6, 2019, issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.24 on the Company’s Form 10-K filed with the SEC on October 17, 2018)
4.25	$168,300 Convertible Promissory Note dated June 28, 2019, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.25 on the Company’s Form 10-K filed with the SEC on May 29, 2020
4.26

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 4.26 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

4.27	$126,500 Convertible Promissory Note dated August 28, 2019, issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.27 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.28	$126,500 Convertible Promissory Note dated October 2, 2019, issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.28 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.29

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 4.29 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

4.30

$141,000 Convertible Promissory Note dated November 6, 2019, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.30 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

4.31	$109,000 Convertible Promissory Note dated December 5, 2019, issued to JSJ Investments, Inc. (incorporated by reference to Exhibit 4.31 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
4.32

Amendment to $385,000 Convertible Promissory Note, dated February 19, 2018, between the Company and Lucas Hoppel (incorporated by reference to Exhibit 4.32 on the Company’s Form 10-K filed with the SEC on May 29, 2020.

4.33	$40,000 Convertible Promissory Note dated January 30, 2020, issued to LGH Investments, LLC (incorporated by reference to Exhibit 10.90 on the Company’s Form 10-Q filed with the SEC on August 25, 2020)
4.34	$85,000 Convertible Promissory Note dated June 29, 2020, issued to Steve Schaner (incorporated by reference to Exhibit 4.34 on the Company’s Form 10-Q filed with the SEC on October 5, 2020)

4.35	$85,000 Promissory Note dated July 3, 2020, issued to 3&1 Capital Partners, LLC. (incorporated by reference to Exhibit 4.35 on the Company’s Form 10-Q filed with the SEC on October 5, 2020)
4.36

$60,000 Convertible Promissory Note and Stock Purchase Agreement dated September 15, 2020, issued to LGH Investments, LLC (incorporated by reference to Exhibit 4.36on the Company’s Form 10-Q filed with the SEC on October 5, 2020)

4.37	$66,000 Convertible Promissory Note dated October 8, 2020, issued to JSJ Investments Inc. (incorporated by reference to Exhibit 4.37 on the Company’s Form 10-Q filed with the SEC on November 11, 2020)
4.38

$50,000 Convertible Promissory Note and Stock Purchase Agreement dated October 30, 2020, issued to LGH Investments, LLC. (incorporated by reference to Exhibit 4.38 on the Company’s Form 10-Q filed with the SEC on November 11, 2020)

4.39

$137,000 Convertible Promissory Note and Securities Purchase Agreement dated November 18, 2020, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.39 on the Company’s Form 10-K filed with the SEC on April 15, 2021)

4.40

$132,000 Convertible Promissory Note and Securities Purchase Agreement dated January 18, 2021, issued to LGH Investments, LLC. (incorporated by reference to Exhibit 4.40 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.41

$77,000 Convertible Promissory Note and Securities Purchase Agreement dated February 4, 2021, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.41 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.42	$165,000 Convertible Promissory Note dated February 25, 2021, issued to Lucas Ventures, LLC (incorporated by reference to Exhibit 4.42 on the Company’s Form 10-K filed with the SEC on April 15, 2021)
4.43

$71,700 Convertible Promissory Note and Stock Purchase Agreement dated March 12, 2021 issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.43 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.44

$825,000 Convertible Promissory Note and Stock Purchase Agreement dated March 24, 2021, issued to LGH Investments, LLC(incorporated by reference to Exhibit 4.44 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.45

$275,000 Convertible Promissory Note and Stock Purchase Agreement dated March 24, 2021, issued to Lucas Ventures, LLC(incorporated by reference to Exhibit 4.45 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.46

$135,000 Convertible Promissory Note and Stock Purchase Agreement dated August 16, 2021, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-Q filed with the SEC on November 22, 2021)

4.47

$111,000 Convertible Promissory Note and Stock Purchase Agreement dated September 21, 2021, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.47 on the Company’s Form 10-Q filed with the SEC on November 22, 2021)

4.48*	$66,750 Convertible Promissory Note and Stock Purchase Agreement dated November 22, 2021, issued to Sixth Street Lending, LLC.
4.49*	$33,000 Convertible Promissory Note and Stock Purchase Agreement dated December 20, 2021, issued to LGH Investments, LLC.
4.50*	$56,000 Convertible Promissory Note and Stock Purchase Agreement dated February 1, 2022, issued to Sixth Street Lending, LLC.
4.51*	$61,500 Convertible Promissory Note and Stock Purchase Agreement dated March 4, 2022, issued to Sixth Street Lending, LLC.
4.52*	$61,500 Convertible Promissory Note and Stock Purchase Agreement dated March 21, 2022 issued to Sixth Street Lending, LLC
10.1	Form of Subscription Agreement and Warrant Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014)
10.2	Form of Subscription Agreement for Series B Stock (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8K filed with the SEC on November 11, 2016)
10.3	Form of Warrant for Series B Stock purchasers (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8K filed with the SEC on November 11, 2016)

80

10.4

Employment Agreement, dated July 13, 2016, between the Company and Judson Bibb (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)

10.5	Form of Advisory Board Agreement (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 22, 2016)
10.6

Agreement of Principal Terms, dated February 21, 2017, between Craftsmen Industries, Inc. and the Company (incorporated by reference to Exhibit 10.64 on the Company’s Form 10-K filed with the SEC on April 17, 2017)

10.7

Agreement dated February 21, 2017, between the Company and Craftsman Industries, Inc. (incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2017)

10.9

 Consulting Agreement with Summit Management Inc. dated December 28, 2016 (incorporated by reference to Exhibit 10.72 on the Company’s Registration Statement on Form S-1A with the SEC on October 25, 2017)

10.10

Agreement of Principal Terms, dated November 7, 2017, between the Company and Jatropha, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2017)

10.11	Judson Bibb representation and acknowledgement, March 7, 2018 (incorporated by reference to Exhibit 10.85 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
10.12	Timothy Hassett Employment Agreement dated March 3, 2014 (incorporated by reference to Exhibit 10.86 on the Company’s Form 10-K filed with the SEC on April 16, 2019)
10.13

Amendment to Agreement in Principal Terms dated November 7, 2017, between the Company and Jatropha, Inc. (incorporated by reference to Exhibit 10.13 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

10.14	Joint Venture Agreement dated May 7, 2019, between the Company and Belirti Teknoloji, A.S. (incorporated by reference to Exhibit 10.14 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
10.15	Joint Venture Agreement dated May 20, 2019, between the Company and Key Options Pty. Ltd. (incorporated by reference to Exhibit 10.15 on the Company’s Form 10-K filed with the SEC on May 29, 2020)
10.16

Strategic Alliance Agreement dated December 16, 2019, between the Company and a consortium of VerdeWatts, LLC and FirmGreen, Inc. (incorporated by reference to Exhibit 10.17 on the Company’s Form 10-K filed with the SEC on May 29, 2020)

10.17

Independent Agent Agreement dated January 26, 2021, between the Company and H&K Ventures, LLC (incorporated by reference to Exhibit 10.18 on the Company’s Form 10-K filed with the SEC on April 15, 2021)

16.1	Anton and Chia LLP Letter to the Securities and Exchange Commission dated January 7, 2018 (incorporated by reference to Exhibit 16.1 on the Company’s Current Report on Form 8-K filed with the SEC on
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015
31.1*	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________

* Filed herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Date: April 18, 2022	By:	/s/ Timothy Hassett
Timothy Hassett
Chairman and Chief Executive Officer,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 18, 2022
Timothy Hassett

/s/ Quentin Ponder	Vice-Chairman, Chief Financial Officer,	April 18, 2022
Quentin Ponder	Treasurer and director (Principal Financial and Accounting Officer)

/s/ Judson Bibb	Vice-President, Secretary and director	April 18, 2022
Judson Bibb

/s/ Donald Bowman	Director	April 18, 2022
Donald Bowman

/s/ Christopher McKee	Director	April 18, 2022
Christopher McKee

/s/ Richard Schul	Director	April 18, 2022
Richard Schul

/s/ Steven Wilburn	Director	April 18, 2022
Steven Wilburn

