Form 10-Q
period 2022-03-31
COOL TECHNOLOGIES, INC.
filed 2022-05-23
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 18, 2022, there were 603,898,675 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$38,136	$72,391
Inventory	463,511	421,003
Prepaid expenses and other assets	344,250	344,250
Total current assets	845,897	837,644
Intangibles	286,911	261,838
Equipment, net	32,394	37,358
Total assets	$1,165,202	$1,136,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,421,981	$1,347,551
Accrued interest payable	1,306,414	1,105,490
Accrued liabilities – related party	987,125	908,875
Accrued payroll taxes	270,165	257,698
Customer deposits – related party	400,000	400,000
Debt, current portion, net of debt discount	3,888,367	4,012,639
Derivative liability	201,200	175,915
Total current liabilities	8,475,252	8,208,168

Debt, long-term portion	26,957	30,693
Total liabilities	8,502,209	8,238,861

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 issued and outstanding	-	-
Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 600,011,840 and 587,887,192 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	600,012	587,887
Additional paid-in capital	51,902,978	51,573,534
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(59,853,471)	(59,276,748)
Non-controlling interest	(56,364)	(56,532)
Total stockholders’ deficit	(7,337,007)	(7,102,021)

Total liabilities and stockholders’ deficit	$1,165,202	$1,136,840

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Professional fees	93,217	76,063
Payroll and related expenses	89,497	89,079
Consulting	81,000	104,500
General and administrative	25,796	10,148
Research and development	4,964	4,963
Total operating expenses	294,474	284,753

Operating loss	(294,474)	(284,753)

Other income (expense):
Interest expense	(245,664)	(487,948)
Change in fair value of derivative liability	(36,417)	(903,588)

Net loss	(576,555)	(1,676,289)
Less: Noncontrolling interest in net loss	(168)	(664)

Net loss to stockholders	$(576,387)	$(1,675,625)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	579,627,649	540,222,992

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
December 31, 2020	2,727,273	$2,727	508,674,682	$508,675	$48,520,062	$58,670	$8,441	$(55,830,210)	$(57,277)	$(6,788,912)
Sale of common shares	-	-	2,500,000	2,500	22,500	-	-	-	-	22,500
Stock issued with debt	-	-	10,000,000	10,000	487,000	-	-	-	-	497,000
Warrants issued with debt	-	-	-	-	70,133	-	-	-	-	70,133
Debt converted	-	-	42,919,492	42,920	1,656,495	-	-	-	-	1,699,415
Net loss	-	-	-	-	-	-	-	(1,676,289)	-	(1,676,289)
Noncontrolling interest	-	-	-	-	-	-	-	664	(664)	-
March 31, 2021	2,727,273	$2,727	564,094,174	$564,095	$50,756,190	$58,670	$8,441	$(57,507,163)	$(56,613)	$(6,173,653)

December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)
Debt converted	-	-	12,124,648	12,125	329,444	-	-	-	-	341,569
Net loss	-	-	-	-	-	-	-	(576,555)	-	(576,555)
Noncontrolling interest	-	-	-	-	-	-	-	(168)	168	-
March 31, 2022	2,727,273	$2,727	600,011,840	$600,012	$51,902,978	$58,670	$8,441	$(59,853,471)	$(56,364)	$(7,337,007)

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2022	2021
Operating Activities:
Net loss	$(576,555)	$(1,676,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	257,775
Change in fair value of derivative liability	36,417	903,588
Amortization of debt discount	182,700	146,981
Depreciation expense	4,964	4,963
Changes in operating assets and liabilities:
Inventory	(42,508)	-
Accounts payable	74,430	(172,001)
Accrued liabilities – related party	78,250	(224,212)
Accrued interest payable	61,833	82,535
Accrued payroll taxes	12,467	93,352
Net cash from operating activities	(168,002)	(583,308)

Investing Activities:
Intangible assets	(25,073)	(19,117)
Net cash from investing activities	(25,073)	(19,117)

Financing Activities:
Proceeds from debt	163,000	1,405,000
Payments on debt	(4,180)	(6,578)
Proceeds from sale of common stock	-	25,000
Net cash from financing activities	158,820	1,423,422

Net (decrease) increase in cash	(34,255)	820,997

Cash, beginning of period	72,391	33

Cash, end of period	$38,136	$821,030

Cash paid for:
Interest	$6,251	$33,982
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$341,569	$1,669,415
Stock and warrants issued with debt	-	567,133
Derivative liability offset by debt discount	120,317	383,117

See accompanying notes to condensed consolidated unaudited financial statements.

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

The Company has developed and is commercializing a mobile power generation system that enables work trucks retrofitted with the system to generate electric power. The Company intends to sell the mobile power generator system to government, commercial and fleet vehicle owners. It may license its system as well. CoolTech has also developed and intends to commercialize patented heat dispersion technologies by licensing them to electric motor, pump and vehicle component manufacturers. In preparation, CoolTech has applied for trademarks for a brand name for its mobile power generation system and for one of its technologies and its acronym. Cool Technologies currently owns two trademarks: eMGen and TEHPC (Totally Enclosed Heat Pipe Cooled).

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

As of March 31, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2022, have been derived from unaudited financial information. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $59,853,471 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Note 3 – Debt

Debt consists of the following:

	March 31, 2022	December 31, 2021
Notes payable	$1,236,000	$1,236,000
Notes payable in default	1,078,500	1,078,500
Convertible notes payable	1,584,750	1,610,750
Vehicle financing	40,747	44,927
Note payable – related party	45,462	42,462
Note payable – UPT minority owner	100,000	100,000
	4,085,459	4,112,639
Debt discount	(170,135)	(69,307)
	3,915,324	4,043,332
Less: current portion	3,888,367	4,012,639
Long-term portion	$26,957	$30,693

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

Convertible notes payable

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. As of March 31, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. As of March 31, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. As of March 31, 2022, the remaining balance totaled $891,000.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On February 24, 2022, the Company issued 2,500,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $50,000 on principal of $135,000. On February 25, 2022, the Company issued 1,750,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $135,000. On February 28, 2022, the Company issued 980,392 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000 on principal of $135,000. On March 4, 2022, the Company issued 1,208,791 shares of common stock to Power Up Lending Group, Ltd upon conversion of $22,000 on principal of $135,000.  On March 7, 2022, the Company issued 790,361 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $8,000 on principal of $135,000 and $5,120 in accrued interest.  The note was then retired.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 22, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000. On March 29, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000.  As of March 31, 2022, the remaining balance totaled $41,000.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $66,750.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $30,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2022, the remaining balance totaled $33,000.

February Convertible Note -- On February 1, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,000 will be due on February 1, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $56,000.

March Convertible Note -- On March 4, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 4, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $61,500.

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $61,500.

Test Vehicle Financing

In July 2018, CoolTech traded in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable monthly over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	25,600,000	$0.05	2.3	$170,400
Granted	--		--	--
Forfeited or expired	--		--	--
Exercised	--	--	--	--
Outstanding, March 31, 2022	25,600,000	0.05	2.1	59,600
Exercisable, March 31, 2022	25,600,000	$0.05	2.1	$59,600

Transactions with Related Parties

The note payable - related party, in the amount of $45,462 as of March 31, 2022, is held by two of the Company’s officers and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2022	$4,058,502
2023	17,971
2024	8,986
$4,085,459

Note 4 – Derivative Liability

Under the terms of the September 2021, November 2021, February 2022 and March 2022 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Volatility	108.9-124.3%
Risk-free interest rate	1.06–1.63%
Expected life (years)	0.48–0.97
Dividend yield	--

Changes in the derivative liability were as follows:

	Three Months Ended March 31, 2021
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2020	$-	$-	$396,143	$396,143
Conversions of convertible debt	-	-	(1,233,484)	(1,233,484)
Issuance of convertible debt and other derivatives	-	-	383,116	383,116

Change in fair value	-	-	903,588	903,588
Convertible debt and other derivative liabilities at March 31, 2021	$-	$-	$449,363	$449,363

	Three Months Ended March 31, 2022
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2021	$-	$-	$175,915	$175,915
Conversions of convertible debt	-	-	(131,449)	(131,449)
Issuance of convertible debt and other derivatives	-	-	119,317	119,317

Change in fair value	-	-	37,417	37,417
Convertible debt and other derivative liabilities at March 31, 2022	$-	$-	$201,200	$201,200

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of March 31, 2022 and December 31, 2021, $50,000 is still due, which is included within accounts payable on the consolidated balance sheets.

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its initial stages. No amounts have been recorded as loss contingencies. No discovery has been conducted and there is no trial date. Plaintiffs named Cool Technologies as a defendant in an amended complaint. Cool Technologies has moved to dismiss the complaint for lack of personal jurisdiction and failure to state a cause of action, whichthe court granted. Plaintiff has filed a second amended complaint, but Cool Technologies’ response deadline has not yet come as of the date of this response.

PGC Investments, LLC has also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The Company vigorously disputes that and believes it has the documentation and evidence to prevail. The final hearing date is September 22-23, 2022.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts escrowed, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of March 31, 2022.

On August 12, 2016, the Company entered into a Securities Purchase Agreement with four accredited investors pursuant to which it sold 3,636,360 shares of the Company’s Series B Convertible Preferred Stock. Each share of the preferred stock is convertible into one share of the Company’s common stock. The conversion price of the preferred stock is equal to $0.055.

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

The holder of any shares of Class B Preferred Stock has the right to convert their shares into common stock at any time, in a conversion ratio of one share of common stock for each share of Class B Preferred. If the Company’s common stock trades or is quoted at a price per share in excess of $2.25 for any twenty consecutive day trading period, the Class B Preferred Stock will automatically be convertible into the common stock of the Company in a conversion ratio of one share of common stock for each share of Class B Preferred.

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

Common Stock

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of March 31, 2022 and December 31, 2021 the number of shares of common stock to be issued was the same: 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of March 31, 2022, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	17,614,285	$0.06	0.5	$113,250
Granted	--	--	--	--
Forfeited or canceled	--	--	--	--
Outstanding, March 31, 2022	17,614,285	0.06	0.4	9,375
Exercisable, March 31, 2022	17,614,285	$0.06	0.4	$9,375

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,700,000	$0.02	1.7	$259,580
Granted	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding, March 31, 2022	10,700,000	0.02	1.4	24,750
Exercisable, March 31, 2022	10,700,000	$0.02	1.4	$24,750

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2022	2021
Net loss available for stockholders	$(576,387)	$(1,675,625)
Weighted average outstanding shares of common stock	579,627,649	540,222,992
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	579,627,649	540,222,992

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	March 31
	2022	2021
Stock options	4,000,000	4,000,000
Common stock warrants	53,964,285	64,124,041
Common stock issuable	494,697	494,697
Convertible notes	50,849,277	51,717,929
Convertible preferred stock	2,877,270	2,877,270
Total	112,185,529	123,213,937
Total exercisable at March 31	89,534,252	67,496,008

Note 9 – Subsequent Events

 On April 18, 2022, the Company issued 3,798,319 shares of common stock to Power Up Lending Group, Ltd upon final conversion of $41,000 on principal of $111,000 and accrued interest of $4,200.

On April 25, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on April 25, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

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

The Company has developed a mobile power generation system (eMGen) that enables work trucks to generate electric power by running an in-chassis generator. The eMGen system can be retrofitted onto new and existing global truck platforms. CoolTech intends to market and sell the mobile power generation systems to government, commercial and fleet vehicle owners as well as original equipment manufacturers and individual users. Sales are expected to occur through the direct efforts of the Company, its sales agents and its joint venture partners. CoolTech may also license the eMGen system as well.

The markets targeted include consumer, agricultural, industrial, military and emergency responders, both in the U.S. and worldwide.

CoolTech has also developed heat dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle components. In preparation, CoolTech has applied for trademarks for a brand name for its mobile power generation system and for one of its technologies and its acronym. Cool Technologies currently owns two trademarks: eMGen and TEHPC (Totally Enclosed Heat Pipe Cooled).

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

As of March 31, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

We generated our first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale. On June 9, 2017, the Company received a purchase order for 10 eMGen systems from Craftsmen Industries. As Craftsmen builds custom vehicles designed to the individual specifications of their customers whose businesses and technical requirements vary widely, it is impossible to estimate when the order will be fulfilled.

In November 2017, the Company received a purchase commitment for 234 eMGen systems from a Mexican Producers’ Union. That was followed by a purchase commitment for 24 to 50 eMGen units from a second Mexican Producers’ Union in December 2017. On April 9, 2018, the first Mexican Producers’ Union executed a purchase order with the Company for 10 Ford F350s with eMGen 80 kVA systems installed. On May 7, 2019, Turkish technology company Belirti Teknoloji, A.S. delivered a purchase order for six hundred eMGen 80, eMGen 125 and eMGen 200 Mobile Generation systems.

Craftsmen Industries was selected to produce the first systems due to its engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles and completed an initial production run vehicle two months later.

We have not generated any revenues to date. Consequently, there can be no assurances that the Company will be able to generate new orders, nor fulfill the existing ones, nor address all the requirements of all the interested parties. As of March 31, 2022, the Company does not have the funds available to fulfill the orders.

Management is pursuing various financing alternatives, based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP. We see this as the best path forward for non-dilutive funding.

To that end, on March 11, 2020, Cool Technologies, Inc. and 3&1 Capital Partners, LLC, signed a non-binding Memorandum of Terms for Debt Financing pursuant to which the Company is due to receive gross proceeds of at least $12.5 million minus administration and origination fees as well as other expenses. The debt financing will be structured as a promissory note with a security interest.  The first priority security interest will encompass all intellectual property (“IP”) owned by the Company on the closing date and all intellectual property acquired by or issued to the Company during the term of the 36-month note. Also included as collateral are all equipment and contracts related to the IP.

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

Since the signing of the Memorandum, definitive documents have been drawn up and financing instruments have been created and packaged. Central to the provision of the funds is the successful underwriting of the financial instruments. Buyers have recently signed subscription agreements.  In addition, Cool Technologies and 3&1 Capital Partners have polished and perfected the final funding documents.

As the signing of subscription agreements are definitive actions that the Company will likely receive some, if not all, of the funds promised.

If funding is received, it will be used to support completion of the initial phases of our business plan, which is to license our thermal technologies and applications; to license or sell a mobile electric power system; and to license our submersible motor dry pit technologies and/or to bring to market our technologies and applications through key distribution and joint venture partners.

The occurrence of an uncontrollable event such as the COVID19 pandemic negatively affected our operations. The pandemic resulted in social distancing, travel bans and quarantines. This limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, impacted our operations and financial condition. While the pandemic phase of COVID19  has receded and the virus is now considered to be endemic in the US as of this filing, the evolution of an acute and more contagious variant is possible. In such a case, it may impact demand for our products and may again hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

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

Craftsmen Industries, Inc.

As a consequence of the first public demonstration of the eMGen 30 kilovolt amp (“kVA”) system at the North America International Auto Show in Detroit in January 2017, the Company entered into an agreement in principle, dated February 21, 2017, with Craftsmen Industries, Inc. (“Craftsmen’), a company engaged in the design, engineering and production of mobile marketing vehicles, experiential marketing platforms and industrial mobile solutions.

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

Aon Risk Services Central, Inc and Lee and Hayes, PLLC

On January 18, 2018, the Company entered into an agreement with Aon Risk Services Central, Inc. and Lee and Hayes, PLLC, through its operating unit, 601West, which provides intellectual property (“IP”) analytics, to assess the value of the Company’s IP. As set forth in the agreement, the assessment will be founded on historically demonstrated or contractually committed profit-earning capacities of our IP and may be used to obtain financing, including but not limited to, non-dilutive financing. Since then, significant progress has been achieved. As noted above, definitive actions have occurred which indicate that the Company will receive funding in the near future.

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

The purpose of the viewing was not only to show the truck’s capabilities but to get feedback from the attendees.

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

The former has joined the Company’s advisory board while the diplomat introduced CoolTech products at an African technical summit attended by representatives from 54 countries.

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

	Three months ended March 31,
	2022	2021	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Professional fees	93,217	76,063	17,154	22.6%
Payroll and related expenses	89,497	89,079	418	0.5%
Consulting	81,000	104,500	(23,500)	(22.5)%
General and administrative	25,796	10,148	15,648	154.2%
Research and development	4,964	4,963	1	0.0%
Total operating expenses	294,474	284,753	9,721	3.4%

Interest expense, net	(245,664)	(487,948)	242,284	(49.7)%
Change in fair value of derivative liability	(36,417)	(903,588)	867,171	(96.0)%

Net loss	(576,555)	(1,676,289)	1,099,734	(65.6)%

Less: Noncontrolling interest	(168)	(664)	496	(74.7)%

Net loss to shareholders	$(576,387)	$(1,675,625)	$1,099,238	(65.6)%

Revenues

During the three months ended March 31, 2022, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Professional fees increased from $76,063 for the three months ended March 31, 2021 to $93,217 for the three months ended March 31, 2022. The increase in professional fees reflects an increase in legal fees due to increased activity in the pending litigation and arbitration with PGC Investments, LLC.

Payroll and related expenses increased from $89,079 for the three months ended March 31, 2021 to $89,497 for the three months ended March 31, 2022 due to an increase in the Company’s portion of FICA and unemployment taxes.

Consulting expense decreased from $104,500 for the three months ended March 31, 2021 to $81,000 for the three months ended March 31, 2022 as fees billed for the two consultants who provide applications engineering and sales services were lower than the previous year. The unexpended portion will be incorporated in the next quarter report on Form 10-Q.

General and administrative expenses increased from $10,148 for the three months ended March 31, 2021 to $25,796 for the three months ended March 31, 2022 as the Company began offering health insurance to its two employees.

Research and development expenses for the two years essentially remained the same totaling $4,964 for the three months ended March 31, 2022 and $4,963 for the three months ended March 31, 2021 as the Company continued to focus on the commercialization of the Company’s eMGen system.

Other Income and Expense

Interest expense decreased from $487,948 for the three months ended March 31, 2021 to $245,664 for the three months ended March 31, 2022 due to less amortization of debt discount. The change in fair value of derivative liability decreased from 903,588 for the three months ended March 31, 2021 to 36,417 for the three months ended March 31, 2022 due to a reduction in derivative liabilities and stock price.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On March 31, 2022, we had cash and cash equivalents of $38,136.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,629,355 and $7,370,524 on March 31, 2022 and December 31, 2021, respectively. The increase in negative working capital was due to a reduction in cash as well as increases in accounts payable, accrued interest payable, accrued liabilities – related party and accrued payroll taxes. To that end, we owe approximately $1,584,750 for convertible notes that mature in the next eleven months and we owe another $2,314,500 in notes payable.

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

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. As of March  31, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022.  As of March 31, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. As of March 31, 2022, the remaining balance totaled $891,000.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On February 24, 2022, the Company issued 2,500,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $50,000 on principal of $135,000. On February 25, 2022, the Company issued 1,750,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $135,000. On February 28, 2022, the Company issued 980,392 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000 on principal of $135,000. On March 4, 2022, the Company issued 1,208,791 shares of common stock to Power Up Lending Group, Ltd upon conversion of $22,000 on principal of $135,000.  On March 7, 2022, the Company issued 790,361 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $8,000 on principal of $135,000 and $5,120 in accrued interest.  The note was then retired.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 22, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000. On March 29, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000.  As of March 31, 2022, the remaining balance totaled $41,000.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $66,750.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $33,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2022, the remaining balance totaled $33,000.

February Convertible Note -- On February 1, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,000 will be due on February 1, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $56,000 in principal and $724 in accrued interest.

March Convertible Note -- On March 4, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 4, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $61,500 in principal and $377 in accrued interest.

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2022, the remaining balance totaled $61,500 in principal and $148 in accrued interest.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2022	2021
Net cash from operating activities	$(168,002)	$(583,308)
Net cash from investing activities	(25,073)	(19,117)
Net cash from financing activities	158,820	1,423,422

Net cash used by operating activities decreased due to a 97.0% decrease in the change in fair value of derivative liability as well as the decreases in losses for accounts payable, accrued interest payable, accrued liabilities – related party and accrued payroll taxes. Cash provided by financing activities included debt borrowings of $163,000 during the first quarter of 2022 which was a significant decrease from the debt borrowings of $1,405,000 during the first quarter of 2021.

The Company’s capital requirements for the next 12 months will total $4.3 million with anticipated expenses of $1.8 million for salaries, public company filings, and consultants and professional fees. An additional $2.5 million in working capital is expected to be needed for inventory and related costs for production of the mobile power generation systems as well as development and commercialization of the thermal dispersion technology applications.

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

Going Concern

The Company has incurred net losses of $59,853,471 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of March 31, 2022, we have $38,136 in cash and we owe $1,584,750 and $2,314,500 for convertible and promissory notes, respectively We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Critical Accounting Estimates

The condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. Cool Technologies continually evaluates the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to the results of operations and financial position are discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, Cool Technologies is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management does not expect that its internal controls over financial reporting will prevent all errors and all fraud. Control systems, no matter how well-conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2022, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2022.

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

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs claim that UPT did not pay approximately $80,000 during the lease term. UPT is contesting the damages claim because it has paid the rent the plaintiff claims it owes. The matter is still in its initial stages. No amounts have been recorded as loss contingencies. No discovery has been conducted and there is no trial date. Plaintiffs named Cool Technologies as a defendant in an amended complaint. Cool Technologies has moved to dismiss the complaint for lack of personal jurisdiction and failure to state a cause of action, whichthe court granted. Plaintiff has filed a second amended complaint, but Cool Technologies’ response deadline has not yet come as of the date of this response.

PGC Investments, LLC has also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The Company vigorously disputes that and believes it has the documentation and evidence to prevail. The final hearing date is September 22-23, 2022.

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

Item 3. Defaults Upon Senior Securities

On March 19, 2020, the Company defaulted on a note payable. A $250,000 note was purchased on March 18, 2019. In return, the Company promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. As of the filing date, the Company has not received a notice of default for the note. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

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

On July 20, 2020, the Company defaulted on a note payable. On March 19, 2019, the Company entered into a Promissory Note Agreement with an accredited investor. It received $250,000 in financing and promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversary. On March 19, 2020, the investor signed an amendment to the agreement extending the maturity date for four months. As of the filing date, the Company has not received a notice of default for the note. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

On July 30, 2020, the Company defaulted on a note payable. On June 29, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $85,000 in financing and promised to pay the principal amount together with interest of $10,000 by July 29, 2020. As of the filing date, the Company has not received a notice of default.

On August 4, 2020, the Company defaulted on a note payable. On July 3, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $85,000 after an original issue discount of $8,500 in lieu of interest. The total amount of $93,500 was due on August 3, 2020. As of the filing date, the Company has not received a notice of default. As per the terms of the note, interest will continue to accrue at 18% per annum until paid in full.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The occurrence of an uncontrollable event such as the COVID19 pandemic negatively affected our operations. The pandemic resulted in social distancing, travel bans and quarantines. This limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, impacted our operations and financial condition.

While the pandemic phase of COVID19 has receded and the virus is now considered to be endemic in the US as of this filing, the evolution of an acute and more contagious variant is possible. In such a case, it may impact demand for our products and may again hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Item 6. Exhibits

4.53*	$61,500 Convertible Promissory Note and Stock Purchase Agreement dated April 25, 2022 issued to Sixth Street Lending, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: May 23, 2022	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: May 23, 2022	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

