Form 10-Q
period 2022-06-30
COOL TECHNOLOGIES, INC.
filed 2022-08-19
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 16, 2022, there were 615,713,735 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$14,300	$72,391
Inventory	433,511	421,003
Prepaid expenses and other assets	344,250	344,250
Total current assets	792,061	837,644
Intangibles	287,230	261,838
Equipment, net	27,431	37,358
Total assets	$1,106,722	$1,136,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,479,191	$1,347,551
Accrued interest payable	1,393,528	1,105,490
Accrued liabilities – related party	959,936	908,875
Accrued payroll taxes	289,904	257,698
Customer deposits – related party	400,000	400,000
Debt, current portion, net of debt discount	3,997,952	4,012,639
Derivative liability	215,074	175,915
Total current liabilities	8,735,585	8,208,168

Debt, long-term portion	20,050	30,693
Total liabilities	8,755,635	8,238,861

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 issued and outstanding	-	-
Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 611,548,958 and 587,887,192 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	611,549	587,887
Additional paid-in capital	52,171,466	51,573,534
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(60,444,181)	(59,276,748)
Non-controlling interest	(57,585)	(56,532)
Total stockholders’ deficit	(7,648,913)	(7,102,021)

Total liabilities and stockholders’ deficit	$1,106,722	$1,136,840

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Consulting	155,894	129,716	236,894	234,216
Payroll and related expenses	88,862	86,790	178,359	175,869
Professional fees	38,660	102,911	131,877	178,974
General and administrative	32,252	14,181	58,048	24,329
Research and development	4,963	4,964	9,927	9,927
Total operating expenses	320,631	338,562	615,105	623,315

Operating loss	(320,631)	(338,562)	(615,105)	(623,315)

Other income (expense):
Interest expense, net	(141,638)	(462,091)	(387,302)	(950,039)
Change in fair value of derivative liability	(115,167)	142,172	(151,584)	(761,416)
Loss on settlement of debt	(14,495)	-	(14,495)	-

Net loss	(591,931)	(658,481)	(1,168,486)	(2,334,770)
Less: Noncontrolling interest in net loss	1,221	168	1,053	496

Net loss to shareholders	$(590,710)	$(658,313)	$(1,167,433)	$(2,334,274)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	604,983,206	570,430,373	597,868,889	556,333,323

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total

Balance, March 31, 2021	2,727,273	2,727	564,094,174	564,095	50,756,190	58,670	8,441	(57,507,163)	(56,613)	(6,173,653)
Stock issued for services	-	-	45,571	45	1,905	-	-	-	-	1,950
Debt converted	-	-	10,463,410	10,463	423,259	-	-	-	-	433,722
Warrants exercised	-	-	2,195,122	2,195	(2,195)	-	-	-	-	-
Warrants issued for services	-	-	-	-	4,756	-	-	-	-	4,756
Net loss	-	-	-	-	-	-	-	(658,481)	-	(658,481)
Noncontrolling interest	-	-	-	-	-	-	-	168	(168)	-
Balance, June 30, 2021	2,727,273	2,727	576,798,277	576,798	51,183,915	58,670	8,441	$(58,165,476)	$(56,781)	$(6,391,706)

Balance, March 31, 2022	2,727,273	$2,727	600,011,840	$600,012	$51,902,978	$58,670	$8,441	$(59,853,471)	$(56,364)	$(7,337,007)
Debt converted	-	-	10,037,118	10,037	244,938	-	-	-	-	254,975
Stock issued for debt	-	-	1,500,000	1,500	23,550	-	-	-	-	25,050
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(591,931)	-	(591,931)
Noncontrolling interest	-	-	-	-	-	-	-	1,221	(1,221)	-
Balance, June 30, 2022	2,727,273	$2,727	611,548,958	$611,549	$52,171,466	$58,670	$8,441	$(60,444,181)	$(57,585)	$(7,648,913)

Balance, December 31, 2020	2,727,273	2,727	508,676,682	508,675	48,520,062	58,670	8,441	(55,830,210)	(57,277)	(6,788,912)
Sale of common shares	-	-	2,500,000	2,500	22,500	-	-	-	-	25,000
Stock issued with debt	-	-	10,000,000	10,000	487,000	-	-	-	-	497,000
Stock issued for services	-	-	45,571	45	1,905	-	-	-	-	1,950
Warrants issued with debt	-	-	-	-	70,133	-	-	-	-	70,133
Debt converted	-	-	53,383,002	53,383	2,079,754	-	-	-	-	2,133,137
Warrants exercised	-	-	2,195,122	2,195	(2,195)	-	-	-	-	-
Warrants issued for services	-	-	-	-	4,756	-	-	-	-	4,756
Net loss	-	-	-	-	-	-	-	(2,334,770)	-	(2,334,770)
Noncontrolling interest	-	-	-	-	-	-	-	(496)	496	-
Balance, June 30, 2021	2,727,273	2,727	576,798,277	576,798	51,183,915	58,670	8,441	(58,165,476)	(56,781)	(6,391,706)

Balance, December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)
Stock issued with debt	-	-	1,500,000	-	-	-	-	-	-	-
Debt converted	-	-	22,161,766	23,662	597,932	-	-	-	-	621,594
Net loss	-	-	-	-	-	-	-	(1,168,486)	-	(1,168,486)
Noncontrolling interest	-	-	-	-	-	-	-	1,053	(1,053)	-
Balance, June 30, 2022	2,727,273	$2,727	611,548,958	$611,549	$52,171,466	$58,670	$8,441	$(60,444,181)	$(57,585)	$(7,648,913)

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021
Operating Activities:
Net loss	$(1,168,486)	$(2,334,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	-	4,756
Stock issued for services	-	1,950
Loss on settlement	14,495	-
Non-cash interest expense	229,297	452,831
Change in fair value of derivative liability	151,584	761,416
Amortization of debt discount	-	409,444
Depreciation expense	9,927	9,927
Changes in operating assets and liabilities:
Inventory	(12,508)	(68,353)
Prepaid assets	-	(163,002)
Accounts payable	117,145	(135,017)
Accrued liabilities – related party	51,061	(217,662)
Accrued interest payable	155,667	88,259
Accrued payroll taxes	32,206	118,961
Net cash from operating activities	(419,612)	(1,071,260)

Investing Activities:
Intangible assets	(25,392)	(19,501)
Net cash from investing activities	(25,392)	(19,501)

Financing Activities:
Proceeds from debt	398,000	1,405,000
Payments on debt	(11,087)	(14,565)
Proceeds from sale of common stock	-	25,000
Net cash from financing activities	386,913	1,415,435

Net (decrease) increase in cash	(58,091)	324,674

Cash, beginning of period	72,391	33

Cash, end of period	$14,300	$324,707

Cash paid for:
Interest	$13,998	$34,745
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$596,544	$2,133,137
Stock and warrants issued with debt	25,050	567,133
Derivative liability offset by debt discount	159,259	383,116

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

As of June 30, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2022, have been derived from unaudited financial information. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $60,444,181 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

As of the filing date of this Quarterly Report on Form 10-Q, management is awaiting the receipt of the first tranche of additional non-dilutive funding to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits. There can be no assurance, however, that the Company will be successful in accomplishing these objectives. Consequently, it may have to curtail or cease operations if funding is not received by the end of the third quarter.

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

Note 3 – Debt

Debt consists of the following:

	June 30, 2022	December 31, 2021
Notes payable	$1,412,471	$1,236,000
Notes payable in default	1,078,500	1,078,500
Convertible notes payable	1,573,500	1,610,750
Vehicle financing	33,840	44,927
Note payable – related party	45,463	42,462
Note payable – UPT minority owner	100,000	100,000
	4,243,774	4,112,639
Debt discount	(225,772)	(69,307)
	4,018,002	4,043,332
Less: current portion	3,997,952	4,012,639
Long-term portion	$20,050	$30,693

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

On June 9, 2022, the Company entered into a promissory note agreement with an accredited investor. It issued 1,500,000 commitment shares of restricted common stock and received $150,000 after an original issue discount of $26,471. The total amount due encompasses principal of $176,471 plus guaranteed interest at 10% per annum for 12 months. Payments on principal and guaranteed interest begin on November 9, 2022 for seven equal installments of $27,731 until paid in full no later than June 9, 2023, the maturity date. A portion or all of the principal amount and guaranteed interest may be pre-paid at any time without penalty or premium.  In the event of default, the interest rate will increase to 18% or the maximum rate permitted by law and shall be applied to all unpaid principal and interest.  At the note holder’s election, the default amount shall be immediately due and payable in cash or converted into shares of the Company’s common stock. The conversion price of this note is 90% of the lowest VWAP during the ten trading days before the conversion. Unlike convertible notes, the principal and guaranteed interest are only convertible following an event of default.

Convertible notes payable

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. As of June 30, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. As of June 30, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. As of June 30, 2022, the remaining balance totaled $891,000.

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

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 22, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000. On March 29, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000.  On April 18, 2022, the Company issued 3,798,319 shares of common stock to Power Up Lending Group, Ltd upon conversion of $41,200 in principal and $4,200 in accrued interest . The note was then retired.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 31, 2022, the Company issued 1,652,893 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000 on principal of $66,750. On June 6, 2022, the Company issued 2,252,252 shares of common stock to Power Up Lending Group, Ltd upon conversion of $21,750 on principal of $66,750. On June 15, 2022, the Company issued 2,233,654 shares of common stock to Power Up Lending Group, Ltd upon final conversion of $21,750 in principal and $2,520 in accrued interest. The note was then retired.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $30,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2022, the remaining balance totaled $33,000.

February Convertible Note -- On February 1, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,000 will be due on February 1, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $56,000.

March Convertible Note -- On March 4, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 4, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $61,500.

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $61,500.

April Convertible Note -- On April 25, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on April 25, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $61,500.

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 23, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $35,000.

Test Vehicle Financing

In July 2018, CoolTech traded in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable monthly over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	25,600,000	$0.05	2.3	$170,400
Granted	-		-	-
Forfeited or expired	-		-	-
Exercised	-	-	-	-
Outstanding, June 30, 2022	25,600,000	0.05	1.8	54,800
Exercisable, June 30, 2022	25,600,000	$0.05	1.8	$54,800

Transactions with Related Parties

The note payable - related party, in the amount of $45,463 as of June 30, 2022, is held by two of the Company’s officers and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2022	$4,223,724
2023	17,971
2024	2,079
$4,243,774

Note 4 – Derivative Liability

Under the terms of the February 2022,  March 2022, April 2022 and May 2022 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Volatility	119.9-131.1%
Risk-free interest rate	2.51–2.80%
Expected life (years)	0.59–0.90
Dividend yield	-

Changes in the derivative liability were as follows:

	Six Months Ended June 30, 2021
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2020	$-	$-	$396,143	$396,143
Conversions of convertible debt	-	-	(1,404,678)	(1,404,678)
Issuance of convertible debt and other derivatives	-	-	383,116	383,116
Change in fair value	-	-	761,416	761,416
Convertible debt and other derivative liabilities at June 30, 2021	$-	$-	$135,997	$135,997

	Six Months Ended June 30, 2022
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2021	$-	$-	$175,915	$175,915
Conversions of convertible debt	-	-	(277,007)	(277,007)
Issuance of convertible debt and other derivatives	-	-	164,582	164,582
Change in fair value	-	-	151,584	151,584
Convertible debt and other derivative liabilities at June 30, 2022	$-	$-	$215,074	$215,074

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of June 30, 2022 and December 31, 2021, $50,000 is still due, which is included within accounts payable on the condensed consolidated balance sheets.

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs also named Cool Technologies as a defendant in the amended and second amended complaint. Cool Technologies has moved to dismiss the second amended complaint for lack of personal jurisdiction and failure to state a cause of action, which remain pending. On July 7, 2022, the parties entered into a settlement agreement. As per the agreement, Cool Technologies must pay Dennis Campbell and PGC Investments $25,000 within 5 business days of the effective date (July 7, 2022), another $25,000 on or before September 30, 2022, and 50,000 unregistered shares of the Company’s common stock on or before September 30, 2022. After delivery of all funds and shares, it is anticipated that the litigation will be dismissed in late September or early October 2022.

PGC Investments, LLC has also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The parties have entered into a settlement agreement in conjunction with the Pinellas County litigation, and it is anticipated the arbitration will also be dismissed in late September or early October 2022.

All expenses related to the UPT litigation and arbitration have been accrued under accounts payable.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts escrowed, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of June 30, 2022.

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

KHIC, Inc. holds the remaining 3 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (“Preferred Stock”) is convertible into 50,000 shares of common stock. Each share of preferred stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of preferred stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the “Certificate of Designation”), and prior and in preference to any payment or distribution (or any setting a part of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common Stock

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of June 30, 2022 and December 31, 2021 the number of shares of common stock to be issued was the same: 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of June 30, 2022, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	17,614,285	$0.06	0.5	$113,250
Granted	-	-	-	-
Forfeited or canceled	4,000,000	0.06	-	-
Outstanding, June 30, 2022	13,614,285	0.06	0.4	9,375
Exercisable, June 30, 2022	13,614,285	$0.06	0.4	$9,375

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,700,000	$0.02	1.7	$259,580
Granted	-	-	-	-
Forfeited or expired	800,000	0.03	-	-
Outstanding, June 30, 2022	9,900,000	0.02	1.2	21,750
Exercisable, June 30, 2022	9,900,000	$0.02	1.2	$21,750

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net loss available for stockholders	$(590,710)	$(658,313)	$(1,167,433)	$(2,334,274)
Weighted average outstanding shares of common stock	606,812,747	570,430,373	599,967,230	556,333,323
Dilutive effect of stock options and warrants	-	-	-	-
Common stock and equivalents	606,812,747	570,430,373	599,967,230	556,333,323

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	June 30
	2022	2021
Stock options	4,000,000	4,000,000
Common stock warrants	53,964,285	63,036,542
Common stock issuable	494,697	494,697
Convertible notes	79,267,277	38,375,495
Convertible preferred stock	2,877,270	2,877,270
Total	140,603,529	108,784,004
Total exercisable at June 30	86,534,252	65,913,812

Note 9 – Subsequent Events

On July 7, 2022, Cool Technologies’ subsidiary, UPT, and PGC Investments, LLC entered into a settlement agreement covering pending litigation in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida. The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant.

The settlement also covers a pending arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing.

As per the settlement agreement, Cool Technologies must pay Dennis Campbell and PGC Investments $25,000 within 5 business days of the effective date (July 7, 2022), another $25,000 on or before September 30, 2022, and 50,000 unregistered shares of the Company’s common stock on or before September 30, 2022.

Within two days of the issuance of the shares, the receipt of the final payment made and confirmation of clear funds, PGC is required to file a Notice of Voluntary Dismissal with Prejudice of the Litigation and a Notice of Voluntary Dismissal with Prejudice of the Arbitration. Because the Arbitration’s final hearing is scheduled for September 22-23, 2022 and the dismissal will not be filed until after the final payment and stock issuance are made, the Settlement Agreement is conditioned upon PGC obtaining the arbitrator’s approval of the terms and conditions of the settlement.

As Cool Technologies paid the initial $25,000 on July 13, 2022, it is anticipated that the litigation and the arbitration will be dismissed in late September or early October 2022.

On July 22, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,200 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,200 will be due on July 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

On August 8, 2022, the Company issued 2,752,294 shares of common stock to Sixth Street Lending, LLC upon conversion of $30,000 on principal of $56,000.

On August 11, 2022, the Company issued 2,323,967 shares of common stock to Sixth Street Lending, LLC upon final conversion of $26,000 on principal of $56,000 and accrued interest of $2,120.

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

The Company has developed a mobile power generation system (eMGen) that enables work trucks to generate electric power by running an in-chassis generator. The eMGen system can be retrofitted onto new and existing global truck platforms. Optional applications include water purification and desalination as well as electric vehicle charging.  CoolTech intends to market and sell the mobile power generation systems to government, commercial and fleet vehicle owners as well as original equipment manufacturers and individual users. Sales are expected to occur through the direct efforts of the Company, its sales agents and its joint venture partners. CoolTech may also license the eMGen system as well.

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

As of June 30, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

We have not generated any revenues to date. Consequently, there can be no assurances that the Company will be able to generate new orders, nor fulfill the existing ones, nor address all the requirements of all the interested parties. As of June 30, 2022, the Company does not have the funds available to fulfill the orders.

Management is awaiting the receipt of the first tranche of funding, based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP. We see this as the best path forward for non-dilutive funding.

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

Since the signing of the Memorandum, definitive documents have been drawn up and financing instruments have been created and packaged. Central to the provision of the funds is the successful underwriting of the financial instruments. Buyers have recently signed subscription agreements to purchase the financial instruments.  In addition, Cool Technologies and 3&1 Capital Partners have polished and perfected the final funding documents.

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

Order of Parts and Components

During the week of October 7, 2018, the Company placed orders for System Controllers, 80 and 125 kVA Generators, Voltage Regulators, Panasonic Toughpads and Split Shaft PTOs.

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

According to an article in the NYTimes (https://tinyurl.com/2n76rjy7), Mexico’s National Water Commission (CONAGUA) determined that in July 2022, eight of Mexico’s 32 states were experiencing extreme to moderate drought, resulting in 1,546 of the country’s 2,463 municipalities confronting water shortages, By mid-July, about 48 percent of Mexico’s territory was suffering drought, according to the commission, compared with about 28 percent of the country’s territory during the same period last year. In June of 2021, 77 of  Mexico’s 210 principal water reservoirs were below 25% capacity. For the region encompassing Western North America, this period is now the driest two decades in 1,200 years.

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

Through the efforts of its representatives in the country, the Company has been in contact with and in some cases made presentations to the National Water Commission as well as cabinet secretaries, senators, representatives and deputies at the federal level; to governors, legislators, commissioners and municipal presidents at the state level and to mayors and county and local politicians in cities and towns beset by energy and water problems. Private entities such as distilleries, fruit growers, cattle rancher’s associations and mining companies have also requested information.

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

More than 800 public water systems serving 162 of the state’s 254 counties were disrupted. Over 13 million people were left without safe drinking water. The town of Kyle almost ran dry.

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

Order and Delivery of Water Units and Charger

Over the past fifteen months, the Company has ordered two reverse osmosis water purification units and an electric vehicles charger.

In May of 2021, the Company ordered a reverse osmosis system capable of treating 4,500 gallons of brackish water per day. That was followed by a 100 kW, mode 4 DC, electric vehicle charger capable of simultaneous charging and dynamic load distribution. The Company ordered a second reverse osmosis system capable of treating 4,500 gallons of brackish water per day in November of 2021.

A reverse osmosis system and an electric vehicle charger were delivered to Craftsmen Industries for installation in the beds of the test vehicles referenced in Note 3.  The Company is a awaiting the delivery of the second reverse osmosis system.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended June 30,
	2022	2021	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	155,894	129,716	26,178	20.2%
Payroll and related expenses	88,862	86,790	2,072	2.4%
Professional fees	38,660	102,911	(64,251)	(62.4)%
General and administrative	32,252	14,181	18,071	127.4%
Research and development	4,963	4,964	(1)	0.0%
Total operating expenses	320,631	338,562	(17,931)	(5.3)%

Interest expense, net	(141,638)	(462,091)	320,453	(69.3)%
Change in fair value of derivative liability	(115,167)	142,172	(257,339)	(181.0)%
Loss on settlement of debt	(14,495)	--	(14,495)	(100.0)%

Net loss	(591,931)	(658,481)	66,550	(10.1)%

Less: Noncontrolling interest	1,221	168	1,053	626.8%

Net loss to shareholders	$(590,710)	$(658,313)	$67,603	(10.3)%

	Six months ended June 30,
	2022	2021	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	236,894	234,216	2,678	1.1%
Payroll and related expenses	178,359	175,869	2,490	1.4%
Professional fees	131,877	178,974	(47,097)	(26.3)%
General and administrative	58,048	24,329	33,719	138.6%
Research and development	9,927	9,927	--	0.0%
Total operating expenses	615,105	623,315	(8,210)	(1.3)%

Interest expense, net	(387,302)	(950,039)	562,737	(59.2)%
Change in fair value of derivative liability	(151,584)	(761,416)	609,832	(80.1)%
Loss on settlement of debt	(14,495)	--	(14,495)	(100.0)%

Net loss	(1,168,486)	(2,334,770)	1,166,284	(50.0)%

Less: Noncontrolling interest	1,053	496	557	112.3%

Net loss to shareholders	$(1,167,433)	$(2,334,274)	$1,166,841	(50.0)%

Revenues

During the three months ended June 30, 2022, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Consulting expense increased from $129,716 for the three months ended June 30, 2021 to $155,894 for the three months ended June 30, 2022 and during the six months ended June 30 from $234,216 in 2021 to $236,894 in 2022 as fees billed for the two consultants who provide applications engineering and sales services were higher than the previous year. For the 3 months ended June 30, 2022, the increase also reflects the consulting expenses that were recorded from the first quarter of 2022.

Payroll and related expenses increased from $86,790 for the three months ended June 30, 2021 to $88,862 for the three months ended June 30, 2022 and during the six months ended June 30 from $175,869 in 2021 to $178,359 in 2022 due to an increase in the Company’s portion of FICA and unemployment taxes.

Professional fees decreased from $102,911 for the three months ended June 30, 2021 to $38,660 for the three months ended June 30, 2022 and during the six months ended June 30 from $178,974 in 2021 to $131,877 in 2022.  The decrease in professional fees reflect a decrease in legal fees due to reduced activity leading up to the settlement in the litigation and arbitration with PGC Investments, LLC.

General and administrative expenses increased from $14,181 for the three months ended June 30, 2021 to $32,252 for the three months ended June 30, 2022 and during the six months ended June 30 from $24,329 in 2021 to $58,048 in 2022 as the Company began offering health insurance to its two employees.

Research and development expenses remained the same for the respective periods during both years. For the three months ended June 30, 2021, it totaled $4,964 and for the three months ended June 30, 2022, it totaled $4,963. For the six months ended June 30, 2021 and 2022, it totaled $9,927 as the Company continued to focus on the commercialization of the Company’s eMGen system.

Other Income and Expense

Interest expense decreased from $462,091 for the three months ended June 30, 2021 to $141,638 for the three months ended June 30, 2022 and during the six months ended June 30 from $950,039 in 2021 to $387,302 in 2022 due to less amortization of debt discount. The change in fair value of derivative liability decreased from a gain of $142,172 for the three months ended June 30, 2021 to a loss of $115,167 for the three months ended June 30, 2022 and during the six months ended June 30 from $761,416 to $151,584 due to a reduction in derivative liabilities and stock price.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On June 30, 2022, we had cash and cash equivalents of $14,300.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,943,524 and $7,370,524 on June 30, 2022 and December 31, 2021, respectively. The increase in negative working capital was due to a reduction in cash as well as increases in accounts payable, accrued interest payable, accrued liabilities – related party and accrued payroll taxes. To that end, we owe approximately $1,573,500 for convertible notes that mature in the next eleven months and we owe another $2,490,971 in notes payable.

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

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. As of June 30, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022.  As of June 30, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. As of June 30, 2022, the remaining balance totaled $891,000.

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

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 22, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000. On March 29, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000 on principal of $111,000.  As of June 30, 2022, the remaining balance totaled $41,000.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $66,750.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $33,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2022, the remaining balance totaled $33,000.

February Convertible Note -- On February 1, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,000 will be due on February 1, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $56,000 in principal and $724 in accrued interest.

March Convertible Note -- On March 4, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 4, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $61,500 in principal and $377 in accrued interest.

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $61,500 in principal and $148 in accrued interest.

April Convertible Note -- On April 25, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on April 25, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $61,500.

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 23, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2022, the remaining balance totaled $35,000.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2022	2021
Net cash from operating activities	$(419,612)	$(1,071,260)
Net cash from investing activities	(25,392)	(19,501)
Net cash from financing activities	386,913	1,415,435

Net cash from operating activities decreased due to the elimination of the amortization of debt discount and prepaid assets as well as due to an 80% decrease in the fair value of derivative liability and a 49% decrease in non-cash interest expense. Cash provided by financing activities included debt borrowings of $398,000 during the first six months of 2022 which was a 72% decrease from the debt borrowings of $1,405,000 during the first six months of 2021.

The Company’s estimated capital requirements for the next 12 months will total $3.9 million. This consists of $1.6 million for salaries, public company filings, consultants and professional fees. It also consists of $2.3 million for production of mobile power generation systems and related mobile products such as water purification or desalination equipment as well as onboard vehicle charging units.

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. The Company is awaiting the receipt of the first tranche of additional non-dilutive funding to support product development or for other purposes. As previously noted under Item 2 “Overview”, the Company signed a Memorandum of Terms for Debt Financing with 3&1 Capital Partners, LLC (“3&1”) in March of 2020. Five months later, the Company signed an agreement in which 3&1 agreed to definitively provide insurance related debt, surety bond financing and/or standby letter of credit financing as per the terms of the memorandum.  In the event that 3&1 fails to deliver the financing, the Company may have to rely on equity or debt financing that may involve substantial dilution to our then existing stockholders. If it is unable to close additional equity financing, the Company may have to cease operations.

Going Concern

The Company has incurred net losses of $60,444,181 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of June 30, 2022, we have $14,300 in cash and we owe $1,573,500 and $2,490,971 for convertible and promissory notes, respectively We are awaiting the receipt of the first tranche of non-dilutive funding to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that the expected funding will arrive, that we will obtain alternative funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

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

Item 4. Controls and Procedures

Management does not expect that its internal controls over financial reporting will prevent all errors and all fraud. Control systems, no matter how well-conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include those judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2022, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2022.

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

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant.  The plaintiffs also named Cool Technologies as a defendant in the amended and second amended complaint. Cool Technologies has moved to dismiss the second amended complaint for lack of personal jurisdiction and failure to state a cause of action, which remain pending. In July, the parties entered into a settlement agreement, and it is anticipated the litigation will be dismissed in late September or early October 2022.

PGC Investments, LLC has also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The parties have entered into a settlement agreement in conjunction with the Pinellas County litigation, and it is anticipated the arbitration will be dismissed in late September or early October 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2022, the Company issued 3,798,319 shares of common stock to Power Up Lending Group, Ltd upon conversion of $41,000 on principal of $111,000.

On May 31, 2022, the Company issued 1,652,893 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000 on principal of $66,750.

On June 6, 2022, the Company issued 2,252,252 shares of common stock to Power Up Lending Group, Ltd upon conversion of $25,000 on principal of $66,750.

On June 15, 2022, the Company issued 2,333,654 shares of common stock to Power Up Lending Group, Ltd upon final conversion of $21,750 on principal of $66,750.

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

Item 6. Exhibits

4.54*	$35,000 Convertible Promissory Note and Stock Purchase Agreement dated May 25, 2022 issued to 1800 Diagonal Lending, LLC

4.55*	$176,471 10% Promissory Note and Stock Purchase Agreement dated June 9, 2022 issued to Coventry Enterprises, LLC

4.56*	$56,200 Convertible Promissory Note and Stock Purchase Agreement dated July 22, 2022 issued to 1800 Diagonal Lending, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: August 19, 2022	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2022	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

