Form 10-Q
period 2022-09-30
COOL TECHNOLOGIES, INC.
filed 2022-11-21
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 16, 2022, there were 655,136,493 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,050	$72,391
Inventory	436,172	421,003
Prepaid expenses and other assets	344,250	344,250
Total current assets	781,472	837,644
Intangibles	292,193	261,838
Equipment, net	22,468	37,358
Total assets	$1,096,133	$1,136,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,547,078	$1,347,551
Accrued interest payable	1,477,592	1,105,490
Accrued liabilities – related party	972,515	908,875
Accrued payroll taxes	300,795	257,698
Customer deposits – related party	400,000	400,000
Debt, current portion, net of debt discount	3,905,713	4,012,639
Derivative liability	170,857	175,915
Total current liabilities	8,774,550	8,208,168

Debt, long-term portion	20,050	30,693
Total liabilities	8,794,600	8,238,861

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 issued and outstanding	-	-
Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 640,214,675 and 587,887,192 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	640,215	587,887
Additional paid-in capital	52,575,395	51,573,534
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(60,926,600)	(59,276,748)
Non-controlling interest	(57,315)	(56,532)
Total stockholders’ deficit	(7,698,467)	(7,102,021)

Total liabilities and stockholders’ deficit	$1,096,133	$1,136,840

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Consulting	112,500	120,125	349,394	354,341
Payroll and related expenses	87,726	99,971	266,085	275,840
Professional fees	35,176	45,266	167,053	224,240
General and administrative	20,442	26,003	78,543	50,332
Research and development	4,963	4,963	14,890	14,890
Total operating expenses	260,807	296,328	875,965	919,643

Operating loss	(260,807)	(296,328)	(875,965)	(919,643)

Other income (expense):
Interest expense, net	(263,139)	(390,419)	(651,441)	(1,340,458)
Change in fair value of derivative liability	31,707	24,234	(119,877)	(737,182)
Gain (loss) on settlement of debt	10,360	52,963	(4,135)	52,963

Net loss	(481,879)	(609,550)	(1,651,418)	(2,944,320)
Less: Noncontrolling interest in net loss	(270)	328	783	168

Net loss to shareholders	$(482,149)	$(609,222)	$(1,650,635)	$(2,944,152)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	623,337,586	578,179,773	607,994,179	563,695,497

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

					Additional	Common	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total

June 30, 2021	2,727,273	$2,727	576,798,277	$576,798	$51,183,915	$58,670	$8,441	$(58,165,476)	$(56,781)	$(6,391,706)
Debt converted	-	-	4,290,915	4,291	260,457	-	-	-	-	264,748
Net loss	-	-	-	-	-	-	-	(609,550)	-	(609,550)
Noncontrolling interest	-	-	-	-	-	-	-	(249)	249	-
September 30, 2021	2,727,273	$2,727	581,089,192	$581,089	$51,444,372	$58,670	$8,441	$(58,775,275)	$(56,532)	$(6,736,508)

June 30, 2022	2,727,273	$2,727	611,548,958	$611,549	$52,171,466	$58,670	$8,441	$(60,444,181)	$(57,585)	$(7,648,913)
Debt converted	-	-	28,615,717	28,616	403,124	-	-	-	-	431,740
Stock issued for debt	-	-	50,000	50	805	-	-	-	-	855
Net loss	-	-	-	-	-	-	-	(482,149)	-	(482,149)
Noncontrolling interest	-	-	-	-	-	-	-	(270)	270	-
September 30, 2022	2,727,273	$2,727	640,214,675	$640,215	$52,575,395	$58,670	$8,441	$(60,926,600)	$(57,315)	$(7,698,467)

December 31, 2020	2,727,273	$2,727	508,674,682	$508,675	$48,520,062	$58,670	$8,441	$(55,830,210)	$(57,277)	$(6,788,912)
Sale of common shares	-	-	2,500,000	2,500	22,500	-	-	-	-	25,000
Stock issued with debt	-	-	10,000,000	10,000	487,000	-	-	-	-	497,000
Stock issued for services	-	-	45,571	45	1,905	-	-	-	-	1,950
Warrants issued with debt	-	-	-	-	70,133	-	-	-	-	70,133
Debt converted	-	-	57,673,917	57,674	2,340,211	-	-	-	-	2,397,885
Warrants exercised	-	-	2,195,122	2,195	(2,195)	-	-	-	-	-
Warrants issued for services	-	-	-	-	4,756	-	-	-	-	4,756
Net loss	-	-	-	-	-	-	-	(2,944,320)	-	(2,944,320)
Noncontrolling interest	-	-	-	-	-	-	-	(745)	745	-
September 30, 2021	2,727,273	$2,727	581,089,192	$581,089	$51,444,372	$58,670	$8,441	$(58,775,275)	$(56,532)	$(6,736,508)

December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)
Stock issued with debt	-	-	1,550,000	1,550	24,355	-	-	-	-	25,905
Debt converted	-	-	50,777,483	50,778	977,506	-	-	-	-	1,028,284
Net loss	-	-	-	-	-	-	-	(1,650,635)	-	(1,650,635)
Noncontrolling interest	-	-	-	-	-	-	-	783	(783)	-
September 30, 2022	2,727,273	$2,727	640,214,675	$640,215	$52,575,395	$58,670	$8,441	$(60,926,600)	$(57,315)	$(7,698,467)

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
Operating Activities:
Net loss	$(1,651,635)	$(2,944,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	-	4,756
Stock issued for services	-	1,950
Loss on settlement	4,135	-
Non-cash interest expense	399,838	463,023
Change in fair value of derivative liability	119,877	737,182
Amortization of debt discount	-	671,933
Forgiveness of PPP Loan	-	(52,963)
Depreciation expense	14,890	14,890
Changes in operating assets and liabilities:
Inventory	(15,169)	(73,946)
Prepaid expenses and other current assets	-	(181,473)
Accounts payable	197,247	(106,029)
Accrued interest payable	246,631	190,403
Accrued liabilities – related party	63,640	(208,549)
Accrued payroll taxes	43,097	152,965
Net cash from operating activities	(577,449)	(1,330,178)

Investing Activities:
Intangible assets	(30,355)	(24,921)
Net cash from investing activities	(30,355)	(24,921)

Financing Activities:
Proceeds from debt	547,550	1,632,000
Payments on debt	(11,087)	-
Proceeds from sale of common stock	-	25,000
Net cash from financing activities	536,463	1,657,000

Net (decrease) increase in cash	(71,341)	301,901

Cash, beginning of period	72,391	33

Cash, end of period	$1,050	$301,934

Cash paid for:
Interest	$13,998	$34,745
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$1,028,284	$2,397,885
Stock and warrants issued with debt	25,050	567,133
Derivative liability offset by debt discount	271,449	592,074

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

As of September 30, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2022, have been derived from unaudited financial information. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $60,927,600 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

As of the filing date of this Quarterly Report on Form 10-Q, management is awaiting the receipt of the first tranche of additional non-dilutive funding to support completion of the initial phases of the Company’s business plan: to license its thermal technologies and applications, including submersible dry-pit applications and to license and sell mobile generation retrofit kits. There can be no assurance, however, that the Company will be successful in accomplishing these objectives. Consequently, it may have to curtail or cease operations if funding is not received by the end of the fourth quarter.

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

Note 3 – Debt

Debt consists of the following:

	September 30, 2022	December 31, 2021
Notes payable	$1,412,471	$1,236,000
Notes payable in default	1,078,500	1,078,500
Convertible notes payable	1,441,640	1,610,750
Vehicle financing	32,165	44,927
Note payable – related party	45,511	42,462
Note payable – UPT minority owner	100,000	100,000
	4,110,287	4,112,639
Debt discount	(184,524)	(69,307)
	3,925,763	4,043,332
Less: current portion	3,905,713	4,012,639
Long-term portion	$20,050	$30,693

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

On August 21, 2021, the Company received a letter from Bank of America stating that the SBA (Small Business Administration) had forgiven the PPP Loan and the forgiven amount was recorded as a gain.

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

Convertible notes payable

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. As of September 30, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. As of September 30, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 22, 2022,  the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022.  As of September 30, 2022, the remaining balance totaled $769,590.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On February 24, 2022, the Company issued 2,500,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $50,000, leaving a principal balance remaining of $85,000. On February 25, 2022, the Company issued 1,750,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000, leaving a principal balance remaining of $50,000. On February 28, 2022, the Company issued 980,392 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000, leaving a principal balance remaining of $30,000. On March 4, 2022, the Company issued 1,208,791 shares of common stock to Power Up Lending Group, Ltd upon conversion of $22,000, leaving a principal balance remaining of $8,000.  On March 7, 2022, the Company issued 790,361 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $8,000 in principal and $5,120 in accrued interest.  The note was then retired.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 22, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000, leaving a principal balance remaining of $76,000. On March 29, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000, leaving a principal balance remaining of $41,000.  On April 18, 2022, the Company issued 3,798,319 shares of common stock to Power Up Lending Group, Ltd upon final conversion of $41,000 in principal and $4,200 in accrued interest. The note was then retired.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 31, 2022, the Company issued 1,652,893 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000, leaving a principal balance remaining of $46,750. On June 6, 2022, the Company issued 2,252,252 shares of common stock to Power Up Lending Group, Ltd upon conversion of $25,000, leaving a principal balance remaining of $21,750. On June 15, 2022, the Company issued 2,233,654 shares of common stock to Power Up Lending Group, Ltd upon final conversion of $21,750 in principal and $2,520 in accrued interest. The note was then retired.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $30,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. As of September 30, 2022, the remaining balance totaled $33,000.

February Convertible Note -- On February 1, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,000 will be due on February 1, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On August 8, 2022, the Company issued 2,752,294 shares of common stock to Sixth Street Lending LLC upon conversion of $30,000, leaving a principal balance remaining of $26,000. On August 12, 2022, the Company issued 2,323,967 shares of common stock to Sixth Street Lending LLC upon final conversion of $26,000 in principal and $2,120 in accrued interest. The note was then retired.

March Convertible Note -- On March 4, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 4, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September  8, 2022, the Company issued 2,100,840 shares of common stock to Sixth Street Lending LLC upon conversion of $25,000, leaving a principal balance remaining of $36,500. On September 12, 2022, the Company issued 3,273,950 shares of common stock to Sixth Street Lending LLC upon final conversion of $36,500 in principal and $2,460 in accrued interest. The note was then retired.

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September  27, 2022, the Company issued 2,325,581 shares of common stock to Sixth Street Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $41,500.  On September  28, 2022, the Company issued 2,625,000 shares of common stock to Sixth Street Lending LLC upon conversion of $21,000, leaving a principal balance remaining of $20,500. On September 30, 2022, the Company issued 3,214,085 shares of common stock to Sixth Street Lending LLC upon final conversion of $20,500 in principal and $2,320 in accrued interest. The note was then retired.

April Convertible Note -- On April 25, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on April 25, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $61,500.

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 23, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $35,000.

July Convertible Note -- On July 22, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,200 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,200 will be due on July 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $57,050.

August Convertible Note -- On August 18, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on August 18, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $46,020.

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $66,838.

Test Vehicle Financing

In July 2018, CoolTech traded in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable monthly over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	25,400,000	$0.05	2.3	$170,400
Granted	--		--	--
Forfeited or expired	--		--	--
Exercised	--	--	--	--
Outstanding, September 30, 2022	25,400,000	0.05	1.6	22,000
Exercisable, September 30, 2022	25,400,000	$0.05	1.6	$22,000

Transactions with Related Parties

The note payable - related party, in the amount of $45,511 as of September 30, 2022, is held by two of the Company’s officers and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2022	$4,090,237
2023	19,646
2024	404
$4,110,287

Note 4 – Derivative Liability

Under the terms of the April 2022, May 2022, July 2022, August 2022 and September 2022 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Volatility	119.7-128.6%
Risk-free interest rate	2.03–4.05%
Expected life (years)	0.57–0.98
Dividend yield	--

Changes in the derivative liability were as follows:

	Nine months Ended September 30, 2021
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2020	$-	$-	$396,143	$396,143
Conversions of convertible debt	-	-	(1,518,278)	(1,518,278)
Issuance of convertible debt and other derivatives	-	-	595,266	595,266
Change in fair value	-	-	737,182	737,182
Convertible debt and other derivative liabilities at September 30, 2021	$-	$-	$210,313	$210,313

	Nine months Ended September 30, 2022
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2021	$-	$-	$175,915	$175,915
Conversions of convertible debt	-	-	(401,707)	(401,707)
Issuance of convertible debt and other derivatives	-	-	276,772	276,772
Change in fair value	-	-	119,877	119,877
Convertible debt and other derivative liabilities at September 30, 2022	$-	$-	$170,857	$170,857

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of September 30, 2022 and December 31, 2021, $50,000 is still due, which is included within accounts payable on the condensed consolidated balance sheets.

PGC Investments, LLC Settlement

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) was in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation was a commercial landlord-tenant action wherein the Plaintiffs sought damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant. The plaintiffs also named Cool Technologies as a defendant in the amended and second amended complaint. Cool Technologies has moved to dismiss the second amended complaint for lack of personal jurisdiction and failure to state a cause of action, which never proceeded to a hearing. On July 7, 2022, the parties entered into a settlement agreement. As per the agreement, Cool Technologies paid Dennis Campbell and PGC Investments $25,000 within 5 business days of the effective date (July 7, 2022), another $25,000 on or before September 30, 2022, and 50,000 unregistered shares of the Company’s common stock on or before September 30, 2022. On October 21st, PGC Investments, LLC and Dennis Campbell filed a Notice of Voluntary Dismissal with Prejudice in the Circuit Court of the Sixth Judicial Circuit for Pinellas County.

PGC Investments, LLC also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The parties entered into a settlement agreement in conjunction with the Pinellas County litigation, then on October 21, 2022, PGC Investments also filed a Notice of Voluntary Dismissal with Prejudice with the American Arbitration Association.

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

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized of which 3 Series A and 2,727,270 Series B preferred shares are issued and outstanding as of September 30, 2022.

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

KHIC, Inc. holds the 3 shares of Series A Preferred Stock. Each share of Series A Preferred Stock (“Preferred Stock”) is convertible into 50,000 shares of common stock. Each share of preferred stock has voting rights as if they were converted into 50,000 shares of common stock. The holders of each share of preferred stock then outstanding shall be entitled to be paid out of the Available Funds and Assets (as defined in the “Certificate of Designation”), and prior and in preference to any payment or distribution (or any setting a part of any payment or distribution) of any Available Funds and Assets on any shares of common stock, an amount per preferred share equal to the Preferred Stock Liquidation Price ($2,500 per share).

Common Stock

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of September 30, 2022 and December 31, 2021 the number of shares of common stock to be issued was the same: 494,697 shares.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of September 30, 2022, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	17,614,285	$0.06	0.5	$113,250
Granted	--	--	--	--
Forfeited or canceled	10,864,285	0.07	--	--
Outstanding, September 30, 2022	6,750,000	0.04	0.2	--
Exercisable, September 30, 2022	6,750,000	$0.04	0.2	$--

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	10,700,000	$0.02	1.7	$259,580
Granted	--	--	--	--
Forfeited or expired	800,000	0.03	--	--
Outstanding, September 30, 2022	9,900,000	0.02	1.0	1,250
Exercisable, September 30, 2022	9,900,000	$0.02	1.0	$1,250

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net loss available for stockholders	$(482,149)	$(609,222)	$(1,650,635)	$(2,944,152)
Weighted average outstanding shares of common stock	623,337,586	578,179,773	607,994,179	563,695,497
Dilutive effect of stock options and warrants	-	-	-	-
Common stock and equivalents	623,337,586	578,179,773	607,994,179	563,695,497

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	September 30
	2022	2021
Stock options	4,000,000	4,000,000
Common stock warrants	41,850,000	56,309,272
Common stock issuable	494,697	494,697
Convertible notes	68,689,816	43,085,229
Convertible preferred stock	2,877,270	2,877,270
Total	117,911,783	106,766,468
Total exercisable at September 30	86,534,252	71,570,468

Note 9 – Subsequent Events

On October 24, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on October 24, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

On October 31, 2022, the Company issued 2,247,191 shares of common stock to Sixth Street Lending, LLC upon conversion of $20,000 on principal of $61,500.

On November 4, 2022, the Company issued 2,777,778 shares of common stock to Sixth Street Lending, LLC upon conversion of $20,000 on principal of $61,500.

On November 7, 2022, the Company issued 3,308,333 shares of common stock to Sixth Street Lending, LLC upon final conversion of $23,820 on principal of $61,500.

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

As of September 30, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

We have not generated any revenues to date. Consequently, there can be no assurances that the Company will be able to generate new orders, nor fulfill the existing ones, nor address all the requirements of all the interested parties. As of September 30, 2022, the Company does not have the funds available to fulfill the orders.

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

Currently, the Company owns most of the parts needed to build 4 or 5 generator systems and one water unit. A second water unit, that has already been paid for, has not yet been shipped.

Over the past two years, the Company has achieved price reductions by comparing vendor quotes and by negotiating with a select few. Inflation will eliminate the quoted reductions. A 10% overall increase in the price of components will likely occur when the Company makes its next round of purchases. By working with fewer suppliers, using volume discounts and providing payment with orders, the Company believes it can hold prices within the expected 10% increase. That will ultimately depend on whether the Federal Reserve successfully manages to control inflation.

Other than acting as one of the catalysts for inflation, the Russo-Ukrainian War should have no impact on the Company. If the geo-political tensions spread beyond the region, it could impact some of the Company’s customers who have existing purchase orders.

A more immediate concern appears to be easing a bit. Our primary supply chain issue involves the shortage of semiconductor chips needed for vehicle manufacturing.  According to CNBC, Ford reported that part shortages had prevented 40 to 45,000 vehicles, primarily trucks and SUVs, from reaching dealers (https://tinyurl.com/43ky9tny). J.P. Morgan Research predicts that more chips will become available in the second half of 2022, however, the chips available may not be the right type to satisfy all demand (https://tinyurl.com/yc9kmbpp).  McKinsey & Company research indicates that the auto industry’s reliance on 90 nanometer chips will keep supply and demand out of balance for some time (https://tinyurl.com/mvt4z4cf ).

We rely extensively on computer systems to manage our business. This includes valuable trade secrets and intellectual property, corporate strategic plans, marketing plans, supplier and customer information, and personally identifiable information, such as employee information. Processing and maintaining this data in a secure manner is critical to our business operations and strategy.

Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our individual computers, systems and data -- are increasing in frequency and sophistication. Most of our business is conducted in a virtual environment which increases the types and range of vulnerabilities that need to be protected as well as introduces new risks to the confidentiality, integrity and availability of critical company data and supporting systems. Moreover, the planned incorporation of vehicle telematics into our products could also increase our exposure to potential costs, expenses and reputational harm in the event of cyberattacks impacting these products or services.

According to Verizon’s 2022 Data Breach Investigations Report, 61% of small businesses experienced a cyberattack in 2021 (https://tinyurl.com/2p98udvt). The 2022 IBM Cost of Breach report calculates that the average global cost of a data breach is $4.35 million. For the United States exclusively, the average total cost of a data breach of $9.44 million.

Due to the interest in secrecy by many of the victims, the costs of some cyberattacks, such as ransomware in which data is encrypted, are difficult to determine. According to Palo Alto Networks' Unit 42, a team of researchers and security consultants, reported that in the first five months of 2022, the average ransomware payment increased to $925,162 (https://tinyurl.com/4spa6tx8). That’s before additional costs incurred by victims including remediation expenses, downtime, reputational harm and other damages.

As a small company, Cool Technologies does not have an in-house network nor a staff of IT specialists to address its cybersecurity needs. We rely on third-party providers to create a layered cyber deterrence plan to avoid or mitigate the occurrence and impact of cyber-attacks.

The occurrence of an uncontrollable event such as the COVID-19 pandemic negatively affected our operations. The pandemic resulted in social distancing, travel bans and quarantines. This limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, impacted our operations and financial condition.

While the pandemic phase of COVID-19 has receded and the virus is now considered to be endemic in the US as of this filing, the evolution of an acute and more contagious variant is possible. In such a case, it may impact demand for our products and may again hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Real GDP growth, inflation, employment levels, oil prices, interest rates, tax rates, availability of customer financing, foreign currency exchange rate fluctuations, and other macroeconomic trends can adversely affect demand for the products that we offer. Geopolitical issues around the world and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results.

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

Order of Parts and Components

As of September 2022, the Company has acquired enough parts and components to build 4 eMGen 80s and 2 eMGen 125s. It is currently procuring two mobile water purification systems and components for mobile electric vehicle charging systems.

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

The truck-mounted units cleanse contaminated, polluted and wastewater or remove saline from saltwater. Submerge the input pipe into any water source. Chemicals, particulates, salts, heavy metals, bacteria, viruses and other impurities are removed. Six levels of water purification output a range of water qualities from clean potable water for drinking and cooking to non-potable water for agricultural or other commercial and emergency usage.

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

A reverse osmosis system and an electric vehicle charger were delivered to Craftsmen Industries for installation in the beds of the test vehicles referenced in Note 3.  The Company is awaiting the delivery of the second reverse osmosis system.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Three months ended September 30,
	2022	2021	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	112,500	120,125	(7,625)	(6.3)%
Payroll and related expenses	87,726	99,971	(12,245)	(12.2)%
Professional fees	35,176	45,266	(10,090)	(22.3)%
General and administrative	20,442	26,003	(5,561)	(21.4)%
Research and development	4,963	4,963	-	0.0%
Total operating expenses	260,807	296,328	(35,521)	(12.0)%

Interest expense, net	(263,139)	(390,419)	(127,280)	(32.6)%
Change in fair value of derivative liability	31,707	24,234	7,473	30.8%
Loss on settlement of debt	10,360	52,963	(42,603)	(80.4)%

Net loss	(481,879)	(609,550)	127,671	20.9%

Less: Noncontrolling interest	(270)	(328)	58	17.7%

Net loss to shareholders	$(482,149)	$(609,222)	$127,073	20.9%

	Nine months ended September 30,
	2022	2021	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	349,394	354,341	(4,947)	(1.4)%
Payroll and related expenses	266,085	275,840	(9,755)	(3.5)%
Professional fees	167,053	224,240	(57,187)	(25.5)%
General and administrative	78,543	50,332	28,211	56.0%
Research and development	14,890	14,890	--	0.0%
Total operating expenses	875,965	919,643	(43,678)	(4.7)%

Interest expense, net	(651,441)	(1,340,458)	(689,017)	(51.4)%
Change in fair value of derivative liability	(119,877)	(737,182)	(617,305)	(83.7)%
Loss on settlement of debt	(4,135)	52,963	(57,098)	(107.8)%

Net loss	(1,651,418)	(2,944,320)	1,292,902	43.9%

Less: Noncontrolling interest	783	168	615	366.1%

Net loss to shareholders	$(1,650,635)	$(2,944,152)	$1,293,517	43.9%

Revenues

During the three months ended September 30, 2022, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Consulting expense decreased from $120,125 for the three months ended September 30, 2021 to $112,500 for the three months ended September 30, 2022 and during the nine months ended September 30 from $354,341 in 2021 to $349,394 in 2022 due to the addition of fees billed by two consultants who provide sales, financial and strategic services on an ad hoc basis in 2021.

Payroll and related expenses decreased from $99,971 for the three months ended September 30, 2021 to $87,726 for the three months ended September 30, 2022 and during the nine months ended September 30 from $275,840 in 2021 to $266,085 in 2022 due to decrease in the Company’s portion of FICA and unemployment taxes.

Professional fees decreased from $45,266 for the three months ended September 30, 2021 to $35,176 for the three months ended September 30, 2022 and during the nine months ended September 30 from $224,240 in 2021 to $167,053 in 2022.  The decrease in professional fees reflects a decrease in legal fees due to reduced activity leading up to the settlement of the litigation and arbitration with PGC Investments, LLC as well as the timing of the service provided by our auditors for reviews of quarterly reports filed in 2021.

General and administrative expenses increased during the nine months ended September 30 from $50,332 in 2021 to $78,543 in 2022 as the Company began offering health insurance in in April of 2021. Thus, 2022 includes a full nine months of health insurance costs. General and administrative expenses decreased from $26,003 for the three months ended September 30, 2021 to $20,442 for the three months ended September 30, 2022 due to reduced health insurance expense and mileage reimbursement for travel costs.

Research and development expenses remained the same for the respective periods during both years. For the three months ended September 30, 2021, it totaled $4,963 and for the three months ended September 30, 2022, it totaled $4,963. For the nine months ended September 30, 2021 and 2022, it totaled $14,890 as the Company continued to focus on the commercialization of the Company’s eMGen system.

Other Income and Expense

Interest expense decreased from $390,419 for the three months ended September 30, 2021 to $263,139 for the three months ended September 30, 2022 and during the nine months ended September 30 from $1,340,458 in 2021 to $651,441 in 2022 due to fewer loans outstanding at the ends of the respective quarters. The change in fair value of derivative liability increased from a gain of $24,234 for the three months ended September 30, 2021 to a gain of $31,707 for the three months ended September 30, 2022 due to a reduction in the price of common stock and decreased during the nine months ended September 30 from $737,182 to $119,877 due to a reduction in derivative liabilities through debt conversion to common stock.

Net Loss and Noncontrolling interest

Since Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On September 30, 2022, we had cash and cash equivalents of $1,050.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,993,078 and $7,370,524 on September 30, 2022 and December 31, 2021, respectively. The increase in negative working capital was due to a reduction in cash as well as increases in accounts payable, accrued interest payable, accrued liabilities – related party and accrued payroll taxes. To that end, we owe approximately $1,788,355 including interest and prepayment penalties for convertible notes that mature in the next eleven months and we owe another $3,519,660 including interest for notes payable.

Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the fourth quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. As of September 30, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022.  As of September 30, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 22, 2022,  the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. As of September 30, 2022, the remaining balance totaled $769,590.

August Convertible Note – On August 16, 2021, the Company signed a promissory note agreement with an accredited investor. It received $125,000 after an original issue discount of $7,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $135,000 will be due on August 16, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On February 24, 2022, the Company issued 2,500,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $50,000, leaving a principal balance remaining of $85,000. On February 25, 2022, the Company issued 1,750,000 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000, leaving a principal balance remaining of $50,000. On February 28, 2022, the Company issued 980,392 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000, leaving a principal balance remaining of $30,000. On March 4, 2022, the Company issued 1,208,791 shares of common stock to Power Up Lending Group, Ltd upon conversion of $22,000, leaving a principal balance remaining of $8,000.  On March 7, 2022, the Company issued 790,361 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $8,000 in principal and $5,120 in accrued interest.  The note was then retired.

September Convertible Note -- On September 21, 2021, the Company signed a promissory note agreement with an accredited investor. It received $102,000 after an original issue discount of $6,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $111,000 will be due on September 21, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 22, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000, leaving a principal balance remaining of $76,000. On March 29, 2022, the Company issued 2,447,552 shares of common stock to Power Up Lending Group, Ltd upon conversion of $35,000, leaving a principal balance remaining of $41,000.  On April 18, 2022, the Company issued 3,798,319 shares of common stock to Power Up Lending Group, Ltd upon final conversion of $41,000 in principal and $4,200 in accrued interest. The note was then retired.

November Convertible Note -- On November 22, 2021, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on November 22, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 31, 2022, the Company issued 1,652,893 shares of common stock to Power Up Lending Group, Ltd upon conversion of $20,000, leaving a principal balance remaining of $46,750. On June 6, 2022, the Company issued 2,252,252 shares of common stock to Power Up Lending Group, Ltd upon conversion of $25,000, leaving a principal balance remaining of $21,750. On June 15, 2022, the Company issued 2,233,654 shares of common stock to Power Up Lending Group, Ltd upon final conversion of $21,750 in principal and $2,520 in accrued interest. The note was then retired.

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $33,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. As of September 30, 2022, the remaining balance totaled $33,000.

February Convertible Note -- On February 1, 2022, the Company signed a promissory note agreement with an accredited investor. It received $50,000 after an original issue discount of $3,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,000 will be due on February 1, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On August 8, 2022, the Company issued 2,752,294 shares of common stock to Sixth Street Lending LLC upon conversion of $30,000, leaving a principal balance remaining of $26,000. On August 12, 2022, the Company issued 2,323,967 shares of common stock to Sixth Street Lending LLC upon final conversion of $26,000 in principal and $2,120 in accrued interest. The note was then retired.

March Convertible Note -- On March 4, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 4, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September  8, 2022, the Company issued 2,100,840 shares of common stock to Sixth Street Lending LLC upon conversion of $25,000, leaving a principal balance remaining of $36,500. On September 12, 2022, the Company issued 3,273,950 shares of common stock to Sixth Street Lending LLC upon final conversion of $36,500 in principal and $2,460 in accrued interest. The note was then retired.

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September  27, 2022, the Company issued 2,325,581 shares of common stock to Sixth Street Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $41,500. On September  28, 2022, the Company issued 2,625,000 shares of common stock to Sixth Street Lending LLC upon conversion of $21,000, leaving a principal balance remaining of $20,500. On September 30, 2022, the Company issued 3,214,085 shares of common stock to Sixth Street Lending LLC upon final conversion of $20,500 in principal and $2,320 in accrued interest. The note was then retired.

April Convertible Note -- On April 25, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on April 25, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $61,500.

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 23, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $35,000.

July Convertible Note -- On July 22, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $3,200 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,200 will be due on July 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $57,050.

August Convertible Note -- On August 18, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on August 18, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $46,020.

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of September 30, 2022, the remaining balance totaled $66,838.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2022	2021
Net cash from operating activities	$(577,449)	$(1,330,178)
Net cash from investing activities	(30,355)	(24,921)
Net cash from financing activities	536,463	1,657,000

Net cash from operating activities increased primarily due to a 44% decrease in our loss offset by a decrease in our non-cash interest expense. The change in net cash from investing activities reflects a 22% decrease in the purchase of intangible assets. Cash provided by financing activities included debt borrowings of $547,550 during the first nine months of 2022 which was a 67% decrease from the debt borrowings of $1,632,000 during the first nine months of 2021.

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

Going Concern

The Company has incurred net losses of $60,926,600 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of September 30, 2022, we have $1,050 in cash and we owe $1,788,355 (including interest and prepayment penalties) and $3,519,660 (including interest) for convertible and promissory notes, respectively We are awaiting the receipt of the first tranche of non-dilutive funding to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that the expected funding will arrive, that we will obtain alternative funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2022, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2022.

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

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) is in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation is a commercial landlord-tenant action wherein the Plaintiffs seek damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant.  The plaintiffs also named Cool Technologies as a defendant in the amended and second amended complaint. Cool Technologies has moved to dismiss the second amended complaint for lack of personal jurisdiction and failure to state a cause of action, which remain pending. In July, the parties entered into a settlement agreement.

PGC Investments, LLC has also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The parties have entered into a settlement agreement in conjunction with the Pinellas County litigation.

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

Cool Technologies paid the initial $25,000 on July 13, 2022 and the second $25,000 on September 28, 2022. 50,000 restricted shares were issued to Dennis Campbell on September 28, 2022.

On October 21st, PGC Investments, LLC and Dennis Campbell filed a Notice of Voluntary Dismissal with Prejudice in the Circuit Court of the Sixth Judicial Circuit for Pinellas County. On the same date, PGC Investments also filed a Notice of Voluntary Dismissal with Prejudice with the American Arbitration Association.

Because the Arbitration’s final hearing was scheduled for September 22-23, 2022,  the dismissal was filed after the final payment and stock issuance were made. This was in keeping with the Settlement Agreement which was conditioned upon PGC obtaining the arbitrator’s approval of the terms and conditions of the settlement.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Currently, the Company has/owns most of the parts needed to build 4 or 5 generator systems and one water unit. A second water unit, that has already been paid for, has not yet been shipped.

Over the past two years, the Company has achieved price reductions by comparing vendor quotes and by negotiating with a select few. Inflation will eliminate the quoted reductions. A 10% overall increase in the price of components will likely occur when the Company makes its next round of purchases. By working with fewer suppliers, using volume discounts and providing payment with orders, the Company believes it can hold prices within the expected 10% increase. That will ultimately depend on whether the Federal Reserve successfully manages to control inflation.

Other than acting as one of the catalysts for inflation, the Russo-Ukrainian War should have no impact on the Company. If the geo-political tensions spread beyond the region, it could impact some of the Company’s customers who have existing purchase orders.

A more immediate concern appears to be easing a bit. Our primary supply chain issue involves the shortage of semiconductor chips needed for vehicle manufacturing.  According to CNBC, Ford reported that part shortages had prevented 40 to 45,000 vehicles, primarily trucks and SUVs, from reaching dealers (https://tinyurl.com/43ky9tny). J.P. Morgan Research predicts that more chips will become available in the second half of 2022, however, the chips available may not be the right type to satisfy all demand (https://tinyurl.com/yc9kmbpp).  McKinsey & Company research indicates that the auto industry’s reliance on 90 nanometer chips will keep supply and demand out of balance for some time (https://tinyurl.com/mvt4z4cf ).

We rely extensively on computer systems to manage our business. This includes valuable trade secrets and intellectual property, corporate strategic plans, marketing plans, supplier and customer information, and personally identifiable information, such as employee information. Processing and maintaining this data in a secure manner is critical to our business operations and strategy.

Information technology security threats -- from user error to cybersecurity attacks designed to gain unauthorized access to our individual computers, systems and data -- are increasing in frequency and sophistication. Most of our business is conducted in a virtual environment which increases the types and range of vulnerabilities that need to be protected as well as introduces new risks to the confidentiality, integrity and availability of critical company data and supporting systems. Moreover, the planned incorporation of vehicle telematics into our products could also increase our exposure to potential costs, expenses and reputational harm in the event of cyberattacks impacting these products or services.

According to Verizon’s 2022 Data Breach Investigations Report, 61% of small businesses experienced a cyberattack in 2021 (https://tinyurl.com/2p98udvt). The 2022 IBM Cost of Breach report calculates that the average global cost of a data breach is $4.35 million. For the United States exclusively, the average total cost of a data breach of $9.44 million.

Due to the interest in secrecy by many of the victims, the costs of some cyberattacks, such as ransomware in which data is encrypted, are difficult to determine. According to Palo Alto Networks' Unit 42, a team of researchers and security consultants, reported that in the first five months of 2022, the average ransomware payment increased to $925,162 (https://tinyurl.com/4spa6tx8). That’s before additional costs incurred by victims including remediation expenses, downtime, reputational harm and other damages.

As a small company, Cool Technologies does not have an in-house network nor a staff of IT specialists to address its cybersecurity needs. We rely on third-party providers to create a layered cyber deterrence plan to avoid or mitigate the occurrence and impact of cyber-attacks.

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

Real GDP growth, inflation, employment levels, oil prices, interest rates, tax rates, availability of customer financing, foreign currency exchange rate fluctuations, and other macroeconomic trends can adversely affect demand for the products that we offer. Geopolitical issues around the world and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results.

Item 6. Exhibits

4.57*	$45,600 Convertible Promissory Note and Stock Purchase Agreement dated August 18, 2022 issued to 1800 Diagonal Lending, LLC

4.58*	$66,750 Convertible Promissory Note and Stock Purchase Agreement dated September 21, 2022 issued to 1800 Diagonal Lending, LLC

4.59*	$45,600 Convertible Promissory Note and Stock Purchase Agreement dated October 24, 2022 issued to 1800 Diagonal Lending, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cool Technologies, Inc.

Dated: November 21, 2022	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 21, 2022	By:	/s/ Quentin Ponder
Quentin Ponder
Chief Financial Officer (Principal Financial and Accounting Officer)

