Form 10-K
period 2022-12-31
COOL TECHNOLOGIES, INC.
filed 2023-04-17
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the shares of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s last completed second quarter, based upon the closing price of $0.0187 per share as reported by the OTCQB Stock Market on such date was $11,418,921. This computation is based on the number of issued and outstanding shares held by persons other than officers, directors and shareholders of 5% or more of the registrant’s common stock.

As of April 10, 2023, 705,393,993 shares of common stock are issued, and outstanding excluding 1,000,000 shares held in escrow.

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

As of December 31, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

Management, along with key directors, members of the Board of Advisors and the Company’s outside contractors, utilized 2022 to refine specifications and design modifications to improve efficiency and simplify the parts lists. They conducted customer research, maintained existing business relationships with the Army Corps of Engineers, FEMA, state and local disaster preparedness agencies as well as federal and state firefighting agencies. They also expanded federal, state and local government relationships in Mexico and established new business relationships in the Middle East.

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

As the Company is still pre-revenue,  CoolTech has continued to pursue non-dilutive financing based upon the third-party valuation of the Company’s intellectual property, however, there can be no assurance that financing will be obtained.

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

We expect the license agreement signed with VerdeWatts (a solar panel and energy storage manufacturer) will also act as a catalyst in the development of a no-idle option that will enable the eMGen system to operate solely through battery and solar power without the need to idle the truck’s engine. An eMGen outfitted with a solar or battery-powered no idle system could output clean drinkable water for almost no cost.

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

The Inflation Reduction Act of 2022 aims to stimulate domestic production of electric vehicles by providing tax credits to purchase new and used electric vehicles, among other incentives and requirements.  To that end, the Biden administration set an ambitious national target to make EVs total half of all new car sales by 2030.  Specifically, 50% of new passenger cars and light trucks sold should be battery-electric vehicles,  plug-in hybrid electric vehicles or fuel-cell electric vehicles, which run on hydrogen.

European Union and California targets are even more far reaching. The EU has announced a ban on new sales of gasoline and diesel cars after 2035 while California's Air Resources Board (“CARB”) voted to require all new vehicles sold in the state by 2035 to be either electric or plug-in electric hybrids. The CARB requirement , however, must still be approved by the Biden administration before it can take effect.

If the nation reaches the administration’s sales target, the number of EVs should grow from less than three million today to approximately 48 million or about 15 percent of all vehicles on the road in the U.S.

One large obstacle in the way of achieving those targets is the lack of charging infrastructure.  The U.S. Department of Transportation's Federal Highway Administration calculates there are about 41,000 publicly accessible, non-Tesla specific, charging stations in the US. The Biden administration wants to increase that to 500,000 by 2030.

To help address the shortage and promote sales of electric vehicles, the November 2021 Bipartisan Infrastructure Law allots $7.5 billion to strategically deploy a national EV recharging network of publicly accessible charging stations compatible with all vehicles and technologies as well as to establish a network to facilitate data collection, access, and reliability.  Funding is available for up to 80% of eligible project costs. The requirements and considerations include:

•	Charging stations must provide DC fast chargers capable of simultaneously charging four EVs.
•	The stations must be open and accessible 24 hours a day, 7 days a week, all year round.
•	The stations must be located along a designated alternative fuel corridor.
•	States must prioritize charging locations along the Interstate Highway System.
•	Stations should be spaced a maximum of 50 miles apart and be located within 1 mile of the highway.
•	States should target rural, underserved, and disadvantaged communities for EV charging infrastructure.

In September 2022, the Department of Transportation announced the release of $5 billion in funding to build EV chargers across 35 states along 53,000 miles of highway over the next five years.

The private sector is also stepping up.

A quarter of GM's dealer network will install 40,000 US-built EV chargers in an effort to drive community adoption.  GM said dealers will pick nearby sites such as entertainment venues, schools and other popular destinations to host the co-branded stations.

Ford is requiring dealers who want to sell the automaker’s electric vehicles to invest $500,000 to  $1.2 million in upgrades like offering at least one fast-charging DC port, with two plugs -- both open to the public by 2024. Jeep parent company Stellantis will also begin requiring its dealerships to offer EV charging by the beginning of 2024.  Assuming every GM, Ford and Jeep dealer installs EV chargers that will total approximately 45,500 charging stations.

The addition of over half a million public chargers could still be insufficient. In a scenario in which 50% of 150-kW chargers, the cost of an upgrade (not including the charging equipment) could be more than $150,000. all vehicles sold are zero-emission by 2030, McKinsey & Company calculates that the US would require 1.2 million public EV chargers and 28 million private EV chargers.  All told, the country would need almost 20 times more chargers than it has now.

Furthermore, as the number of EVs on the road increases, McKinsey estimates that annual demand for electricity to charge them would surge from 11 billion now to 230 billion kilowatt-hours in 2030 or approximately 5 percent of current total electricity demand in the United States.

A particular concern is that grid constraints will occur locally, in neighborhoods and business districts (and near fleet depots) where EV charging will be concentrated. Upgrading grids and/or the charging sites will be costly: for a single public direct-current fast-charging (DCFC) station consisting of four DC 150-kW chargers  (https://tinyurl.com/5n8kh2hn).

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

The eMGen’s EV charging option helps quickly address those adoption concerns in a very cost-effective way. Mobile charging vehicles don’t require permits or build out of infrastructure.

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

Modular integrated systems offer varying combinations of air compressors, welders, hydraulics and generators. Vanair Manufacturing, Inc’s Underdeck uses a PTO to power various combinations and output from 6.6 to 25 kilowatts. The company also offers an hydraulic driven generator that outputs up to 15 kilowatts of electric power.

HIPPO Multipower packages hydraulic, air, electric and welding into a single unit. Outputs range from 5.2 to 9 kW. The Enpak from Miller Electric Manufacturing Company offers the same package powered by a separate diesel engine that exports 7 kW of power.

Many electric vehicles (“EV”) and plug-in hybrid electric vehicles (“PHEV”) can use excess battery capacity to provide exportable power with no idling. Ford’s 2022 hybrid F-150 pickup truck exports 2.4 to 9.6 kilowatts of power. Odyne Systems, LLC, manufactures hybrid systems for medium and heavy-duty work trucks over 14,000 pounds. The systems export 6 to 18 kW of AC power.

Another way EV and PHEV can power onboard equipment is through an ePTO or electric power take-off which is essentially a battery-powered version of a PTO. Terex’s Corporation’s hybrid-electric system uses an SmartPTO to export up to 12 (Volts) 3.8 kW of power. Cummins, Inc.  Powerdrives (hybrid and electric powertrains) offer an exportable power option that provides up to 200 kW of grid-synchronized power.

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

The Company expects to deliver even more power in the future. That is because the system is retrofittable. It can be uninstalled and reinstalled on a larger truck that generates more torque.

Real Power uses a PTO driven generator to output 70 kW of power for Level 3 DC fast charging. Lightning Mobile puts a rechargeable package into a trailer to deliver DC fast charging at up to 80 kW and, optionally, Level 2 AC charging at up to 19.2 kW. In China, vans operated by Nio store about 200 kilowatt hours (kWh) for vehicle charging. The Blink Mobile Emergency Charger outputs up to 9.6 kW which equates to about 1 mile of charge per minute.

It can also supply on-demand mobile EV charging, Energy as a Service (EAAS) having provided mobile and portable EC energy for rapid mobile electric vehicle charging.

NIO’s Power Mobile t offers a 40-60kW mobile charging service. The vans operated by the company  store about 200 kWh for vehicle charging and carry both AC and DC connections.

In China, NIO’s mobile charging services are also provided by the Beijing Automotive Group’s all-EV brand Beijing Electric Vehicle. According to two China-based websites, Chinese car-maker BYD had also launched its own mobile charging service which is similar to NIO's power replenishment car.

The Mobi EV Charger is essentially batteries on wheels with a joystick drive system. The Level 2 fast charger is equipped with an 80-kWh battery.

Evesco, a part of Power Sonic Corp, mobile DC power chargers EVMO S Series output 30 to 60 kW. The caster-mounted can be rolled to any DC-compatible electric vehicle on the market via CHAdeMO (preferred system of most Japanese manufacturers),  Combined Charging System (preferred system of most American and European car manufacturers) or GB/T (a national standard used in China).

Heliox Energy provides a mobile 40 kW wheeled charger that plugs into any standard European AC wall-socket

SparkCharge’s transportable fast-charging system incorporates a battery module that provides up to 20 kW of power. The SparkCharge service vehicle comes to the customer’s location with a portable charge system which is essentially several batteries stacked together into a unit, that can provide DC (direct current) fast charging on the spot.

Currently uses SparkCharge’s Roadie portable charging systems. Each charge delivers up to 100 miles. Currently will only charge your vehicle up to 80%.  The built-in 56kWh battery pack provides 60kW DC power for EV charging. Service available in Los Angeles, San Francisco, San Jose and Dallas

SETEC Power, a Chinese company, offers a modular emergency mobile EV charging system that can be mounted inside a utility van. The built-in 56kWh battery pack provides 60 kW  of DC power.

Companies that offer containerized systems for vehicle or trailer mounted charging installed in any vehicle or trailer that meets size and weight specifications

Lightning Mobile is charged from a standard Level 2 AC charger at up to 18kW and can deliver DC Fast Charging at up to 80kW and Level 2 AC charging at up to 19.2kW. Mobile Disaster Relief And Rescue Easily tow Lightning Mobile to where fast vehicle charging is needed, including,

The e-Boost GOAT  from Pioneer Power Mobility offers 50-90 kW Level 3 DC fast charging from propane-fueled generators. The company also offers skid, pod and trailer-mounted propane charging units that provide 50-350 kW.

ZAPME from UK-based ZPN Energy offers battery-based EV charging systems in containerized, trailer-mounted, vehicle-mounted or hand movable units. Outputs range from 10 to 300 KWh. A 50 KWh vehicle-mounted unit deliver charge rates up to 150 kW.

Another variation on mobile charging relies on a self-contained unit that is dropped into place. EV Safe Charge offers a temporary Level 2 and DC fast charging systems delivered to locations on demand. Depending upon on-site capabilities, chargers are powered either through existing power at the location, solar panels, or self-contained generating systems. Ziggy is a robotic mobile EV charging platform that serves all parking spaces, not just a few. Ziggy then motors over to hold a reserved parking space where owners plug in and charge at up to a 19.2-kWh pace, roughly the peak of current Level 2 onboard capabilities. (The company plans to develop DC fast-charging capability at roughly 50 kilowatts, well below the 150-to-350-kWh peaks of the most powerful ultrafast chargers, but still a useful jolt).

The EV ARC from Beam Global uses a solar array to export up to 5.7 kW of power. It provides Level 2 charging to as many as 6 EVs at a time.

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

For the thermal technology applications in large electric motors, a single supplier will provide the heat pipes and mechanical structure, which combine to make the heat exchangers. We will coordinate with them to combine our thermal technology with their designs in the creation of heat exchangers.

For dry pit submersibles (a type of submersible pump which can also operate in a dry environment), we intend to purchase the wound stator and the rotor-shaft from one of the largest electric motor manufacturers in the world. We intend to purchase the fully-machined castings from an American company and rely on assembly and testing by another corporation based in the USA.

As of April 5, 2023, we have not signed formal agreements with any suppliers.

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

As of December 31, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems. In addition, we have applied for and received trademarks for an acronym for one of our technologies: “TEHPC” and “eMGen” which will function as the brand name for CoolTech’s Mobile Power Generation System.

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

While we do not create and market our products around government subsidies and tax incentives, a class 3 to 5 eMGen truck equipped with a charger can provide a Level II charge to one or more electric vehicles. Our 200 kVA truck will provide Level III DC fast charging and a medium duty class 6 truck (Ford F-650) can power what is informally known as a mega-charger for vehicles like the Porsche Taycan or Tesla - all from the truck bed. Assuming the eMGen truck qualifies as a charging station, almost every state and a number of municipalities and utilities offer grants, rebates, tax credits, or other incentives for electric vehicle charging stations.

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

Employees

As of April 9, 2023, we had two full time employees and four part-time contractors. We hope to hire additional employees, on an as-needed basis, subject to sufficient funding, as products and services are developed.

Research and Development

During the years 2022 and 2021, we incurred research and development costs of $19,854 and $19,853, respectively. All costs were borne by the Company.

Item 1A: Risk Factors

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our independent auditors have expressed their concern as to our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2022, and 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2022, we have incurred net losses of $61,120,707 since inception and have not yet commenced full operations, raising substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we had $142 in cash on hand. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. We are pursuing various financing alternatives to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. The Company believes that if it does not obtain adequate working capital by the end of the second  quarter 2023, it may need to cease or curtail operations.

We have approximately $1,362,050 in principal amount of promissory notes and another $1,078,500 in promissory notes currently in default.

We have approximately $1,362,050 in principal amount of promissory notes and another $1,078,500 in promissory notes currently in default. We do not have enough cash on hand to pay our obligations when due and may default on the rest of the notes. As a result, if we default on the notes the lender will be able to seek to enforce the obligations on the notes which will hurt our business operations and may cause us to curtail or cease operations.

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

We have only recently commercialized our mobile power generation system. Funds from the bridge financing financed a pilot run by Craftsmen Industries, which is our manufacturing partner. We also have reason to believe from current negotiations that funds will be available for the transition from pilot run to full production of the mobile generation system. If we are unable to obtain additional funding in a timely manner it will have a negative impact. Any additional equity financing may involve substantial dilution to our then existing stockholders. The inability to raise the additional capital will restrict our ability to develop and conduct business operations

We have a history of operating losses and can provide no assurance of our future operating results.

From incorporation in 2002 to December 31, 2022, we have incurred net losses of $61,120,707. The losses may continue into the foreseeable future. There can be no assurance we will ever operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

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

If we are unable to maintain a sufficiently low level of costs for designing, marketing, selling and distributing our conversion system and thermal technologies relative to their selling prices, our operating results, gross margins, business and prospects could be adversely impacted. We have made, and will be required to continue to make, significant investments for the design and sales of our system and technologies. There can be no assurances that our costs of producing and delivering our system and technologies will be less than the revenue, if any, we may generate from sales and/or licensing. We may be required to incur substantial marketing costs and expenses to promote our systems and technologies, even though our marketing expenses to date have been relatively limited. Many of the factors that impact our operating costs are beyond our control. For example, the costs of our components could increase due to disruptions to the supply chain or shortages if global demand for such components increases.

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

Real GDP growth, inflation, employment levels, oil prices, interest rates, tax rates, availability of customer financing, foreign currency exchange rate fluctuations, and other macroeconomic trends can adversely affect demand for the products that we offer. Geopolitical issues around the world (such as the war in Ukraine) and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results.

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

Our future success depends in large part upon the leadership and performance of our management and consultants. The Company’s operations and business strategy are dependent upon the knowledge and business contacts of our executive officers and our consultants. We have employment agreements with our Chief Executive Officer and our Vice President and interim Chief Financial Officer. Although, we hope to retain the services of all of our officers, if an officer should choose to leave us for any reason before we have hired additional personnel, our operations may suffer. If we should lose their services before we are able to engage and retain qualified employees and consultants to execute our business plan, we may not be able to continue to develop our business as quickly or efficiently.

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

If any of our mobile power generation systems or other products are or are alleged to be defective, we may be required to participate in a recall involving such installations, retrofits, or products. A recall claim brought against us, or a product liability claim brought against us in excess of our insurance, may have a material adverse effect on our business.

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

We have signed joint venture and/or sales representation agreements with companies in Turkey and Australia. It is likely that there will be further sales, licensing and distribution of products and technologies outside the United States, and that we will derive revenues from these sources. Consequently, our revenues and results of operations will be vulnerable to currency fluctuations. We will report our revenues and results of operations in United States dollars, but a significant portion of our revenues may be earned outside of the United States. We cannot accurately predict the impact of future exchange rate fluctuations on revenues and operating margins. Such fluctuations could have an adverse effect on our business, results of operations and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that fiscal year. Management determined that as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal controls are not effective for the following reasons, (1) we have limited entity-level controls because of the limited time and abilities of the three officers, (2) we have not implemented adequate system and manual controls, and (3) there is no separate audit committee.

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

As of December 31, 2022, there are three shares of Series A preferred stock (“Series A Stock”) issued and outstanding (each such share of Series A Stock has the voting right of 50,000 shares of common stock) convertible into an aggregate of 150,000 shares of common stock and 2,727,270 shares of Series B preferred stock (“Series B Stock”) issued and outstanding. For so long as the Series B Stock is issued and outstanding, the holders of Series B Stock shall vote together as a single class with the holders of the common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Series B Stock being entitled to 66 2/3% of the total votes on all such matters. There are also warrants to purchase an aggregate of 41,850,000 shares of common stock and options to purchase an aggregate of 4,000,000 shares of common stock outstanding. The issuance of shares upon conversion of preferred stock and exercise of warrants and options will result in substantial dilution to the interests of other stockholders.

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

Our Articles of Incorporation allow for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

Our executive officers and directors control approximately 3.4% of our outstanding common stock. In addition, a former director owns Series B preferred shares with two other stockholders. Together, they control 66 and 2/3 of the voting rights of the Company. The officers, directors and Series B stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control which might be in other stockholders’ best interest, but which might negatively affect the market price of our common stock.

We are in breach of our agreements with certain investors for failure to timely file a registration statement with the SEC registering shares offered and sold to such investors.

In connection with the offer and sale of shares and warrants to purchase shares of common stock, the Company agreed to file a registration statement with the SEC including these shares once the Company sold an aggregate of one million shares. The Company sold 1 million shares in July 2013. In addition, our placement agents also have “piggyback” registration rights for shares underlying warrants issued to them. If an investor or placement agent decides to bring an action against the Company before this registration statement is deemed effective, we may be faced with litigation and other costs and damages if unsuccessful in any such action.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 1,000,000,000 shares of common stock, par value $0.001 per share, of which as of April 10, 2023, 705,393,993 shares are issued, and outstanding excluding 1,000,000 shares held in escrow. On February 13, 2020, stockholders holding shares that entitled them to exercise at least a majority of the voting power, voted in favor of increasing the number of authorized shares of common stock, from 500,000,000 shares to 1,000,000,000 shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and may have an adverse effect on any trading market of our common stock.

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

PGC Investments, LLC Settlement

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) was in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation was a commercial landlord-tenant action wherein the Plaintiffs sought damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant.  The plaintiffs also named Cool Technologies as a defendant in the amended and second amended complaint. Cool Technologies moved to dismiss the second amended complaint for lack of personal jurisdiction and failure to state a cause of action. In July, the parties entered into a settlement agreement.

PGC Investments, LLC  also initiated an AAA arbitration proceeding against Cool Technologies seeking damages in the amount of $360,500 for breach of contract and breach of the implied covenant of good faith and fair dealing. The parties entered into a settlement agreement in conjunction with the Pinellas County litigation.

As per the settlement agreement, Cool Technologies must pay Dennis Campbell and PGC Investments $25,000 within 5 business days of the effective date (July 7, 2022), another $25,000 on or before September 30, 2022, and 50,000 unregistered shares of the Company’s common stock on or before September 30, 2022.

Within two days of the issuance of the shares, the receipt of the final payment made and confirmation of clear funds, PGC was required to file a Notice of Voluntary Dismissal with Prejudice of the Litigation and a Notice of Voluntary Dismissal with Prejudice of the Arbitration.

Cool Technologies paid the initial $25,000 on July 13, 2022 and the second $25,000 on September 28, 2022. 50,000 restricted shares were issued to Dennis Campbell on September 28, 2022.

On October 21, 2022, PGC Investments, LLC and Dennis Campbell filed a Notice of Voluntary Dismissal with Prejudice in the Circuit Court of the Sixth Judicial Circuit for Pinellas County. On the same date, PGC Investments also filed a Notice of Voluntary Dismissal with Prejudice with the American Arbitration Association.

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

Quarter Ended	High	Low

March 31, 2022	$0.038	$0.017
June 30, 2022	$0.033	$0.011
September 30, 2022	$0.022	$0.009
December 31, 2022	$0.014	$0.008
March 31, 2021	$0.097	$0.012
June 30, 2021	$0.097	$0.040
September 30, 2021	$0.079	$0.040
December 31, 2021	$0.049	$0.015

The last reported sales price of our common stock on the OTCQB on April 10, 2023, was $0.0046.

As of April 10, 2023, there were 211 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	--		--	--

Equity compensation plans not approved by security holders	8,050,000	(1)	$0.98	--

______________

(1)

Represents (i) options to purchase 1,000,000 shares of common stock at $2.00 per share to Timothy Hassett; (ii) options to purchase 2,000,000 shares of common stock at $2.00 per share to Judson Bibb; and (iii) warrants to purchase 5,050,000 shares of common stock as set forth in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. of this Annual Report on Form 10-K.

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

On March 7, 2022, the Company issued 790,361 shares of common stock to Power Up Lending Group, Ltd. upon final conversion of $8,000 in principal and $5,120 in interest on principal of $135,000.

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

On May 31, 2022, the Company issued 1,652,893 shares of common stock to 1800 Diagonal Lending, LLC upon conversion of $20,000 on principal of $66,750.

On June 6, 2022, the Company issued 2,252,252 shares of common stock to 1800 Diagonal Lending, LLC upon conversion of $25,000 on principal of $66,750.

On June 15, 2022, the Company issued 2,333,654 shares of common stock to 1800 Diagonal Lending, LLC upon final conversion of $21,750 on principal of $66,750.

On August 8, 2022, the Company issued 2,752,294 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $30,000 on principal of $56,000.

On August 11, 2022, the Company issued 2,323,967 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $26,000 in principal and $2,120 in interest on principal of $56,000.

On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410 on principal of $825,000.

On September  8, 2022, the Company issued 2,100,840 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $25,000 on principal of $61,500.

On September 12, 2022, the Company issued 3,273,950 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $36,500 in principal and $2,460 in interest on principal $61,500.

On September 27, 2022, the Company issued 2,325,581 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $61,500.

On September 28, 2022, the Company issued 2,625,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $21,000 on principal of $61,500.

On September 30, 2022, the Company issued 3,214,085 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $20,500 in principal and $2,320 in interest on principal of $61,500.

On October 27, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640 on principal of $825,000.

On October 31, 2022, the Company issued 2,247,191 shares of common stock to 1800 Diagonal Lending, LLC upon conversion of $20,000 on principal of $61,500.

On November 4, 2022, the Company issued 2,777,778 shares of common stock to 1800 Diagonal Lending, LLC upon conversion of $20,000 on principal of $61,500.

On November 7, 2022, the Company issued 3,308,333 shares of common stock to 1800 Diagonal Lending, LLC upon final conversion of $21,500 and interest of $2,320 on principal of $61,500.

On November 21, 2022, the Company issued 4,787,324 shares of common stock to LGH Investments, LLC upon final conversion of $33,000 in principal and $990 in interest on principal of $33,000.

On November 25, 2022, the Company issued 3,521,127 shares of common stock to 1800 Diagonal Lending, LLC upon final conversion of $25,000 on principal of $35,000.

On November 30, 2022, the Company issued 1,594,366 shares of common stock to 1800 Diagonal Lending, LLC upon final conversion of $10,000 in principal and $1,320 in interest on principal of $35,000.

On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments upon conversion of $68,373 on principal of $825,000.

On December 28, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments upon conversion of $71,355 on principal of $825,000.

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

As of December 31, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

We have not generated any revenues to date. Consequently, there can be no assurances that the Company will be able to generate new orders, fulfill the existing ones, nor address all the requirements of all the interested parties.

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

Subsequently, Craftsmen invited the Company to demonstrate its mobile generation technology and the potential benefits for Craftsmen products at Craftsmen’s 35th Anniversary Party on April 27, 2017. Over one hundred current and prospective Craftsmen customers were in the audience for the demonstrations.

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

The itinerary for the showcase event included a tour of the St. Louis manufacturing facility and inspection of the first production-run eMGen vehicle in operation as it powered a variety of equipment.

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

With reservoirs drying and groundwater levels declining, water is at a premium. In many locations, sewage water is reused for irrigation. Water treatment is scarce and pollution regulations are rarely enforced.

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

Through the efforts of its representatives in the country, the Company has been in contact with and in some cases made presentations to the national water commission (CONAQUA) as well as cabinet secretaries, senators, representatives and deputies at the federal level; to governors, legislators, commissioners and municipal presidents at the state level and mayors and county and local politicians in cities and towns beset by energy and water problems. Private entities such as distilleries, fruit growers, cattle rancher’s associations and mining companies have also requested information.

Conversations are ongoing and interested politicians are helping to promote, coordinate and refine the Company’s approach to secure funding for pilot programs, full-blown projects and purchases of eMGen systems and vehicles.

Mexican Government

On May 13, 2019, government officials and fruit growers were at Craftsmen Industries in St. Louis for a review of a first-run eMGen 80 production vehicle and water purification/desalination options.

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

The truck-mounted units cleanse contaminated, polluted wastewater or remove saline from saltwater. Submerge the input pipe into any water source. Chemicals, particulates, salts, heavy metals, bacteria, viruses and other impurities are removed. Six levels of water purification output a range of water qualities from clean potable water for drinking and cooking to to-potable water for agricultural or other commercial and emergency usage.

The eMGen systems as well as the purification and desalinization units feature fully automated controls and monitoring. A Panasonic Toughpad tablet provides a rugged touchscreen interface for operation from the truck cab or anywhere within a 300-foot radius. When outfitted with the optional telematics package, the systems can be remotely controlled and monitored from distant locations.

The next generation of eMGens will include a solar-powered generator system with a built-in water purification unit that makes seawater desalination sustainable. The system pumps and purifies up to 4,500 gallons of potable water per day. It can be set up and operated anywhere a four-wheel drive vehicle can go. Once the batteries are drained, the systems shift to fuel power for 24-hour operation. The solar panels collapse and fold, so the entire system fits easily in the bed of a work truck.

Rugged, reliable and versatile, the eMGen trucks are designed to operate in extreme environments. A variety of capabilities handle a variety of needs including:

•	agriculture,
•	municipalities,
•	mining,
•	emergency response,
•	and disaster relief.

The applications for hurricanes, floods, earthquakes and other natural disasters are obvious, others less so.

Here are a few common yet relatively unknown problems the system and units address:

•	In poorly served or third-world countries, irregular power service prevents farmers from irrigating on a regular schedule which reduces the size of the harvest.

•	In areas where water tables are dropping, powerful pumps are required to pull water up from deep underground. A mobile pump is far more cost-effective than permanent ones positioned out in the fields.

•	Use of polluted irrigation water stunts crops and restricts sales which limits farmers’ incomes.

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

New Strategic Alliance:

On December 16, 2019, the Company signed a cross-marketing and licensing agreement with VerdeWatts, LLC., an energy generation and storage company encompassing everything from mobile solar power generation systems to large-scale biogas turbine installations. Pursuant to the agreement VerdeWatts and the Company each granted the other a royalty-free non-exclusive license to certain patents which license is subject to certain future negotiation.

Like CoolTech’s mobile power generation systems (“eMGen”), VerdeWatts’ products are scalable and offer the ability to bring power nearly anywhere it is needed. Their proprietary Smart Solar Power Generation Units and energy storage systems combine to deliver sustainable power long after the sun has set.

The agreement with VerdeWatts also included a cross-marketing and royalty-free non-exclusive licensing agreement with FirmGreen, Inc., a water treatment facilities developer that works closely with VerdeWatts to create a suite of synergistic products that address significant needs in the global marketplace. FirmGreen specializes in water purification and desalination technologies. Their mobile, solar and container applications feature 6 levels of water purification for unrivaled drinkability. Pursuant to the agreement FirmGreen and the Company each granted the other a royalty-free non-exclusive license to certain patents which license is subject to certain future negotiations.

CoolTech’s eMGen platform makes the companies’ product offerings complete with mobile power generation. It provides the capability to power everything from irrigation for farms and water purification for rural areas to electric vehicle charging and fast charging in the urban ones.

Consider the solar-powered generator system with a built-in water purification unit that makes seawater desalination sustainable. The system pumps and purifies up to 3,000 gallons per day and interfaces with CoolTech’s eMGen system for 24-hour operation. The solar panels collapse and fold together, so the entire system fits easily in the bed of a work truck. It can be set up and operate anywhere a four-wheel drive vehicle can reach. All of these systems are patent-protected and cross-licensed to each of the three companies.

FirmGreen and VerdeWatts have a global presence with projects on three continents. The largest encompasses the installation of 14 natural gas generators to produce over 60 megawatts (MW) of power. The generators will be integrated with 50-megawatt hours of battery storage and another 6 MW of solar to ensure a consistent flow of power. VerdeWatts intend to replace most of the legacy on-site generators with CoolTech’s eMGen systems, however, the Company has not received any orders and there cannot be any assurance that any orders will be placed.

Together the companies can create an energy or utility ecosystem that can enable less developed countries to leapfrog non-existent, inadequate or failing infrastructure to deliver reliable power and water quickly, sustainably and cost-effectively to their citizens, agriculture and other businesses. The scale and impact can reach from individual farms and villages to cities and regions.

In fact, by combining their respective technologies: energy generation, energy storage and load management controls into a single suite of products, the companies create what is called a “microgrid”. Varying combinations of energy sources such as solar, wind, biogas and eMGen systems both backup and supplement one another to provide consistent, uninterrupted primary power even during severe weather or other emergencies.

The synergies between the companies extend beyond water purification and power generation. VerdeWatts’ wind and gas turbines and generators which produce electric power can all be improved by CoolTech’s thermal reduction technologies.

Request for Collaboration Sent to US Government Officials

On December 11, 2019, letters signed by thirteen government officials and Congressmen in Mexico were mailed to their counterparts in the US, specifically Governor Gavin Newsom, Secretary Rick Perry, Secretary Wilbur Ross, Senator Mitch McConnell and Speaker of the House Nancy Pelosi.

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

Team members of H&K Ventures include executives with more than twenty-five years experience with Panasonic, Ford Motor Company, Electronic Data Systems and the US Air Force in the fields of advanced technologies and an African diplomat with a thirty-year background working with and for diplomatic missions, non-governmental organizations and international disasters and aid management services.

The former has joined the Company’s advisory board while the diplomat introduced CoolTech products at a recent African technical summit attended by representatives from 54 countries.

Order and Delivery of Water Units and Charger

Over the past six months, the Company has ordered two reverse osmosis water purification units and an electric vehicle charger.

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

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our consolidated financial statements for the years ended December 31, 2022, and 2021 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. As of December 31, 2022, we have not commenced full operations, raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue, achieve profitable operations and repay our obligations when they come due. As of December 31, 2022, we have $142 in cash and we owe $1,231,272 for convertible notes, $1,362,050 for promissory notes and currently have another $1,078,500 in promissory notes in default. We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, appearing elsewhere in this report.

	Year ended on December 31,
	2022	2021	Change	%
Revenues	$--	$--	N/A	N/A
Cost of Revenues	--	--	N/A	N/A
Gross Profit	--	--	N/A	N/A

Operating expenses
Payroll and related expenses	351,641	345,573	6,068	1.8%
Consulting	470,645	467,241	3,404	0.7%
Professional fees	204,430	254,793	(50,363)	(19.8)%
Research and development	19,854	19,853	1	0.0%
General and administrative	149,194	87,064	62,130	71.4%
Total operating expenses	1,195,764	1,174,524	21,240	1.8%

Interest expense, net	(726,028)	(1,675,726)	949,698	(56.7)%
Change in fair value of the derivative liability	(90,770)	(648,506)	557,736	(86.0)%
Gain on settlement of debt	168,771	52,963	115,808	218.7%

Net loss	(1,843,791)	(3,445,793)	1,602,002	(46.5)%

Less: Non-controlling interest	168	(745)	913	(122.6)%

Net loss to shareholders	$(1,843,623)	$(3,445,048)	$1,601,425	(46.5)%

Revenues

During the years ended December 31, 2022, and 2021, and since inception, we have not generated any revenues. We generated our first Mobile Generation order during the quarter that ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of our Company. The order is in the production queue.

Operating Expenses

Operating expenses increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, due to increases in consulting costs, payroll and related expenses as well as general and administrative.

During the year ended December 31, 2022, payroll and related expenses increased by $6,068 due to an increase in accrued payroll taxes.

Consulting expenses increased from $467,241 in 2021 to $470,645 in 2022 which was in line with the increase in macroeconomic conditions.

Professional fees decreased from $254,793 in 2021 to $204,430 in 2022. The decrease reflects elimination of legal fees after the settlement of the Company’s eviction complaint and arbitration proceeding in October.

Research and development expenses essentially remained the same in 2021 and 2022 as the Company maintained its focus on the commercialization of the eMGen System.

General and administrative expenses increased from $87,064 in 2021 to $149,194 in 2022 due to an inventory adjustment and the attendant adjustment in miscellaneous office expense, transfer agents fees associated with the substantial amount of debt converted (noted below), the purchases of new computer equipment and the completion of the first full year of health insurance provided by the company.

Other Income and Expense

Interest expense during the years ended December 31, 2022 and 2021 related primarily to our debt. The change in fair value of derivative liability reflects the change in fair value of the conversion features embedded in the convertible debt agreements entered into in July, August, September, October and December 2022.

Interest expense decreased during the year ended December 31 from $1,675,726 in 2021 to $726,028 in 2022 due to the substantial amount of debt converted in 2022.

Net Loss and Noncontrolling Interest

Since we have incurred losses since inception, we have not recorded any income tax expense or benefit. Accordingly, our net loss is driven by our operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On December 31, 2022, we had cash and cash equivalents of $142.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,792,632 and $7,370,524 on December 31, 2022, and 2021, respectively. The increase in negative working capital was due to increases in accounts payable, accrued interest payable, and accrued payroll. To that end, we owe approximately $1,232,872 for convertible notes that mature in the next nine months and we owe another $1,362,050 in notes payable and currently have another $1,078,500 in promissory notes in default. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the second quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On November 30, 2022, the investor signed an amendment to the agreement extending the maturity date until May 1, 2023. As of December 31, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On November 30, 2022, the investor signed an amendment to the agreement extending the maturity date until May 1, 2023. As of December 31, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On October 27, 2022,  the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640. On November 30, 2022, the investor signed an amendment to the agreement extending the maturity date until May 1, 2023. On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $68,373. On December 28, 2022,  the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $71,355. As of December 31, 2022, the remaining balance totaled $570,222.

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

36

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $33,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On November 22, 2022, the Company issued 4,787,324 shares of common stock to LGH Investments LLC upon final conversion of $33,000 in principal and $990 in accrued interest. The note was then retired.

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

April Convertible Note -- On April 25, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on April 25, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. . On October 31, 2022, the Company issued 2,247,191 shares of common stock to Sixth Street Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $41,500. On November  4, 2022, the Company issued 2,777,778 shares of common stock to Sixth Street Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $20,500. On November 7,  2022, the Company issued 3,308,333 shares of common stock to Sixth Street Lending LLC upon final conversion of $21,500 in principal and $2,320 in accrued interest. The note was then retired.

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 23, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On November 25, 2022, the Company issued 3,521,127 shares of common stock to Sixth Street Lending LLC upon conversion of $25,000, leaving a principal balance remaining of $10,000. On November 30, 2022, the Company issued 1,594,366 shares of common stock to Sixth Street Lending LLC upon final conversion of $10,000 in principal and $1,320 in accrued interest. The note was then retired.

July Convertible Note -- On July 22, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $3,200 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,200 will be due on July 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $56,200.

August Convertible Note -- On August 18, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on August 18, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $45,600.

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $66,750.

October Convertible Note -- On October 24, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on October 24, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $45,600.

October Convertible Note -- On October 31, 2022, the Company signed a promissory note agreement with an accredited investor. It received $20,000 after an original issue discount of $2,000. The total amount of $22,000 will be due on July 31, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and  a daily pen penalty of $100 will accrue until the default is remedied. As of December 31, 2022, the remaining balance totaled $22,000.

December Convertible Note -- On December 8, 2022, the Company signed a promissory note agreement with an accredited investor. It received $45,000 after an original issue discount of $2,900 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $50,900 will be due on December 8, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $50,900.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(620,594)	$(1,646,746)
Net cash used in investing activities	(34,015)	(27,896)
Net cash provided by financing activities	582,360	1,747,000

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

37

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

38

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

Contingent liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both conditions do not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities based on the best information we have available at the time. If we have a range of outcomes, we accrue the low end of the range.

Share-based Payments

All our share-based awards are classified as equity, as they may only be settled in shares of our common stock.

We recognize expense for fully-vested warrants at the time they are granted. For awards with service or performance conditions, we generally recognize expense when the service is complete; however, there may be circumstances in which we determine that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so we determine the fair value of common stock grants based on the price of the common stock on the measurement date, and the fair value of common stock warrants using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

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

39

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cool Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cool Technologies, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2019.

Tampa, Florida
April 17, 2023

Cool Technologies, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$142	$72,391
Inventory	385,352	421,003
Prepaid expenses	344,250	344,250
Total current assets	729,744	837,644
Intangibles	295,874	261,838
Equipment, net	17,504	37,358
Total assets	$1,043,122	$1,136,840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,673,773	$1,347,551
Accrued Interest Payable	1,440,440	1,105,490
Accrued liabilities – related party	902,095	908,875
Customer deposits – related party	400,000	400,000
Accrued payroll	304,487	257,698
Debt, current portion, net	3,644,627	4,012,639
Derivative liability	156,954	175,915
Total current liabilities	8,522,376	8,208,168

Debt, long-term portion	9,075	30,693
Total liabilities	8,531,451	8,238,861

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 shares issued and outstanding.	-	-

Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized: 2,727,270 issued and outstanding.	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 683,450,744 and 587,887,192 shares issued and outstanding on December 31, 2022, and 2021, respectively.	683,451	587,887
Additional paid-in capital	52,935,453	51,573,534
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(61,120,707)	(59,276,748)
Non-controlling interest	(56,364)	(56,532)
Total stockholders’ deficit	(7,488,329)	(7,102,021)

Total liabilities and stockholders’ deficit	$1,043,122	$1,136,840

See accompanying notes to consolidated financial statements.

Cool Technologies, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2022	2021

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Payroll and related expenses	351,641	345,573
Consulting	470,645	467,241
Professional fees	204,430	254,793
Research and development	19,854	19,853
General and administrative	149,194	87,064
Total operating expenses	1,195,764	1,174,524

Operating loss	(1,195,764)	(1,174,524)

Other income and (expense)
Interest expense, net	(726,028)	(1,675,726)
Change in fair value of derivative liability	(90,770)	(648,506)
Gain on settlement of debt	168,771	52,963

Net loss	(1,843,791)	(3,445,793)
Net loss attributable to non-controlling interest	168	(745)

Net loss attributable to Cool Technologies, Inc.	$(1,843,623)	$(3,445,048)

Net loss per common share:
Basic and diluted	$(0.003)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	618,532,900	569,551,009

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2022, and 2021

					Additional	Common	Common Stock		Non-
	Preferred Stock		Common Stock		Paid-in	Stock	Held in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
Balance at December 31, 2020	2,727,273	$2,727	508,674,682	$508,675	$48,520,062	$58,670	$8,441	$(55,830,210)	$(57,277)	$(6,788,912)
Sale of common shares	−	−	2,500,000	2,500	22,500	−	−	−	−	25,000
Stock issued with debt	−	−	10,000,000	10,000	487,000	−	−	−	−	497,000
Stock issued for services	−	−	45,471	45	1,905	−	−	−	−	1,950
Warrants issued with debt	−	−	−	−	70,133	−	−	−	−	70,133
Debt converted	−	−	64,471,917	64,472	2,469,373	−	−	−	−	2,533,845
Warrants exercised	−	−	2,195,122	2,195	(2,195)	−	−	−	−	−
Warrants issued for services	−	−	−	−	4,756	−	−	−	−	4,756
Net loss	−	−	−	−	−	−	−	(3,445,793)	−	(3,445,793)
Noncontrolling interest	−	−	−	−	−	−	−	(745)	745	−
Balance at December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)
Stock issued with debt	−	−	1,550,000	1,550	24,355	−	−	−	−	25,905
Debt converted	−	−	94,013,552	94,014	1,337,564	−	−	−	−	1,431,578
Net Loss	−	−	−	−	−	−	−	(1,843,791)	−	(1,843,791)
Noncontrolling interest	−	−	−	−	−	−	−	(168)	168	−
Balance at December 31, 2022	2,727,273	$2,727	683,450,744	$683,451	$52,935,453	$58,670	$8,441	$(61,120,707)	$(56,364)	$(7,488,329)

See accompanying notes to consolidated financial statements

Cool Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
Operating Activities:
Net loss	$(1,843,791)	$(3,445,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	1,950
Warrants issued for services	-	4,756
(Gain) Loss on extinguishment of debt	-	-
Non-cash interest expense	-	534,766
Change in fair value of derivative liability	90,770	648,506
Amortization of debt discount	495,478	786,210
Gain on settlement	(168,771)	-
Forgiveness of PPP loan	-	(52,963)
Depreciation expense	19,854	19,853
Changes in operating assets and liabilities:
Inventory	35,651	(75,737)
Prepaid expenses	-	(184,923)
Accounts payable	493,827	(125,962)
Accrued Interest Payable	216,379	325,995
Accrued liabilities – related party	(6,780)	(234,360)
Accrued payroll	46,789	150,956
Net cash used in operating activities	(620,594)	(1,646,746)

Investing Activities:
Expenditure for Intangible assets	(34,015)	(27,896)
Net cash used in investing activities	(34,015)	(27,896)

Financing Activities:
Proceeds from sale of common stock	-	25,000
Proceeds from debt	652,550	1,722,000
Payments on debt	(70,190)	-
Net cash provided by financing activities	582,360	1,747,000

Net change in cash	(72,249)	72,358

Cash, beginning of period	72,391	33

Cash, end of period	$142	$72,391

Cash paid for:
Interest	$39,811	$13,550
Income taxes	-	-

Non-cash transactions:
Derivative liability due to issuance of debt	$356,449	$646,352
Debt and interest settled for common stock	942,028	2,533,845
Stock and warrants issued with debt	25,050	567,133

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

As of December 31, 2022, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $61,120,707 since inception. As of December 31, 2022, we owe $1,232,872 for convertible notes, $1,362,050 for promissory notes and currently have another $1,078,500 in promissory notes in default. The cash available totals $142. CoolTech has not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those CoolTech uses in its internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, it recognizes an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. Cool Technologies may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumption’s management believes hypothetical marketplace participants would use. The Company has not recorded any impairment expense on its long-lived assets as of December 31, 2022.

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

Income taxes

Cool Technologies recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of the Company’s assets and liabilities. The Company monitors its deferred tax assets and evaluates the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that it believes does not meet the more-likely-than-not recognition criteria. CoolTech also evaluates whether it has any uncertain tax positions and would record a reserve if management believes it is more-likely-than-not their position would not prevail with the applicable tax authorities. The Company’s assessment of tax positions as of December 31, 2022, and 2021, determined that there were no material uncertain tax positions.

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

Note 2 – Equipment

Equipment consists of the following:

	December 31,
	2022	2021
Test vehicles	$147,893	$147,893
Other	5,000	5,000
	152,893	152,893
Less: accumulated depreciation	(135,389)	(115,535)
	$17,504	$37,358

Depreciation expense for the years ended December 31, 2022, and 2021, was $19,854 and $19,853, respectively.

Note 3 – Customer deposits – Related party

Customer deposits represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and is a shareholder of Cool Technologies.

Note 4 – Debt

Debt consists of the following:

	December 31,
	2022	2021
Notes payable	$1,362,050	$1,236,000
Notes payable in default	1,078,500	1,078,500
Convertible notes payable	1,232,872	1,610,750
Vehicle financing	25,158	44,927
Note payable – related party	56,462	42,462
Note payable – UPT minority owner	100,000	100,000
	3,855,042	4,112,639
Debt discount	(201,340)	(69,307)
	3,653,702	4,043,332
Less: current portion	3,644,627	4,012,639
Long-term portion	$9,075	$30,693

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

On June 9, 2022, the Company entered into a promissory note agreement with an accredited investor. It issued 1,500,000 commitment shares of restricted common stock and received $150,000 after an original issue discount of $26,471. The total amount due encompasses principal of $176,471 plus guaranteed interest at 10% per annum for 12 months. Payments on principal and guaranteed interest begin on November 9, 2022 for seven equal installments of $27,731 until paid in full no later than June 9, 2023, the maturity date. A portion or all of the principal amount and guaranteed interest may be pre-paid at any time without penalty or premium.  In the event of default, the interest rate will increase to 18% or the maximum rate permitted by law and shall be applied to all unpaid principal and interest.  At the note holder’s election, the default amount shall be immediately due and payable in cash or converted into shares of the Company’s common stock. The conversion price of this note is 90% of the lowest VWAP during the ten trading days before the conversion. Unlike convertible notes, the principal and guaranteed interest are only convertible following an event of default. As of December 31, 2022, the Company has paid two installments which total $55,462.

Convertible notes payable

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On November 22, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On November 30, 2022, the investor signed an amendment to the agreement extending the maturity date until May 1, 2023. As of December 31, 2022, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On November 30, 2022, the investor signed an amendment to the agreement extending the maturity date until May 1, 2023. As of December 31, 2022, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. On December 21, 2021, the investor signed an amendment to the agreement extending the maturity date until March 31, 2022. On March 30, 2022, the investor signed an amendment to the agreement extending the maturity date until April 30, 2022. On April 29, 2022, the investor signed an amendment to the agreement extending the maturity date until May 30, 2022. On May 29, 2022, the investor signed an amendment to the agreement extending the maturity date until August 30, 2022. On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022.  On October 27, 2022,  the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640. On November 30, 2022, the investor signed an amendment to the agreement extending the maturity date until May 1, 2023. On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $68,373. On December 28, 2022,  the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $71,355. As of December 30, 2022, the remaining balance totaled $570,222.

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

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $30,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On August 30, 2022 the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On November 22, 2022, the Company issued 4,787,324 shares of common stock to LGH Investments LLC upon final conversion of $33,000 in principal and $990 in accrued interest. The note was then retired.

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

March Convertible Note -- On March 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on March 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On September  27, 2022, the Company issued 2,325,581 shares of common stock to Sixth Street Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $41,500.  On September  28, 2022, the Company issued 2,625,000 shares of common stock to Sixth Street Lending LLC upon conversion of $21,000, leaving a principal balance remaining of $20,500. On December 31, 2022, the Company issued 3,214,085 shares of common stock to Sixth Street Lending LLC upon final conversion of $20,500 in principal and $2,320 in accrued interest. The note was then retired.

April Convertible Note -- On April 25, 2022, the Company signed a promissory note agreement with an accredited investor. It received $55,000 after an original issue discount of $3,500 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $61,500 will be due on April 25, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On October 31, 2022, the Company issued 2,247,191 shares of common stock to Sixth Street Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $41,500. On November  4, 2022, the Company issued 2,777,778 shares of common stock to Sixth Street Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $20,500. On November 7, 2022, the Company issued 3,308,333 shares of common stock to Sixth Street Lending LLC upon final conversion of $21,500 in principal and $2,320 in accrued interest. The note was then retired.

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 23, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On November 25, 2022, the Company issued 3,521,127 shares of common stock to Sixth Street Lending LLC upon conversion of $25,000, leaving a principal balance remaining of $10,000. On November 30, 2022, the Company issued 1,594,366 shares of common stock to Sixth Street Lending LLC upon final conversion of $10,000 in principal and $1,320 in accrued interest. The note was then retired.

July Convertible Note -- On July 22, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $3,200 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,200 will be due on July 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $56,200.

August Convertible Note -- On August 18, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on August 18, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $45,600.

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $66,750.

October Convertible Note -- On October 24, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,600 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on October 24, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $45,600.

October Convertible Note -- On October 31, 2022, the Company signed a promissory note agreement with an accredited investor. It received $20,000 after an original issue discount of $2,000. The total amount of $22,000 will be due on July 31, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily pen penalty of $100 will accrue until the default is remedied. As of December 31, 2022, the remaining balance totaled $22,000.

December Convertible Note -- On December 8, 2022, the Company signed a promissory note agreement with an accredited investor. It received $45,000 after an original issue discount of $2,900 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $50,900 will be due on December 8, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of December 31, 2022, the remaining balance totaled $50,900.

Test Vehicle Financing

In July 2018, CoolTech traded in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable monthly over a 5-year period

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2020	23,467,717	$0.04	3.1	$36,800
Granted	2,000,000	0.10	-	-
Forfeited or expired	(67,717)	0.02	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2021	25,400,000	0.05	2.3	170,400
Exercisable, December 31, 2021	25,400,000	0.05	2.3	170,400
Granted	-	-	-	-
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2022	25,400,000	0.05	1.3	25,600
Exercisable, December 31, 2022	25,400,000	$0.05	1.3	$25,600

Transactions with Related Parties

The note payable - related party, in the amount of $56,462, is held by two of the Company’s officers and relates to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2023	$3,845,967
2024	9,075
2025	-
2026	-
2027	-
$3,855,042

Note 5 – Derivative Liability

Under the terms of the July 2022, August 2022, September 2022, October 2022 and December 2022 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Year ended December 31,
	2022	2021
Volatility	118%-120%	112%-136%
Risk-free interest rate	4.73%-4.76%	0.19%-0.39%
Expected life (years)	0.6 – 0.9	0.6 – 0.9
Dividend yield	--	--

Changes in the derivative liability were as follows:

	Level 1	Level 2	Level 3
Convertible debt and other derivative liabilities on December 31, 2020	$-	$-	$396,143
Conversions of convertible debt	-	-	(1,515,086)
Issuance of convertible debt and other derivatives	-	-	646,352
Change in fair value	-	-	648,506
Convertible debt and other derivative liabilities on December 31, 2021	-	-	175,915
Conversions of convertible debt	-	-	(471,511)
Issuance of convertible debt and other derivatives	-	-	361,780
Change in fair value	-	-	90,770
Convertible debt and other derivative liabilities on December 31, 2022	$-	$-	$156,954

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of December 31, 2022, and 2021, $50,000 is still due, which is included within accounts payable on the consolidated balance sheets.

From time to time, Cool Technologies may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters, and after consideration of amounts accrued, will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

Note 7 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of December 31, 2022.

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

Preferred stock issuable on the consolidated balance sheets represents preferred stock to be issued for either cash received, or services performed. As of December 31, 2022, and 2021, the number of shares of preferred stock to be issued was 0 and the number of shares of Series B preferred stock was 2,727,270.

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

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of December 31, 2022, and 2021, the number of shares of common stock to be issued was the same: 494,697 shares.

Common stock warrants issued with the sale of CoolTech’s common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of December 31, 2022, and 2021, and changes during the years then ended is presented below:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	33,131,539	$0.08	1.0	$-
Granted	-	-
Forfeited or expired	(15,517,254)	0.11
Outstanding, December 31, 2021	17,614,285	0.06	0.5	113,250
Exercisable, December 31, 2021	17,614,285	0.06	0.5	113,250
Granted	-	-
Exercised	-	-
Forfeited or expired	(11,114,285)	0.07
Outstanding, December 31, 2022	6,350,000	0.04	0.1	-
Exercisable, December 31, 2022	6,350,000	$0.04	0.1	$-

Note 8 – Share-based payments

Amounts recognized as expense in the consolidated statements of operations related to share-based payments are as follows:

	Year ended December 31,
	2022	2021
Nonemployee common stock	$1,950	$1,950
Nonemployee warrants – fully vested upon issuance	--	--
Total share-based expense charged against income	$1,950	$1,950

Impact on net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Nonemployee common stock

Other

None were issued during the years ended December 31, 2022 and 2021.

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted-average Exercise Price	Weighted-average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	11,916,503	$0.05	1.9	$10,500
Granted	100,000	0.08
Forfeited or expired	(1,316,503)	0.30
Outstanding, December 31, 2021	10,700,000	0.02	1.7	$259,580
Exercisable, December 31, 2021	10,700,000	0.02	1.7	$259,580
Granted	-	0.08
Exercised	-	-
Forfeited or expired	(800,000)	0.03
Outstanding, December 31, 2022	9,900,000	0.02	0.7	$3,500
Exercisable, December 31, 2022	9,900,000	$0.02	0.7	$3,500

The following summarizes the Black-Scholes assumptions used to estimate the fair value of fully vested common stock warrants:

Year ended December 31,
	2022	2021
Volatility	88%-123%	123%-198%
Risk-free interest rate	4.12%-4.76%	0.39%-1.57%
Expected life (years)	0.01 -0.49	0.16 – 0.82
Dividend yield	--	--

No fully vested common stock warrants were exercised in 2022 and 2021.

Nonemployee common stock warrants -- Service and performance conditions

No common stock warrants that have service and performance conditions were issued and outstanding as of December 31, 2022 and 2021.

Employee stock options – Fully-vested upon grant

Cool Technologies granted stock options to certain members of management in 2014 that were fully vested at the date of grant. There were no grants in 2022 or 2021. The following is a summary of fully vested stock option activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2020	4,000,000	$2.00	--	$--
Outstanding, December 31, 2021	4,000,000	2.00	--	--
Exercisable, December 31, 2021	4,000,000	2.00	--	--
Outstanding, December 31, 2022	4,000,000	2.00	--	--
Exercisable, December 31, 2022	4,000,000	$2.00	--	$--

Note 9 – Income Taxes

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2022	2021
Net operating loss carryforwards	$8,721,783	$8,333,564
Equity-based instruments	6,490,670	6,489,465
Accrued liabilities	227,032	126,902
Deferred Revenue	96,311	96,311
Pass-through losses	136,001	99,693
Valuation allowance	(15,671,797)	(15,145,935)
Deferred tax asset	$-	$-

Effective January 1, 2018, the Federal corporate income tax rate has been decreased from 34% to 21%. The NOLs that have been generated December 31, 2017 and prior are going to be 100% allowable against future income and will expire in 20 years. NOLs generated January 1, 2018, and forward will be subject to the 80% limitation and they will never expire.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Year ended December 31,
	2022	2021
Income tax benefit at statutory rate	$(387,196)	$(723,617)
State income tax, net of Federal benefit	(80,113)	(149,720)
Convertible debt	219,619	478,452
Other adjustments	(189)	(239)
Meals and entertainment	-	-
Increase in valuation allowance	247,879	395,124
Income tax benefit	$-	$-

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

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2022	2021
Net loss available for stockholders	$(1,843,623)	$(3,445,048)
Weighted average outstanding shares of common stock	618,532,900	569,551,009
Dilutive effect of stock options and warrants	-	-
Common stock and equivalents	618,532,900	569,551,009

Net loss per share – Basic and diluted	$(0.003)	$(0.01)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2022	2021
Stock options	4,000,000	4,000,000
Common stock warrants	46,850,000	53,964,285
Convertible notes	46,929,022	54,786,619
Convertible preferred stock	2,877,270	2,877,270
Total	100,656,292	115,628,174
Total exercisable on December 31	53,727,270	60,841,555

Note 11 – Subsequent Events

The Company has evaluated all the events or transactions that have occurred since December 31, 2022, and determined that the following should be disclosed:

January Promissory Note -- On January 11, 2023, the Company signed a promissory note agreement with an accredited investor for $30,000.  The note bears an interest rate of 0% and shall be paid in full by July 9, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

January Convertible Note -- On January 12, 2023, the Company signed a promissory note agreement with an accredited investor. It received $25,000 after an original issue discount of $1,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $29,700 will be due on January 12, 2024. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied.

On January 27, 2023, the Company issued 2,352,941 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $56,200.

On February 3, 2023, the Company issued 2,531,646 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $56,200.

On February 14, 2023, the Company issued 2,673,623 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $18,448 on principal of $56,200.

February Promissory Note -- On February 15, 2023, the Company signed a promissory note agreement with an accredited investor. It  received $28,000.  The note bears an interest rate of 0% and shall be paid in full by September 1, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On February 24, 2023, the Company issued 3,225,806 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $45,600.

On March 2, 2023, the Company issued 4,570,667 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $27,424 on principal of $45,600.

March Promissory Note -- On March 6, 2023, the Company signed a promissory note agreement with an accredited investor. It  received $30,000.  The note bears an interest rate of 0% and shall be paid in full by August 13, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On March 8, 2023, the Company issued 7,500,000 shares of common stock to LGH Investments LLC upon conversion of $43,665 on principal of $825,000.

On March 28, 2023, the Company issued 3,750,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 on principal of $66,750.

On March 30, 2023, the Company issued 5,263,158 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $66,750.

On April 12, 2023, Richard Schul resigned from the Board of  Directors of the Company.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that the Company’s disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that Cool Technologies files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because Cool Technologies has only three officers and limited personnel, the Company’s internal controls are not effective for the following reasons, (1) there are limited entity-level controls because of the limited time and abilities of the three officers, (2) it has not implemented adequate system and manual controls, and (3) there is no separate audit committee. As a result, the Company’s internal controls have inherent material weaknesses which may increase the risks of errors in financial reporting under current operations and, accordingly, are not effective as evaluated against the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this evaluation, management concluded that Cool Technologies’ internal controls over financial reporting were not effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Timothy Hassett	62	Chairman and Chief Executive Officer and Director
Judson Bibb	66	Vice President, interim Chief Financial Officer, Secretary and Director
Christopher McKee	54	Director
Donald Bowman	54	Director
Steven Wilburn	74	Director

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

Judson W. Bibb has been a director of the Company since April 15, 2011. Mr. Bibb was appointed Secretary on November 11, 2011,  Vice President on April 5, 2012 and Interim CFO on April 8, 2023. He has worked exclusively for the Company since 2013. Prior to that, Mr. Bibb was a self-employed freelance multi-media producer since 1983. His services included: producer, writer, director, cinematographer, videographer, still photographer, audio and video editor, voiceover talent, marketer, ad designer and Internet search engine optimizer. His client list included KPMG, T. Rowe Price, Briggs & Stratton, Caterpillar, Toyota, Georgia-Pacific, Alcoa Aluminum, Lowes, Office Depot, PepsiCo, Hewlett-Packard, Bayer, Caremark, and T-Mobile. Mr. Bibb graduated cum laude from the University of South Florida with a B.A. in mass communications-film. Mr. Bibb’s broad background and wide variety of resources, including experience in marketing and public relations and business experience in automotive, trucking, electronics, retail, direct response and the Internet led to the decision to appoint him to the Board.

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

He was subsequently promoted to VP of Business Development at the newly merged Allied Signal Corporation, where he was responsible for the design, permitting, and construction of five power plants with a combined capital costs of $300 million dollars in 1984 dollars. ($750 million in 2019 dollars).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that occurred during the fiscal year ended December 31, 2022:

•	All reports were filed on a timely basis

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2022 and 2021 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2022 (each a “named executive officer”).

Note: our former CFO, Quentin Ponder, worked under a consulting contract and, consequently, was not considered an employee. More information regarding his compensation can be found under “Consulting Agreements” below.

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Warrant Awards ($)		Option Awards ($)	All Other ($)		Total ($)
Timothy Hassett	2022	210,000	(3)	--	--	--		--	--	(1)	210,000
CEO and Chairman	2021	210,000	(4)	--	--	--		--	--		210,000

Quentin Ponder	2022	144,000		--	--	3,530	(2)	--	--		147,530
Former CFO	2021	144,000		--	--			--	--		147,530

Judson Bibb	2022	120,000	(5)	--	--	3,530	(2)	--		(1)	123,530
Vice President, Interim CFO, Secretary and Director	2021	120,000	(6)	--	--			--	--		120,000

____________

(1)	Represents health care insurance premiums paid by the Company.

(2)	Value of the warrants $3,530 received in consideration of extraordinary efforts.

(3)	Mr. Hassett was paid $210,000.

(4)	Mr. Hassett was paid $152,927 with the balance of $57,073 being earned and accrued.

(5)	Mr. Bibb was paid $120,000.

(6)	Mr. Bibb was paid $34,250 with the balance of $85,750 being earned and accrued.

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

Consulting Agreements

We entered into a consulting agreement with Summit Management in April 2011 for services provided by Quentin Ponder to the Company for a consulting fee of $5,000 per month which was increased to $7,500 per month effective January 1, 2012. During 2012, Mr. Ponder agreed to forgo four months’ payment under the consulting agreement due to the financial condition of the Company. Mr. Ponder was paid $7,500 per month from January 2013 through July 2013 and accrued $2,500 during those months (except for the first month in which he accrued $1,250); was paid $10,000 per month from August 2013 through April 2014; and was paid $12,000 per month from May 2014 through December 2016. On December 28, 2016, the Company entered into a new consulting agreement with Summit, effective January 1, 2017, to provide Mr. Ponder’s services for so long as the Company needs them. On April 8, 2023, Mr. Ponder was removed as CFO, Treasurer and director.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding on December 31, 2022.

OUTSTANDING EQUITY AWARDS ON DECEMBER 31, 2022

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

On September 20, 2017, Christopher McKee and  former director Richard Schul were each granted three-year warrants to purchase 100,000 shares of the Company’s common stock at $0.08536 per share for assistance and services provided to the Company. The warrants could have been exercised on a cashless basis, however, they expired on September 19, 2020.

On September 20, 2017, former director Daniel Ustian was granted a three-year warrant to purchase 250,000 shares of the Company’s common stock at $0.08536 per share for assistance and services provided to the Company. The warrants could have been exercised on a cashless basis, however, they expired on September 19, 2020.

On September 20, 2017, Judson Bibb and former director Quentin Ponder were each granted three-year warrants to purchase 200,000 shares of the Company’s common stock at $0.08536 per share in recognition for their efforts to maintain and advance the Company since inception. The warrants could have been exercised on a cashless basis, however, they expired on September 19, 2020.

On October 16, 2020, Chris McKee, Don Bowman,  Judson Bibb and former directors, Richard Schul and Quentin Ponder were each granted three-year warrants to purchase 200,000 shares of the Company’s common stock at $0.02 per share in recognition for their efforts to maintain and advance the Company since inception. The warrants may be exercised on a cashless basis.

On October 16, 2020, Christopher McKee and former director Richard Schul were each granted three-year warrants to purchase 100,000 shares of the Company’s common stock at $0.02 per share for assistance and services provided to the Company. The warrants may be exercised on a cashless basis.

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

49

74

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 9, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Cool Technologies, Inc., 8875 Hidden River Parkway, Suite 300, Tampa, Florida 33637.

The percentages below are calculated based on 705,393,993 issued and outstanding shares of common stock and 3 issued and outstanding shares of Series A Stock (each such share of Series A Stock has the voting right of 50,000 shares of Common Stock) and 2,272,270 issued and outstanding shares of Series B Stock (collectively, the 3 holders of the shares are entitled to 66 2/3% of the total votes), as of April 10, 2023.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
5% or Greater Stockholders
Eric Paul Brown 1877 S. Wiesbrook Road Wheaton, Illinois 60189	2,542,422	(1)	66.66	%(2)

Christopher J. Jones 1314 E. Forest Avenue Wheaton, Illinois 60189	2,815,149	(3)	66.66	%(2)

Daniel C. Ustian 8 S. 270 Shires Court Naperville, IL 60504	5,190,402	(4)	66.66	%(2)

Directors and Executive Officers

Timothy Hassett	7,477,214	(5)	1.06%

Judson Bibb	7,020,400	(6)	0.99%

Christopher McKee	822,222	(7)	*

Donald Bowman	450,000	(8)	*

Steven Wilburn	--		*

All executive officers and directors as a group (7 persons)	15,769,836		2.23%

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

(5)	Includes an option to purchase 1,000,000 shares of Common Stock at $2.00 per share. Does not include an aggregate of 136,500 shares held by Mr. Hassett’s minor children.
(6)

Includes (i) options to purchase 2,000,000 shares of Common Stock at $2.00 per share, and (ii) currently exercisable warrants to purchase 400,000 shares of Common Stock at $0.02 per share, and (iii) a currently exercisable warrant to purchase 1,000,000 shares of Common Stock at $0.0714 per share.

(7)	Represents currently exercisable warrants to purchase 600,000 shares of Common Stock at $0.02 per share.
(8)	Represents currently exercisable warrants to purchase 450,000 shares of Common Stock at $0.02 per share.

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

On May 26, 2022, the warrants expired.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 600,000 shares of common stock at an exercise price of $0.02 per share, to a director, Chris McKee. The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 600,000 shares of common stock at an exercise price of $0.02 per share, to a former director, Richard Schul. The warrants may be exercised on a cashless basis.

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

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our Secretary, Vice President and Interim CFO, Judson Bibb, The warrants may be exercised on a cashless basis.

On October 16, 2020, we issued for services to the Company three-year warrants to purchase a total of 400,000 shares of common stock at an exercise price of $0.02 per share, to our former  Chief Financial Officer and Treasurer, Quentin Ponder. The warrants may be exercised on a cashless basis.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the American Stock Exchange.

While directors do not receive on-going consideration from the Company for their service as directors or officers, on October 16, 2020,  of the directors were awarded a warrant to purchase 200,000 shares of common stock and outside directors have received consideration for their service on the Company’s Board of Advisors. As the entire Board of Directors has yet to affirm that the respective individual directors do not have relationships that would interfere with the exercise of independent judgement in carrying out their directors’ responsibilities, none of our directors can be defined as “independent”.

Item 14. Principal Accounting Fees and Services

Audit Fees

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2022, and 2021.

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our accountant, Accell Audit and Compliance for audit and review services for the fiscal year ended December 31, 2022, were $85,500.

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

53

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
4.43

$71,700 Convertible Promissory Note and Stock Purchase Agreement dated March 12, 2021 issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.43 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.44

$825,000 Convertible Promissory Note and Stock Purchase Agreement dated March 24, 2021, issued to LGH Investments, LLC (incorporated by reference to Exhibit 4.44 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.45

$275,000 Convertible Promissory Note and Stock Purchase Agreement dated March 24, 2021, issued to Lucas Ventures, LLC(incorporated by reference to Exhibit 4.45 on the Company’s Form 10-Q filed with the SEC on April 15, 2021)

4.46

$135,000 Convertible Promissory Note and Stock Purchase Agreement dated August 16, 2021, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-Q filed with the SEC on November 22, 2021)

4.47

$111,000 Convertible Promissory Note and Stock Purchase Agreement dated September 21, 2021, issued to PowerUp Lending Group, Ltd. (incorporated by reference to Exhibit 4.47 on the Company’s Form 10-Q filed with the SEC on November 22, 2021)

4.48

$66,750 Convertible Promissory Note and Stock Purchase Agreement dated November 22, 2021, issued to Sixth Street Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-K filed with the SEC on April 18, 2022).

4.49

$33,000 Convertible Promissory Note and Stock Purchase Agreement dated December 20, 2021, issued to LGH Investments, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-K filed with the SEC on April 18, 2022).

4.50

$56,000 Convertible Promissory Note and Stock Purchase Agreement dated February 1, 2022, issued to Sixth Street Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-K filed with the SEC on April 18, 2022).

4.51

$61,500 Convertible Promissory Note and Stock Purchase Agreement dated March 4, 2022, issued to Sixth Street Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-K filed with the SEC on April 18, 2022).

4.52

$61,500 Convertible Promissory Note and Stock Purchase Agreement dated March 21, 2022 issued to Sixth Street Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-K filed with the SEC on April 18, 2022)

4.53

$61,500 Convertible Promissory Note and Stock Purchase Agreement dated April 25, 2022 issued to Sixth Street Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-Q filed with the SEC on May 23, 2022)

4.54

$35,000 Convertible Promissory Note and Stock Purchase Agreement dated May 25, 2022 issued to 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 4.54 on the Company’s Form 10-Q filed with the SEC on August 19, 2022)

4.55

$176,471 10% Promissory Note  and Stock Purchase Agreement dated June 9, 2022 issued to Coventry Enterprises, LLC (incorporated by reference to Exhibit 4.55 on the Company’s Form 10-Q filed with the SEC on August 19, 2022)

4.56

$56,200 Convertible Promissory Note and Stock Purchase Agreement dated July 22, 2022 issued to 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-Q filed with the SEC on August 19, 2022)

4.57

$45,600 Convertible Promissory Note and Stock Purchase Agreement dated August 18, 2022 issued to 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-Q filed with the SEC on November 21, 2022)

4.58

$66,750 Convertible Promissory Note and Stock Purchase Agreement dated September 21, 2022 issued to 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-Q filed with the SEC on November 21, 2022)

4.59

$45,600 Convertible Promissory Note and Stock Purchase Agreement dated October 24, 2022 issued to 1800 Diagonal Lending, LLC (incorporated by reference to Exhibit 4.46 on the Company’s Form 10-Q filed with the SEC on November 21, 2022)

4.60*	$22,000 Convertible Promissory Note and Stock Purchase Agreement dated October 31, 2022, issued to LGH Investments, LLC
4.61*	$50,900 Convertible Promissory Note and Stock Purchase Agreement dated December 8, 2022 issued to 1800 Diagonal Lending, LLC
4.62*	$30,000 Promissory Note dated January 11, 2023 issued to an accredited individual investor.
4.63*	$29,700 Convertible Promissory Note and Stock Purchase Agreement dated January 12, 2023 issued to 1800 Diagonal Lending, LLC
4.64*	$28,000 Promissory Note dated February 15, 2023 issued to an accredited individual investor
4.65*	$30,000 Promissory Note dated March 6, 2023 issued to an accredited individual investor.
10.1	Form of Subscription Agreement and Warrant Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2014)
10.2	Form of Subscription Agreement for Series B Stock (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8K filed with the SEC on November 11, 2016)
10.3	Form of Warrant for Series B Stock purchasers (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8K filed with the SEC on November 11, 2016)

55

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

Cool Technologies, Inc.

Date: April 17, 2023	By:	/s/ Timothy Hassett
Timothy Hassett
Chairman and Chief Executive Officer,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Timothy Hassett	Chairman and Chief Executive Officer (Principal Executive Officer)	April 17, 2023
Timothy Hassett

/s/ Judson Bibb	Vice-President, Secretary, Interim Chief Financial Officer, and director	April 17, 2023
Judson Bibb	(Principal Financial and Accounting Officer)

/s/ Donald Bowman	Director	April 17, 2023
Donald Bowman

/s/ Christopher McKee	Director	April 17, 2023
Christopher McKee

/s/ Steven Wilburn	Director	April 17, 2023
Steven Wilburn

