Form 10-Q
period 2023-03-31
COOL TECHNOLOGIES, INC.
filed 2023-05-22
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, there were 757,099,259 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$142	$142
Inventory	385,352	385,352
Prepaid expenses and other assets	344,250	344,250
Total current assets	729,744	729,744
Intangibles	296,438	295,874
Equipment, net	12,540	17,504
Total assets	$1,038,722	$1,043,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,764,681	$1,673,773
Accrued interest payable	1,519,275	1,440,440
Accrued liabilities – related party	1,015,595	902,095
Accrued payroll taxes	311,216	304,487
Customer deposits – related party	400,000	400,000
Debt, current portion, net of debt discount	3,588,392	3,644,627
Derivative liability	54,302	156,954
Total current liabilities	8,653,461	8,522,376

Debt, long-term portion	5,032	9,075
Total liabilities	8,658,493	8,531,451

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 issued and outstanding	-	-
Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 715,318,585 and 683,450,744 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	715,319	683,451
Additional paid-in capital	53,158,152	52,935,453
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(61,506,468)	(61,120,707)
Non-controlling interest	(56,612)	(56,364)
Total stockholders’ deficit	(7,619,771)	(7,488,329)

Total liabilities and stockholders’ deficit	$1,038,722	$1,043,122

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
Professional fees	27,384	93,217
Payroll and related expenses	88,846	89,497
Consulting	106,000	81,000
General and administrative	9,480	25,796
Research and development	4,964	4,964
Total operating expenses	236,674	294,474

Operating loss	(236,674)	(294,474)

Other income (expense):
Interest expense	(196,412)	(245,664)
Change in fair value of derivative liability	47,077	(36,417)

Net loss	(386,009)	(576,555)
Less: Noncontrolling interest in net loss	(248)	(168)

Net loss to stockholders	$(385,761)	$(576,387)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	695,938,773	579,627,649

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)
Debt converted	-	-	12,124,648	12,125	329,444	-	-	-	-	341,569
Net loss	-	-	-	-	-	-	-	(576,555)	-	(576,555)
Noncontrolling interest	-	-	-	-	-	-	-	(168)	168	-
March 31, 2022	2,727,273	$2,727	600,011,840	$600,012	$51,902,978	$58,670	$8,441	$(59,853,471)	$(56,364)	$(7,337,007)

December 31, 2022	2,727,273	$2,727	683,450,744	$683,451	$52,935,453	$58,670	$8,441	$(61,120,707)	$(56,364)	$(7,488,329)
Debt converted	-	-	31,867,841	31,868	222,699	-	-	-	-	254,567
Net loss	-	-	-	-	-	-	-	(386,009)	-	(386,009)
Noncontrolling interest	-	-	-	-	-	-	-	248	(248)	-
March 31, 2023	2,727,273	$2,727	715,318,585	$715,319	$53,158,152	$58,670	$8,441	$(61,506,468)	$(56,612)	$(7,619,771)

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2023	2022
Operating Activities:
Net loss	$(386,009)	$(576,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(47,077)	36,417
Amortization of debt discount	104,273	182,700
Depreciation expense	4,964	4,964
Changes in operating assets and liabilities:
Inventory	-	(42,508)
Accounts payable	91,198	74,430
Accrued liabilities – related party	113,500	78,250
Accrued interest payable	82,907	61,833
Accrued payroll taxes	6,729	12,467
Net cash from operating activities	(29,515)	(168,002)

Investing Activities:
Intangible assets	(585)	(25,073)
Net cash from investing activities	(585)	(25,073)

Financing Activities:
Proceeds from debt	112,730	163,000
Payments on debt	(82,630)	(4,180)
Net cash from financing activities	30,100	158,820

Net (decrease) increase in cash	-	(34,255)

Cash, beginning of period	142	72,391

Cash, end of period	$142	$38,136

Cash paid for:
Interest	$13,304	$6,251
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$254,567	$341,569
Derivative liability offset by debt discount	14,455	120,317

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and subsidiary, (“the Company” or “Cool Technologies” or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTech formed Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, Z3 Enterprises, and HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

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

As of March 31, 2023, the Company has seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2023, have been derived from unaudited financial information. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

Noncontrolling interest represents the 5% third-party interest in UPT. There are no restrictions on the transfer of funds or net assets from UPT to Cool Technologies.

Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $61,506,468 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Note 2 – Customer deposits – Related party

The customer deposits represent advance payments of $400,000 received on orders that have not yet been fulfilled, with companies controlled by the individual who is the 5% owner of UPT and a shareholder of Cool Technologies.

Note 3 – Debt

Debt consists of the following:

	March 31, 2023	December 31, 2022
Notes payable	$1,374,420	$1,362,050
Notes payable in default	1,078,500	1,078,500
Convertible notes payable	1,082,107	1,232,872
Vehicle financing	25,158	25,158
Advances from related parties	49,462	56,462
Note payable – UPT minority owner	100,000	100,000
	3,709,647	3,855,042
Debt discount	(116,223)	(201,340)
	3,593,424	3,653,702
Less: current portion	3,588,392	3,644,627
Long-term portion	$5,032	$9,075

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

On January 31, 2020, the Company entered into a Promissory Note Agreement with an accredited investor. It received $36,000 in financing and promised to pay the principal amount together with simple interest of 3% per annum based upon receipt of insurance-related debt and/or surety bond financing on or before the one-year anniversary. Furthermore, the Company issued cashless warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.005. The warrants expire after five years.

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

On June 9, 2022, the Company entered into a promissory note agreement with an accredited investor. It issued 1,500,000 commitment shares of restricted common stock and received $150,000 after an original issue discount of $26,471. The total amount due encompasses principal of $176,471 plus guaranteed interest at 10% per annum for 12 months. Payments on principal and guaranteed interest begin on November 9, 2022 for seven equal installments of $27,731 until paid in full no later than June 9, 2023, the maturity date. A portion or all of the principal amount and guaranteed interest may be pre-paid at any time without penalty or premium.  In the event of default, the interest rate will increase to 18% or the maximum rate permitted by law and shall be applied to all unpaid principal and interest.  At the note holder’s election, the default amount shall be immediately due and payable in cash or converted into shares of the Company’s common stock. The conversion price of this note is 90% of the lowest VWAP during the ten trading days before the conversion. Unlike convertible notes, the principal and guaranteed interest are only convertible following an event of default. As of March 31, 2023, the Company has paid five installments which total $138,656 and the outstanding balance is $50,420.

January Promissory Note -- On January 11, 2023, the Company signed a promissory note agreement with an accredited investor for $30,000.  The note bears an interest rate of 0% and shall be paid in full by July 10, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

February Promissory Note -- On February 15, 2023, the Company signed a promissory note agreement with an accredited investor. It received $28,000.  The note bears an interest rate of 0% and shall be paid in full by August 14, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

March Promissory Note -- On March 6, 2023, the Company signed a promissory note agreement with an accredited investor. It received $30,000.  The note bears an interest rate of 0% and shall be paid in full by September 2, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

Convertible notes payable

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023.  As of March 31, 2023, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023. As of March 31, 2023, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning December 21, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023.  On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On October 27, 2022,  the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640. On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $68,373. On December 28, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $71,355. On March 8, 2023, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $43,665. As of March 31, 2023, the remaining balance totaled $526,557.

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

December Convertible Note -- On December 20, 2021, the Company entered into a convertible note agreement with an accredited investor. It received $33,000 after an original issue discount of $3,000 in lieu of interest. The total amount of $30,000 plus 3% interest or $990 will be due on September 20, 2022. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.02 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. On August 30, 2022, the investor signed an amendment to the agreement extending the maturity date until November 30, 2022. On November 22, 2022, the Company issued 4,787,324 shares of common stock to LGH Investments LLC upon final conversion of $33,000 in principal and $990 in accrued interest. The note was then retired.

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

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On November 25, 2022, the Company issued 3,521,127 shares of common stock to Sixth Street Lending LLC upon conversion of $25,000, leaving a principal balance remaining of $10,000. On November 30, 2022, the Company issued 1,594,366 shares of common stock to Sixth Street Lending LLC upon final conversion of $10,000 in principal and $1,320 in accrued interest. The note was then retired.

July Convertible Note -- On July 22, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $3,200 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,200 will be due on July 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On January 27, 2023, the Company issued 2,352,941 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $56,200. On February 3, 2023, the Company issued 2,531,646 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $56,200. On February 14, 2023, the Company issued 2,673,623 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $18,448 on principal of $56,200 and accrued interest of $2,248. The note was then retired.

August Convertible Note -- On August 18, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on August 18, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On February 24, 2023, the Company issued 3,225,806 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $45,600. On March 2, 2023, the Company issued 4,570,667 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $27,424 on principal of $45,600 and accrued interest of $1,824. The note was then retired.

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 28, 2023, the Company issued 3,750,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $51,750. On March 30, 2023, the Company issued 5,263,158 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $31,750. As of March 31, 2023, the remaining balance totaled $31,750.

October Convertible Note -- On October 24, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,600 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on October 24, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2023, the remaining balance totaled $45,600.

October Convertible Note -- On October 31, 2022, the Company signed a promissory note agreement with an accredited investor. It received $20,000 after an original issue discount of $2,000. The total amount of $22,000 will be due on July 31, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of March 31, 2023, the remaining balance totaled $23,600.

December Convertible Note -- On December 8, 2022, the Company signed a promissory note agreement with an accredited investor. It received $45,000 after an original issue discount of $2,900 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $50,900 will be due on December 8, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2023, the remaining balance totaled $50,900.

January Convertible Note -- On January 12, 2023, the Company signed a promissory note agreement with an accredited investor. It received $25,000 after an original issue discount of $1,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $29,700 will be due on January 12, 2024. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2023, the remaining balance totaled $29,700.

Test Vehicle Financing

In July 2018, CoolTech traded in one test vehicle and purchased another bearing an interest rate of 9.92% payable monthly over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable monthly over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	25,400,000	$0.05	1.3	$25,600
Granted	--		--	--
Forfeited or expired	--		--	--
Exercised	--	--	--	--
Outstanding, March 31, 2023	25,400,000	0.05	1.1	--
Exercisable, March 31, 2023	25,400,000	$0.05	1.1	$--

Transactions with Related Parties

The advances from related parties in the amounts of $49,462 and $56,462 as of March 31, 2023 and December 31, 2022, respectively, are held by two of the Company’s officers and the estate of a former officer. They relate to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2023	$3,699,584
2024	10,063
2025	-
$3,709,647

Note 4 – Derivative Liability

Under the terms of the September 2022, October 2022, December 2022 and January 2023 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Volatility	115.3-120.3%
Risk-free interest rate	4.64–4.94%
Expected life (years)	0.48–0.79
Dividend yield	-

Changes in the derivative liability were as follows:

	Three Months Ended March 31, 2023
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2022	$-	$-	$156,954	$156,954
Conversions of convertible debt	-	-	(70,030)	(70,030)
Issuance of convertible debt and other derivatives	-	-	14,455	14,455

Change in fair value	-	-	(47,077)	(47,077)
Convertible debt and other derivative liabilities at March 31, 2023	$-	$-	$54,302	$54,302

	Three Months Ended March 31, 2022
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2021	$-	$-	$175,915	$175,915
Conversions of convertible debt	-	-	(131,449)	(131,449)
Issuance of convertible debt and other derivatives	-	-	119,317	119,317

Change in fair value	-	-	37,417	37,417
Convertible debt and other derivative liabilities at March 31, 2022	$-	$-	$201,200	$201,200

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of March 31, 2023 and December 31, 2022, $50,000 is still due, which is included within accounts payable on the condensed, consolidated balance sheets.

PGC Investments, LLC Settlement

Cool Technologies’ subsidiary Ultimate Power Truck, LLC (“UPT”) was in pending litigation (PGC Investments, LLC, et al. v. Ultimate Power Truck, LLC, in the Circuit Court for the Sixth Judicial Circuit, Pinellas County, Florida). The litigation was a commercial landlord-tenant action wherein the Plaintiffs sought damages for nonpayment of rent arising out of a commercial lease agreement for which UPT was the tenant.  The plaintiffs also named Cool Technologies as a defendant in the amended and second amended complaint. Cool Technologies moved to dismiss the second amended complaint for lack of personal jurisdiction and failure to state a cause of action. In July 2022, the parties entered into a settlement agreement.

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

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of March 31, 2023.

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

Common Stock

Common stock issuable on the consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of March 31, 2023 and December 31, 2022, there were 494,697 shares of common stock to be issued.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of March 31, 2023, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	6,350,000	$0.04	0.1	$-
Granted	-	-	-	-
Forfeited or canceled	(2,600,000)	-	-	-
Outstanding, March 31, 2023	3,750,000	0.02	0.1	-
Exercisable, March 31, 2023	3,750,000	$0.02	0.1	$-

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	9,900,000	$0.02	0.7	$3,500
Granted	-	-	-	-
Forfeited or expired	(3,000,000)	-	-	-
Outstanding, March 31, 2023	6,900,000	0.05	0.7	7,573
Exercisable, March 31, 2023	6,900,000	$0.05	0.7	$7,573

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2023	2022
Net loss available for stockholders	$(385,761)	$(576,387)
Weighted average outstanding shares of common stock	695,938,773	579,627,649
Dilutive effect of stock options and warrants	-	-
Common stock and equivalents	695,938,773	579,627,649

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	March 31
	2023	2022
Stock options	4,000,000	4,000,000
Common stock warrants	36,250,000	53,964,285
Common stock issuable	494,697	494,697
Convertible notes	55,782,038	50,849,277
Convertible preferred stock	2,877,270	2,877,270
Total	99,404,005	112,185,529
Total exercisable at March 31	70,538,744	89,534,252

Note 9 – Subsequent Events

On April 20, 2023, the Company issued 5,000,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 on principal of $66,750.

On April 24, 2023, the Company issued 6,696,552 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $19,420 on principal of $66,750 and accrued interest of $2,670.

On May 1, 2023, the Company issued 5,555,556 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 on principal of $45,600.

On May 5, 2023, the Company issued 15,440,000 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $30,600 on principal of $45,600 and accrued interest of $1,824.

On May 5, 2023, the Company issued 10,000,000 shares of common stock to LGH Investments LLC upon conversion of $21,300 on principal of $825,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cool Technologies, Inc. and subsidiary, (“the Company” or “Cool Technologies” or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTech formed Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, Z3 Enterprises, and HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

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

As of March 31, 2023, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

The Company intends to commercialize its patents by integrating the thermal technologies and applications with Original Equipment Manufacturer (OEM) partners and by licensing them to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers.

We believe the benefits of our mobile power generation system are quickly realized once potential customers see it in operation. Public demonstrations of the eMGen systems began in April 2017. An inspection and performance demonstration for Mexican government officials and business leaders occurred in May 2018. Feedback from initial viewers resulted in more government officials and fruit growers coming to see the eMGen power equipment and to learn about the water purification options in March 2019. Even more officials and growers followed -- flying to St. Louis for a review in May 2019.

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

Craftsmen Industries was selected to produce the first systems due to their engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles and completed an initial production run vehicle two months later.

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

Through the efforts of its representatives in the country, the Company has been in contact with and in some cases made presentations to CONAQUA as well as cabinet secretaries, senators, representatives and deputies at the federal level; to governors, legislators, commissioners and municipal presidents at the state level and to mayors and county and local politicians in cities and towns beset by energy and water problems. Private entities such as distilleries, fruit growers, cattle rancher’s associations and mining companies have also requested information.

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

Introduction of options

During the fourth quarter of 2019, the Company has introduced options, which include an eMGen System that generates up to 200 kVA of electric power, water purification and desalination systems.

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

	Three months ended March 31,
	2023	2022	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Professional fees	27,384	93,217	(65,833)	(70.6)%
Payroll and related expenses	88,846	89,497	(651)	(0.7)%
Consulting	106,000	81,000	25,000	30.9%
General and administrative	9,480	25,796	(16,316)	(63.3)%
Research and development	4,964	4,964	--	0.0%
Total operating expenses	236,674	294,474	(57,800)	(19.6)%

Interest expense, net	(196,412)	(245,664)	49,252	20.0%
Change in fair value of derivative liability	47,077	(36,417)	83,494	(229.3)%

Net loss	(386,009)	(576,555)	190,546	(33.0)%

Less: Noncontrolling interest	(248)	(168)	(80)	47.6%

Net loss to shareholders	$(385,761)	$(576,387)	$190,626	(33.1)%

Revenues

During the three months ended March 31, 2023, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Professional fees decreased from $93,217 for the three months ended March 31, 2022 to $27,384 for the three months ended March 31, 2023. The decrease in professional fees reflects a decrease in legal fees due to the settlement of litigation and arbitration with PGC Investments, LLC.

Payroll and related expenses decreased from $89,497 for the three months ended March 31, 2022 to $88,846 for the three months ended March 31, 2023 due to a decrease in the Company’s portion of FICA and unemployment taxes.

Consulting expense increased from $81,000 for the three months ended March 31, 2022 to $106,000 for the three months ended March 31, 2023 due to normal operations.

General and administrative expenses decreased from $25,796 for the three months ended March 31, 2022 to $9,480 for the three months ended March 31, 2023 because health insurance was not provided for the entire period in 2023.

Research and development expenses remained the same totaling $4,964 for the three months ended March 31, 2023 and $4,964 for the three months ended March 31, 2022 as the Company continued to focus on the commercialization of the Company’s eMGen system.

Other Income and Expense

Interest expense decreased from $245,664 for the three months ended March 31, 2022 to $196,412 for the three months ended March 31, 2023 due to a reduction in amortization of debt discount. The change in fair value of derivative liability increased from a loss of $36,417 for the three months ended March 31, 2022 to a gain of $47,077 for the three months ended March 31, 2023 due to a decrease in derivative liabilities.

Net Loss and Noncontrolling interest

As Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On March 31, 2023, we had cash and cash equivalents of $142.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,923,717 and $7,792,632 on March 31, 2023, and December 31, 2022, respectively. The increase in negative working capital was due to increases in accounts payable, accrued interest payable, accrued liabilities - related party, and accrued payroll taxes. To that end, we owe approximately $1,082,107 for convertible notes that mature in the next nine months and we owe another $1,374,420 in notes payable and currently have another $1,078,500 in promissory notes in default. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the second quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023. As of March 31, 2023, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023.  As of March 31, 2023, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning December 21, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023.  On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On October 27, 2022,  the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640. On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $68,373. On December 28, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $71,355. On March 8, 2023, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $43,665. As of March 31, 2023, the remaining balance totaled $526,557.

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

May Convertible Note -- On May 23, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $35,000 will be due on May 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On November 25, 2022, the Company issued 3,521,127 shares of common stock to Sixth Street Lending LLC upon conversion of $25,000, leaving a principal balance remaining of $10,000. On November 30, 2022, the Company issued 1,594,366 shares of common stock to Sixth Street Lending LLC upon final conversion of $10,000 in principal and $1,320 in accrued interest. The note was then retired.

July Convertible Note -- On July 22, 2022, the Company signed a promissory note agreement with an accredited investor. It received $30,000 after an original issue discount of $3,200 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $56,200 will be due on July 22, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On January 27, 2023, the Company issued 2,352,941 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $56,200. On February 3, 2023, the Company issued 2,531,646 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $56,200. On February 14, 2023, the Company issued 2,673,623 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $18,448 on principal of $56,200 and accrued interest of $2,248. The note was then retired.

August Convertible Note -- On August 18, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on August 18, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On February 24, 2023, the Company issued 3,225,806 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $45,600. On March 2, 2023, the Company issued 4,570,667 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $27,424 on principal of $45,600 and accrued interest of $1,824. The note was then retired.

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 28, 2023, the Company issued 3,750,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $51,750. On March 30, 2023, the Company issued 5,263,158 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $31,750. As of March 31, 2023, the remaining balance totaled $31,750.

October Convertible Note -- On October 24, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on October 24, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2023, the remaining balance totaled $45,600.

October Convertible Note -- On October 31, 2022, the Company signed a promissory note agreement with an accredited investor. It received $20,000 after an original issue discount of $2,000. The total amount of $22,000 will be due on July 31, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and  a daily pen penalty of $100 will accrue until the default is remedied. As of March 31, 2023, the remaining balance totaled $23,600.

December Convertible Note -- On December 8, 2022, the Company signed a promissory note agreement with an accredited investor. It received $45,000 after an original issue discount of $2,900 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $50,900 will be due on December 8, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2023, the remaining balance totaled $50,900.

January Convertible Note -- On January 12, 2023, the Company signed a promissory note agreement with an accredited investor. It received $25,000 after an original issue discount of $1,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $29,700 will be due on January 12, 2024. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of March 31, 2023, the remaining balance totaled $29,700.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2023	2022
Net cash from operating activities	$(29,515)	$(168,002)
Net cash from investing activities	(585)	(25,073)
Net cash from financing activities	30,100	158,820

Net cash used by operating activities decreased due to a $190,546 reduction in the net loss from year to year and the $78,427 decrease in the amortization of debt discount which overwhelmed the smaller year to year increases in accounts payable, accrued interest payable, and accrued liabilities – related party. The decrease in net cash from investing activities was solely a result of the purchase of a small amount of intangible assets by the Company.  Cash provided by financing activities included debt borrowings of $112,730 during the first quarter of 2023 which was a $50,270 decrease from the debt borrowings of $163,000 during the first quarter of 2022. In addition, a $78,450 increase in payments on debt during the first quarter of 2023 was subtracted from the total net cash from financing activities during the same period.

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

Going Concern

The Company has incurred net losses of $61,506,468 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of March 31, 2023, we have $142 in cash and we owe $1,082,107 and $2,452,920 for convertible and promissory notes, respectively We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

Critical Accounting Estimates

The condensed consolidated financial statements and the accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, and expenses. Cool Technologies continually evaluates the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to the results of operations and financial position are discussed in the Annual Report on Form 10-K for the year ended December 31, 2022 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of March 31, 2023, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s three officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2023.

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

On February 14, 2023, the Company issued 2,673,623 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $18,448 on principal of $56,200.

On February 24, 2023, the Company issued 3,225,806 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000 on principal of $45,600.

On March 2, 2023, the Company issued 4,570,667 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $27,424 on principal of $45,600.

On March 8, 2023, the Company issued 7,500,000 shares of common stock to LGH Investments LLC upon conversion of $43,665.

On March 28, 2023, the Company issued 3,750,000 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $15,000 on principal of $66,750.

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

Cool Technologies, Inc.

Dated: May 22, 2023	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: May 22, 2023	By:	/s/ Judson Bibb
Judson Bibb
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

