Form 10-Q
period 2023-06-30
COOL TECHNOLOGIES, INC.
filed 2023-08-21
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 15, 2023, there were 837,372,212 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$142	$142
Inventory	256,197	385,352
Prepaid expenses and other assets	344,250	344,250
Total current assets	600,589	729,744
Intangibles	298,019	295,874
Equipment, net	7,576	17,504
Total assets	$906,184	$1,043,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,862,974	$1,673,773
Accrued interest payable	1,599,623	1,440,440
Accrued liabilities – related party	1,106,089	902,095
Accrued payroll taxes	318,139	304,487
Customer deposits – related party	400,000	400,000
Debt, current portion, net of debt discount	3,526,328	3,644,627
Derivative liability	25,797	156,954
Total current liabilities	8,838,950	8,522,376

Debt, long-term portion	8,814	9,075
Total liabilities	8,847,764	8,531,451

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 issued and outstanding	-	-
Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 784,164,540 and 683,450,744 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	784,165	683,451
Additional paid-in capital	53,290,021	52,935,453
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(62,028,744)	(61,120,707)
Non-controlling interest	(56,860)	(56,364)
Total stockholders’ deficit	(7,941,580)	(7,488,329)

Total liabilities and stockholders’ deficit	$906,184	$1,043,122

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Consulting	80,000	155,894	186,000	236,894
Payroll and related expenses	97,424	88,862	186,270	178,359
Professional fees	90,561	38,660	117,945	131,877
General and administrative	35,351	32,252	44,831	58,048
Research and development	4,964	4,963	9,928	9,927
Total operating expenses	308,300	320,631	544,974	615,105

Operating loss	(308,300)	(320,631)	(544,974)	(615,105)

Other income (expense):
Interest expense, net	(167,674)	(141,638)	(364,086)	(387,302)
Change in fair value of derivative liability	(35,066)	(115,167)	12,011	(151,584)
Loss on sale of inventory	(11,484)	-	(11,484)	-
Loss on settlement of debt	-	(14,495)	-	(14,495)

Net loss	(522,524)	(591,931)	(908,533)	(1,168,486)
Less: Noncontrolling interest in net loss	744	1,221	496	1,053

Net loss to shareholders	$(521,780)	$(590,710)	$(908,037)	$(1,167,433)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	755,176,551	604,983,206	726,048,583	597,868,889

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total

March 31, 2022	2,727,273	$2,727	600,011,840	$600,012	$51,902,978	$58,670	$8,441	$(59,853,471)	$(56,364)	$(7,337,007)
Debt converted	-	-	10,037,118	10,037	244,938	-	-	-	-	254,975
Stock issued for debt	-	-	1,500,000	1,500	23,550	-	-	-	-	25,050
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(591,931)	-	(591,931)
Noncontrolling interest	-	-	-	-	-	-	-	1,221	(1,221)	-
June 30, 2022	2,727,273	$2,727	611,548,958	$611,549	$52,171,466	$58,670	$8,441	$(60,444,181)	$(57,585)	$(7,648,913)

March 31, 2023	2,727,273	$2,727	715,318,585	$715,319	$53,158,152	$58,670	$8,441	$(61,506,468)	$(56,612)	$(7,619,771)
Debt converted	-	-	68,845,955	68,846	131,869	-	-	-	-	200,715
Net loss	-	-	-	-	-	-	-	(522,524)	-	(522,524)
Noncontrolling interest	-	-	-	-	-	-	-	248	(248)	-
June 30, 2023	2,727,273	$2,727	784,164,540	$784,165	$53,290,021	$58,670	$8,441	$(62,028,744)	$(56,860)	$(7,941,580)

December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)
Stock issued with debt	-	-	1,500,000	-	-	-	-	-	-	-
Debt converted	-	-	22,161,766	23,662	597,932	-	-	-	-	621,594
Net loss	-	-	-	-	-	-	-	(1,168,486)	-	(1,168,486)
Noncontrolling interest	-	-	-	-	-	-	-	1,053	(1,053)	-
June 30, 2022	2,727,273	$2,727	611,548,958	$611,549	$52,171,466	$58,670	$8,441	$(60,444,181)	$(57,585)	$(7,648,913)

December 31, 2022	2,727,273	$2,727	683,450,744	$683,451	$52,935,453	$58,670	$8,441	$(61,120,707)	$(56,364)	$(7,488,329)
Debt converted	-	-	100,713,796	100,714	354,568	-	-	-	-	455,282
Net loss	-	-	-	-	-	-	-	(908,533)	-	(908,533)
Noncontrolling interest	-	-	-	-	-	-	-	496	(496)	-
June 30, 2023	2,727,273	$2,727	784,164,540	$784,165	$53,290,021	$58,670	$8,441	$(62,028,744)	$(56,860)	$(7,941,580)

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
Operating Activities:
Net loss	$(908,533)	$(1,168,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settlement	-	14,495
Change in fair value of derivative liability	(12,011)	151,584
Amortization of debt discount	180,416	229,297
Depreciation expense	9,928	9,927
Changes in operating assets and liabilities:
Inventory	129,155	(12,508)
Accounts payable	189,201	117,145
Accrued interest payable	167,749	155,667
Accrued liabilities – related party	203,994	51,061
Accrued payroll taxes	13,652	32,206
Net cash from operating activities	(26,449)	(419,612)

Investing Activities:
Intangible assets	(2,145)	(25,392)
Net cash from investing activities	(2,145)	(25,392)

Financing Activities:
Proceeds from debt	172,175	398,000
Payments on debt	(143,581)	(11,087)
Net cash from financing activities	28,594	386,913

Net (decrease) increase in cash	-	(58,091)

Cash, beginning of period	142	72,391

Cash, end of period	$142	$14,300

Cash paid for:
Interest	$24,487	$13,998
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$308,685	$596,544
Stock and warrants issued with debt	$-	$25,050
Derivative liability offset by debt discount	$14,455	$159,259

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Cool Technologies, Inc. and its subsidiary, (“the Company” or “Cool Technologies” or “CoolTech”) was incorporated in the State of Nevada in July 2002. In April 2014, CoolTech formed Ultimate Power Truck, LLC (“Ultimate Power Truck” or “UPT”), of which the Company owns 95% and a shareholder of Cool Technologies owns 5%. Cool Technologies was formerly known as Bibb Corporation, Z3 Enterprises, and HPEV, Inc. On August 20, 2015, the Company changed its name to Cool Technologies, Inc.

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

The Company believes that its proprietary technologies, including the patent portfolio and trade secrets, can help increase efficiency and positively affect manufacturing cost structure in several large industries beginning with motors/generators and fleet vehicles. The markets for products utilizing the technologies include consumer, industrial, agricultural and military markets in the U.S. and worldwide.

As of June 30, 2023, the Company has seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2023, have been derived from unaudited financial information. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $62,028,744 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Note 3 – Debt

Debt consists of the following:

	June 30, 2023	December 31, 2022
Notes payable	$1,359,000	$1,362,050
Notes payable in default	1,078,500	1,078,500
Convertible notes payable	949,357	1,232,872
Vehicle financing	17,627	25,158
Advances from related parties	70,906	56,462
Note payable – UPT minority owner	100,000	100,000
	3,575,390	3,855,042
Debt discount	(40,248)	(201,340)
	3,535,142	3,653,702
Less: current portion	3,526,328	3,644,627
Long-term portion	$8,814	$9,075

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

On June 9, 2022, the Company entered into a promissory note agreement with an accredited investor. It issued 1,500,000 commitment shares of restricted common stock and received $150,000 after an original issue discount of $26,471. The total amount due encompasses principal of $176,471 plus guaranteed interest at 10% per annum for 12 months. Payments on principal and guaranteed interest begin on November 9, 2022 for seven equal installments of $27,731 until paid in full no later than June 9, 2023, the maturity date. A portion or all of the principal amount and guaranteed interest may be pre-paid at any time without penalty or premium.  In the event of default, the interest rate will increase to 18% or the maximum rate permitted by law and shall be applied to all unpaid principal and interest.  At the note holder’s election, the default amount shall be immediately due and payable in cash or converted into shares of the Company’s common stock. The conversion price of this note is 90% of the lowest VWAP during the ten trading days before the conversion. Unlike convertible notes, the principal and guaranteed interest are only convertible following an event of default. On May 6, 2023, the Company paid the last of seven installments and the note was retired.

On January 11, 2023, the Company signed a promissory note agreement with an accredited investor for $30,000.  The note bears an interest rate of 0% and shall be paid in full by July 10, 2023. On July 9, 2023, the investor amended the agreement, extending the maturity date through August 31, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On February 15, 2023, the Company signed a promissory note agreement with an accredited investor. It received $28,000.  The note bears an interest rate of 0% and shall be paid in full by August 14, 2023. On July 26, 2023, the investor amended the agreement, extending the maturity date through August 31, 2023.  In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On March 6, 2023, the Company signed a promissory note agreement with an accredited investor. It received $30,000.  The note bears an interest rate of 0% and shall be paid in full by September 2, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On May 15, 2023, the Company signed a promissory note agreement with an accredited investor. It received $35,000.  The note bears an interest rate of 0% and shall be paid in full by November 11, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

Convertible notes payable

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through August 31, 2023.  As of June 30, 2023, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through August 31, 2023. As of June 30, 2023, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning December 21, 2021, the investor has amended the agreement, extending the maturity date through August 31, 2023.  On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On October 27, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640. On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $68,373. On December 28, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $71,355. On March 8, 2023, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $43,665. On May 5, 2023, the Company issued 10,000,000 shares of common stock to LGH Investments LLC upon conversion of $21,300.  As of June 30, 2023, the remaining balance totaled $505,257.

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

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 28, 2023, the Company issued 3,750,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $51,750. On March 30, 2023, the Company issued 5,263,158 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $31,750. On April 20, 2023, the Company issued 5,000,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $30,600. On April 24, 2023, the Company issued 6,696,552 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $16,750 in principal and $2,670 in accrued interest. The note was then retired.

October Convertible Note -- On October 24, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,600 after an original issue discount of $2,000 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on October 24, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 1, 2023, the Company issued 5,555,556 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $30,600. On May 5, 2023, the Company issued 15,440,000 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $30,600 in principal and $1,824 in accrued interest. The note was then retired.

October Convertible Note -- On October 31, 2022, the Company signed a promissory note agreement with an accredited investor. It received $20,000 after an original issue discount of $2,000. The total amount of $22,000 will be due on July 31, 2023. On July 24, 2023, the investor amended the agreement, extending the maturity date through August 31, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of June 30, 2023, the remaining balance totaled $23,600.

December Convertible Note -- On December 8, 2022, the Company signed a promissory note agreement with an accredited investor. It received $45,000 after an original issue discount of $2,900 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $50,900 will be due on December 8, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On June 13, 2023, the Company issued 11,538,462 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $30,600. On June 28, 2023, the Company issued 14,615,385 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $19,000 in principal. As of June 30, 2023, the remaining principal balance totaled $16,900.

January Convertible Note -- On January 12, 2023, the Company signed a promissory note agreement with an accredited investor. It received $25,000 after an original issue discount of $1,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $29,700 will be due on January 12, 2024. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2023, the remaining balance totaled $29,700.

Test Vehicle Financing

In July 2018, CoolTech traded in one test vehicle and purchased another bearing an interest rate of 9.92% payable in monthly installments of $838 over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable in monthly installments of $836 over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	25,400,000	$0.05	1.3	$25,600
Granted	--		--	--
Forfeited or expired	--		--	--
Exercised	--	--	--	--
Outstanding, June 30, 2023	25,400,000	0.05	1.1	--
Exercisable, June 30, 2023	25,400,000	$0.05	1.1	$--

Transactions with Related Parties

The advances from related parties in the amounts of $70,906 and $56,462 as of June 30, 2023 and December 31, 2022, respectively, are held by two of the Company’s officers and the estate of a former officer. They relate to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The terms of the note have not been finalized.

Future contractual maturities of debt are as follows:

Year ending December 31,

2023	$3,566,576
2024	8,814
$3,575,390

Note 4 – Derivative Liability

Under the terms of the December 2022 and January 2023 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Volatility	148.4-157.6%
Risk-free interest rate	5.47%
Expected life (years)	0.44–0.54
Dividend yield	--

Changes in the derivative liability were as follows:

	Six Months Ended June 30, 2023
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2022	$-	$-	$156,954	$156,954
Conversions of convertible debt	-	-	(131,449)	(131,449)
Issuance of convertible debt and other derivatives	-	-	12,303	12,303
Change in fair value	-	-	(12,011)	(12,011)
Convertible debt and other derivative liabilities at June 30, 2023	$-	$-	$25,797	$25,797

	Six Months Ended June 30, 2022
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2021	$-	$-	$175,915	$175,915
Conversions of convertible debt	-	-	(277,007)	(277,007)
Issuance of convertible debt and other derivatives	-	-	164,582	164,582
Change in fair value	-	-	151,584	151,584
Convertible debt and other derivative liabilities at June 30, 2022	$-	$-	$215,074	$215,074

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of June 30, 2023 and December 31, 2022, $50,000 is still due, which is included within accounts payable on the condensed consolidated balance sheets.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts escrowed, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of June 30, 2023 and December 31, 2022.

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

Common Stock

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of June 30, 2023 and December 31, 2022, there were 494,697 shares of common stock to be issued.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of June 30, 2023, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	6,350,000	$0.04	0.1	$--
Granted	--	--	--	--
Forfeited or canceled	(2,600,000)	--	--	--
Outstanding, June 30, 2023	3,750,000	0.02	0.1	--
Exercisable, June 30, 2023	3,750,000	$0.02	0.1	$--

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	9,900,000	$0.02	0.7	$3,500
Granted	--	--	--	--
Forfeited or expired	(3,000,000)	--	--	--
Outstanding, June 30, 2023	6,900,000	0.05	0.7	7,573
Exercisable, June 30, 2023	6,900,000	$0.05	0.7	$7,573

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net loss available for shareholders	$(521,780)	$(590,710)	$(908,037)	$(1,167,433)
Weighted average outstanding shares of common stock	755,176,551	606,812,747	726,048,583	599,967,230
Dilutive effect of stock options and warrants	-	-	-	-
Common stock and equivalents	755,176,551	606,812,747	726,048,583	599,967,230

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	June 30
	2023	2022
Stock options	4,000,000	4,000,000
Common stock warrants	36,250,000	53,964,285
Common stock issuable	494,697	494,697
Convertible notes	57,119,239	79,267,277
Convertible preferred stock	2,877,270	2,877,270
Total	100,741,206	140,603,529
Total exercisable at June 30	80,081,450	86,534,252

Note 9 – Subsequent Events

On July 20, 2023, the Company issued 17,780,282 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $16,900 on principal of $50,900 and accrued interest of $2,036.

On August 2, 2023, the Company issued 17,647,059 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 on principal of $29,700.

August 10, 2023, the Company issued 18,691,765 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of  $14,700 on principal of $29,700 and accrued interest of $1,188.

Effective August 15, 2023, Steven Wilburn resigned from the Board of Directors of Cool Technologies, Inc. for health reasons. He will remain a member of the Company’s Board of Advisors.

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

The Company has developed a mobile power generation system (eMGen) that enables work trucks to generate electric power by running an in-chassis generator (or large external generator on Class 4 to 8). The eMGen system can be installed onto new and existing global truck platforms. CoolTech intends to market and sell the mobile power generation systems to government, commercial and fleet vehicle owners as well as original equipment manufacturers and individual users. Sales are expected to occur through the direct efforts of the Company, its sales agents and its joint venture partners. CoolTech may also license the eMGen system as well.

The markets targeted include consumer, agricultural, infrastructure, industrial, energy, mining services, military and emergency responders, both in the U.S. and worldwide.

CoolTech has also developed heat dispersion technologies based on proprietary composite heat structures and heat pipe architecture in various product platforms such as electric motors, pumps, turbines, bearings and vehicle controls as well as automobile, truck, motorcycle and battery components. In preparation, CoolTech has applied for trademarks for a brand name for its mobile power generation system and for one of its technologies and its acronym. Cool Technologies currently owns two trademarks: eMGen and TEHPC (Totally Enclosed Heat Pipe Cooled).

When a generator is enhanced by CoolTech’s patented thermal technologies, it should be able to output more power than any other generator of its size on the market. That’s because third party testing has demonstrated that the cooling provided by the thermal technologies can help increase the efficiency of electric motors. Simply put, the Company has achieved liquid cooled power densities in a totally enclosed, air cooled package.

Furthermore, management believes that the technologies will increase the lifespan as well as help meet regulatory emissions standards for electric motors and other heat producing equipment and components. The simplicity of the patented radial vent heat pipe architecture as well as the fact that it provides effective new applications for existing manufacturing processes should enhance the cost structure in several large industries including motor/generator and engine manufacturing.

As of June 30, 2023, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

The Company intends to commercialize its patents by integrating the thermal technologies and applications with Original Equipment Manufacturer (OEM) partners and by licensing them to electric motor, generator, pump and vehicle component (brake, resistor, caliper) manufacturers.

We believe the benefits of our mobile power generation system will be quickly realized once potential customers see it in operation. Public demonstrations of the eMGen systems began in April 2017. An inspection and performance demonstration for Mexican government officials and business leaders occurred in May 2018. Feedback from initial viewers resulted in more government officials and fruit growers coming to see the eMGen power equipment and to learn about the water purification options in March 2019. Even more officials and growers followed -- flying to St. Louis for a review in May 2019.

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

Craftsmen Industries was selected to produce the first systems due to their engineering capabilities and extensive facilities. In January 2019, it began production on the initial vehicles and completed an initial production run vehicle two months later. In anticipation of the successful completion of one of the Company’s funding initiatives (some of which is detailed below), the company has reaffirmed its relationship with Craftsmen in 2023. If funding arrives, the   Company plans to produce 3 platforms of its mobile power systems at their facilities.

We have not generated any revenues to date. Consequently, there can be no assurances that the Company will be able to generate new orders, fulfill the existing ones, or address all the requirements of all the interested parties.

Management is pursuing various financing alternatives, based upon a third-party assessment of the historically demonstrated or contractually committed profit-earning capacities of our IP. We see this as the best path forward for non-dilutive funding.

To that end, on December 31, 2022, Cool Technologies, Inc. and 3&1 Capital Partners, LLC, updated their non-binding Memorandum of Terms for Debt Financing pursuant to which the Company is now due to receive gross proceeds of at least $15 million minus administration and origination fees as well as other expenses. The debt financing will be structured as a promissory note with a security interest.  The first priority security interest will encompass all intellectual property (“IP”) owned by the Company on the closing date and all intellectual property acquired by or issued to the Company during the term of the 48-month note. Also included as collateral are all equipment and contracts related to the IP.

Pursuant to the Memorandum, the Company agreed to a cash prepayment equal to 24 months of interest that will fund an Interest Escrow Account from the proceeds. The 24 months of the prepayment interest shall be considered earned and nonrefundable.

Monthly interest payments based on a term loan rate of 6.15% per annum will be debited from the prepayment Interest Escrow Amount on the first day of the month for 24 months. One month later, the Company shall commence making 23 equal payments of principal and accrued and unpaid interest on the first day of the month. A final payment of all unpaid principal and accrued and unpaid interest shall be due on the Maturity Date.

For the first twenty-four months of the loan, the Company agreed to apply at least 25% of the profits from all sales, purchase orders, or any other revenue-generating transactions to the outstanding principal and interest, and then 50%, thereafter, until its obligations have been satisfied.

Since the signing of the Memorandum, definitive documents have been drawn up and additional financing instruments have been created and packaged. Central to the provision of the funds is the successful underwriting of the financial instruments. Buyers have signed subscription agreements.  In addition, Cool Technologies and 3&1 Capital Partners have polished and perfected the final funding documents.  As the signing of subscription agreements are definitive actions, the Company will likely receive some, if not all, of the funds promised.

The sales of A rated bond offerings by 3&1 are on-going and involve a number of commercial banks, investment banks and private wealth management firms. The process often involves months of extensive due diligence, document production and legal reviews followed by collateralization of assets or asset transfers; insurance, bank and regulatory approvals; and lines of credit negotiations. Delays, revisions, reconsiderations and rejections can hamper, slow, suspend or terminate an offering. Currently, 3&1 has a least 5 paths to funding in various stages of progress.

In addition, Cool Technologies is pursuing non-dilutive funding agreements with at least two other entities. One of which is fully insured and supported by personal guarantees of cash, real estate, and personal assets.

The Company is also negotiating four joint ventures targeting electric vehicle charging, generator manufacturing, the US military and the oil, gas and mining industries. Grants offered by the Department of Energy and the Department of Defense are also being pursued through strategic alliances with retired first responders and military personnel and/or minority owned businesses.

Purchase orders from any of the joint venture partners would provide the Company with funding in excess of $1 million dollars. The rest of the offerings and agreements noted above could provide much more.

If funding is received, it will initially be used to complete the production of three vehicle platforms that will serve as demos and order generation catalysts for mobile electric power, power and water, and electric vehicle charging infrastructure. In addition, the vehicles will showcase the capabilities and benefits of the Company’s thermal dispersion and power generation technologies and, conceivably, stimulate interest in licensing opportunities.

While the Company awaits funding, it has continued to expand its contacts with potential clients -- meeting with government agencies, emergency responders and city officials as well as military engineers and procurement specialists. Specifications for custom applications have been noted and preliminary designs drawn up.

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

Recent Developments

Amendment of Series B Preferred Stock

On October 31, 2016, the Company filed an amended and restated Series B Preferred Stock Certificate of Designation (which was originally filed with the Secretary of State of Nevada on April 19, 2016 and amended on August 12, 2016) to designate 3,636,360 shares as Series B Preferred Stock and to provide for supermajority 66 2/3% voting rights for the Series B Preferred Stock. The Series B Preferred Stock will not bear dividends, will not be entitled to receive any distributions in the event of any liquidation, dissolution or winding up of the Company, and will have no other preferences, rights, restrictions, or qualifications, except as otherwise provided by law or the articles of incorporation of the Company. The holders of Class B Stock shall have the right, at such holder’s option, at any time to convert such shares into common stock, in a conversion ratio of one share of common stock for each share of Class B Stock. If the common stock trades or is quoted at a price per share in excess of $2.25 for any twenty consecutive day trading period, (subject to appropriate adjustment for forward or reverse stock splits, recapitalizations, stock dividends and the like), the Series B Stock will automatically be convertible into the common stock in a conversion ratio of one share of common stock for each share of Series B Stock. The Series B Stock may not be sold, hypothecated, transferred, assigned or disposed of without the prior written consent of the Company and the holders of the outstanding Series B Preferred Stock.

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

As the number of natural disasters (severe storms, extreme heat, flooding, droughts and wildfires as well as tropical,  subtropical, and extratropical cyclones) increase in frequency and intensity, the Company sees increasing opportunities for mobile power generation particularly for medium and high voltage outputs.

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

Consider the solar-powered generator system with a built-in water purification unit that makes seawater desalination sustainable. The system pumps and purifies up to 3,000 gallons per day and interfaces with CoolTech’s eMGen system for 24-hour operation. The solar panels collapse and fold together, so the entire system fits easily in the bed of a work truck. It can be set up and operated anywhere a four-wheel drive vehicle can reach. All of these systems are patent protected and cross licensed to each of the three companies.

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

	Three months ended June 30,
	2023	2022	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	80,000	155,894	(75,894)	(48.7)%
Payroll and related expenses	97,424	88,862	8,562	9.6%
Professional fees	90,561	38,660	51,901	134.2%
General and administrative	35,351	32,252	3,099	9.6%
Research and development	4,964	4,963	1	0.0%
Total operating expenses	308,300	320,631	(12,331)	(3.8)%

Interest expense, net	(167,674)	(141,638)	(26,036)	18.4%
Change in fair value of derivative liability	(35,066)	(115,167)	80,101	(69.6)%
Loss on sale of inventory	(11,484)	--	(11,484)	100.0%
Loss on settlement of debt	--	(14,495)	14,495	(100.0)%

Net loss	(522,524)	(591,931)	69,407	(11.7)%

Less: Noncontrolling interest	744	1,221	(477)	(39.1)%

Net loss to shareholders	$(521,780)	$(590,710)	$68,930	(11.7)%

	Six months ended June 30,
	2023	2022	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	186,000	236,894	(50,894)	(21.5)%
Payroll and related expenses	186,270	178,359	7,911	4.4%
Professional fees	117,945	131,877	(13,932)	(10.6)%
General and administrative	44,831	58,048	(13,217)	(22.8)%
Research and development	9,928	9,927	1	0.0%
Total operating expenses	544,974	615,105	(70,131)	(11.4)%

Interest expense, net	(364,086)	(387,302)	23,216	(6.0)%
Change in fair value of derivative liability	12,011	(151,584)	163,595	(107.9)%
Loss on sale of inventory	(11,484)	--	(11,484)	(100.0)%
Loss on settlement of debt	--	(14,495)	14,495	(100.0)%

Net loss	(908,533)	(1,168,486)	259,953	(22.2)%

Less: Noncontrolling interest	496	1,053	(557)	(52.9)%

Net loss to shareholders	$(908,037)	$(1,167,433)	$259,936	(22.2)%

Revenues

During the three months ended June 30, 2023, and since inception, the Company has not generated any revenues. Cool Technologies generated its first Mobile Generation order during the quarter ended June 30, 2014 and received a partial deposit in advance of completing the sale with companies controlled by the individual who is a 5% owner of UPT and a shareholder of the Company. The order is in the production queue along with other existing orders.

Operating Expenses

Consulting expense decreased from $155,894 for the three months ended June 30, 2022 to $80,000 for the three months ended June 30, 2023 and during the six months ended June 30 from $236,894 in 2022 to $186,000 in 2023. The primary reason for the decrease during both periods was that as of April 2023, due to the death of Quentin Ponder, the Company stopped accruing payments to Summit Management. In addition, there was a one-time payment of $10,500 to a funding consultant during the second quarter of 2022.

Payroll and related expenses increased from $88,862 for the three months ended June 30, 2022 to $97,424 for the three months ended June 30, 2023 and during the six months ended June 30 from $178,359 in 2022 to $186,270 in 2023 due to an increase in the salary accrued for one of the officers.

Professional fees increased from $38,660 for the three months ended June 30, 2022 to $90,561 for the three months ended June 30, 2023, yet they decreased during the six months ended June 30 from $131,877 in 2022 to $117,945 in 2023. The increase in professional fees during the three month period reflects the timing of an invoice to the auditors for their services on the Company’s annual report. The decrease in professional fees during the six month period reflects a decrease in legal fees due to reduced activity leading up to the settlement of the litigation and arbitration with PGC Investments, LLC.

General and administrative expenses increased by $3,099 from $32,252 for the three months ended June 30, 2022 to $35,351 for the three months ended June 30, 2023. They decreased during the six months ended June 30 from $58,048 in 2022 to $44,831 in 2023 due primarily to a reduction in the services provided by the Company’s transfer agent which resulted in a reduction in fees charged.

Research and development expenses remained the same for the respective periods during both years. For the three months ended June 30, 2022, it totaled $4,963 and for the three months ended June 30, 2023, it totaled $4,964. For the six months ended June 30, 2022 and 2023, it totaled $9,927 and $9,928, respectively, as the Company continued to focus on the commercialization of the Company’s eMGen system.

Other Income and Expense

Interest expense increased from $141,638 for the three months ended June 30, 2022 to $167,674 for the three months ended June 30, 2023 and decreased during the six months ended June 30 from $387,302 in 2022 to $364,086 in 2023 due to a variance in the amortization of the debt discount during their respective time periods covered. Specifically, there was more amortization of debt discount in the first quarter of 2022 and more amortization during the second quarter of 2023.   The change in fair value of derivative liability decreased from  $115,167 for the three months ended June 30, 2022 to $35,066 for the three months ended June 30, 2023 and during the six months ended June 30 from $151,584 to ($12,011) due to a reduction in derivative liabilities and stock price.

Net Loss and Noncontrolling interest

As Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On June 30, 2023, we had cash and cash equivalents of $142.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $8,238,361 and $7,792,632 on June 30, 2023 and December 31, 2022, respectively. The increase in negative working capital was due to increases in accounts payable, accrued interest payable, accrued liabilities - related party, and accrued payroll taxes. To that end, we owe approximately $949,357 for convertible notes that mature in the next nine months and we owe another $1,359,000 in notes payable and currently have another $1,078,500 in promissory notes in default. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the third quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023. As of June 30, 2023, the remaining balance totaled $169,950.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023.  As of June 30, 2023, the remaining balance totaled $297,000.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning December 21, 2021, the investor has amended the agreement, extending the maturity date through June 15, 2023.  On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On October 27, 2022,  the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640. On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $68,373. On December 28, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $71,355. On March 8, 2023, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $43,665. As of June 30, 2023, the remaining balance totaled $526,557.

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

September Convertible Note -- On September 21, 2022, the Company signed a promissory note agreement with an accredited investor. It received $60,000 after an original issue discount of $3,750 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $66,750 will be due on September 21, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On March 28, 2023, the Company issued 3,750,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $51,750. On March 30, 2023, the Company issued 5,263,158 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $20,000, leaving a principal balance remaining of $31,750. On April 20, 2023, the Company issued 5,000,000 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $30,600. On April 24, 2023, the Company issued 6,696,552 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $16,750 in principal and $2,670 in accrued interest. The note was then retired.

October Convertible Note -- On October 24, 2022, the Company signed a promissory note agreement with an accredited investor. It received $40,000 after an original issue discount of $2,600 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $45,600 will be due on October 24, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On May 1, 2023, the Company issued 5,555,556 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $30,600. On May 5, 2023, the Company issued 15,440,000 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $30,600 in principal and $1,824 in accrued interest. The note was then retired.

October Convertible Note -- On October 31, 2022, the Company signed a promissory note agreement with an accredited investor. It received $20,000 after an original issue discount of $2,000. The total amount of $22,000 will be due on July 31, 2023. On July 24, 2023, the investor amended the agreement, extending the maturity date through August 31, 2023.After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and  a daily pen penalty of $100 will accrue until the default is remedied. As of June 30, 2023, the remaining balance totaled $23,600.

December Convertible Note -- On December 8, 2022, the Company signed a promissory note agreement with an accredited investor. It received $45,000 after an original issue discount of $2,900 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $50,900 will be due on December 8, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On June 13, 2023, the Company issued 11,538,462 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $30,600. On June 28, 2023, the Company issued 14,615,385 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $19,000 in principal. As of June 30, 2023, the remaining principal balance totaled $16,900.

January Convertible Note -- On January 12, 2023, the Company signed a promissory note agreement with an accredited investor. It received $25,000 after an original issue discount of $1,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $29,700 will be due on January 12, 2024. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. As of June 30, 2023, the remaining balance totaled $29,700.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2023	2022
Net cash from operating activities	$(26,449)	$(419,612)
Net cash from investing activities	(2,145)	(25,392)
Net cash from financing activities	28,594	386,913

Net cash used by operating activities decreased due to a $259,953 reduction in the net loss from year to year as increases for  accounts payable, accrued interest payable, accrued payroll taxes and accrued liabilities – related party overwhelmed decreases in change in fair value of derivative liability, amortization of debt discount as well as inventory. The decrease in net cash outflow for investing activities was a result of a reduction in payments to the Company’s patent attorneys compared to the previous year.  Cash provided by financing activities included debt borrowings of $172,175 during the first two quarters of 2023 which was a $225,825 decrease from the debt borrowings of $398,000 during the first two quarters of 2022. In addition, a $132,494 increase in payments on debt during the first quarter of 2023 was subtracted from the total net cash from financing activities during the same period.

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

Going Concern

The Company has incurred net losses of $62,028,744 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of June 30, 2023, we have $142 in cash and we owe approximately $949,357 for convertible notes, $1,359,000 in notes payable and currently have another $1,078,500  in promissory notes in default. We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of June 30, 2023, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s two officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2023.

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

On April 24, 2023, the Company issued 6,692,552 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $19,420 on principal of $66,750.

On May 1, 2023, the Company issued 5,555,556 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 on principal of $45,600.

On May 5, 2023, the Company issued 15,440,000 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $32,424 on principal of $45,600.

On May 5, 2023, the Company issued 10,000,000 shares of common stock to LGH Investments LLC upon conversion of $21,300 on principal of $825,000.

On June 13, 2023, the Company issued 11,538,462 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 on principal of $50,900.

On June 28, 2023, the Company issued 14,615,385 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $19,000 on principal of $50,900.

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

Cool Technologies, Inc.

Dated: August 21, 2023	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: August 21, 2023	By:	/s/ Judson Bibb
Judson Bibb
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

