Form 10-Q
period 2023-09-30
COOL TECHNOLOGIES, INC.
filed 2023-11-20
CIK 1399352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, there were 862,372,212 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$6,838	$142
Inventory	256,197	385,352
Prepaid expenses and other assets	344,250	344,250
Total current assets	607,285	729,744
Intangibles	305,805	295,874
Equipment, net	2,614	17,504
Total assets	$915,704	$1,043,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,908,294	$1,673,773
Accrued interest payable	1,679,124	1,440,440
Accrued liabilities – related party	1,181,979	902,095
Accrued payroll taxes	326,935	304,487
Customer deposits – related party	400,000	400,000
Debt, current portion, net of debt discount	3,522,437	3,644,627
Derivative liability	-	156,954
Total current liabilities	9,018,769	8,522,376

Debt, long-term portion	125,000	9,075
Total liabilities	9,143,769	8,531,451

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Preferred stock Series A, $0.001 par value; 410 shares authorized; 3 issued and outstanding	-	-
Preferred stock Series B, $0.001 par value; 3,636,360 shares authorized; 2,727,270 issued and outstanding	2,727	2,727
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 838,283,646 and 683,450,744 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	838,284	683,451
Additional paid-in capital	53,317,825	52,935,453
Common stock issuable	58,670	58,670
Common stock held in escrow	8,441	8,441
Accumulated deficit	(62,397,152)	(61,120,707)
Non-controlling interest	(56,860)	(56,364)
Total stockholders’ deficit	(8,228,065)	(7,488,329)

Total liabilities and stockholders’ deficit	$915,704	$1,043,122

See accompanying notes to condensed consolidated unaudited financial statements.

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Consulting	99,500	112,500	285,500	349,394
Payroll and related expenses	95,270	87,726	281,540	266,085
Professional fees	44,083	35,176	162,028	167,053
General and administrative	1,778	20,442	46,608	78,543
Research and development	4,962	4,963	14,890	14,890
Total operating expenses	245,593	260,807	790,566	875,965

Operating loss	(245,593)	(260,807)	(790,566)	(875,965)

Other income (expense):
Interest expense, net	(124,809)	(263,139)	(488,896)	(651,441)
Change in fair value of derivative liability	(6,302)	31,707	5,709	(119,877)
Loss on sale of inventory	-	-	(11,484)	-
Gain (loss) on settlement of debt	-	10,360	-	(4,135)
Other income	8,296	-	8,296	-

Net loss	(368,408)	(481,879)	(1,276,941)	(1,651,418)
Loss: noncontrolling interest in net loss	-	270	496	783

Net loss to shareholders	$(368,408)	$(482,149)	$(1,276,445)	$(1,650,635)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	819,025,882	623,337,586	760,217,360	607,994,179

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Held in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Issuable	Escrow	Deficit	Interest	Total
Balance at December 31, 2021	2,727,273	$2,727	587,887,192	$587,887	$51,573,534	$58,670	$8,441	$(59,276,748)	$(56,532)	$(7,102,021)
Debt converted	-	–	50,777,483	50,778	977,506	−	−	−	−	1,028,284
Stock Issued with Debt	−	−	1,550,000	1,550	24,355	−	−	−	−	25,905
Net loss	−	−	−	−	−	−	−	(1,650,635)	−	(1,650,635)
Noncontrolling interest	−	−	−	−	−	−	−	783	(783)	−
Balance at September 30, 2022	2,727,273	$2,727	640,214,675	$640,215	$52,575,395	$58,670	$8,441	$(60,926,600)	$(57,315)	$(7,698,467)

Balance at December 31, 2022	2,727,273	$2,727	683,450,744	$683,451	$52,935,453	$58,670	$8,441	$(61,120,707)	$(56,364)	$(7,488,329)
Debt converted	−	−	154,832,902	154,833	382,372	−	−	−	−	537,205
Net loss	−	−	−	−	−	−	−	(1,276,941)	−	(1,276,941)
Noncontrolling interest	−	−	−	−	−	−	−	496	(496)	−
Balance at September 30, 2023	2,727,273	$2,727	838,283,646	$838,284	$53,317,825	$58,670	$8,441	$(62,397,152)	$(56,860)	$(8,228,065)

Balance at June 30, 2022	2,727,273	$2,727	611,548,958	$611,549	$52,171,466	$58,670	$8,441	$(60,444,181)	$(57,585)	$(7,648,913)
Debt converted	−	−	28,615,717	28,616	403,124	−	−	−	−	431,740
Stock Issued with Debt	−	−	50,000	50	805	−	−	−	−	855
Net loss	−	−	−	−	−	−	−	(482,149)	−	(482,149)
Noncontrolling interest	−	−	−	−	−	−	−	(270)	270	-
Balance at September 30, 2022	2,727,273	$2,727	640,214,675	$640,215	$52,575,395	$58,670	$8,441	$(60,926,600)	$(57,315)	$(7,698,467)

Balance at June 30, 2023	2,727,273	$2,727	784,164,540	$784,165	$53,290,021	$58,670	$8,441	$(62,028,744)	$(56,860)	$(7,941,580)
Debt converted	−	−	54,119,106	54,119	27,804	−	−	−	−	81,923
Net loss	−	−	−	−	−	−	−	(368,408)	−	(368,408)
Noncontrolling interest	−	−	−	−	−	−	−	−	−	−
Balance at September 30, 2023	2,727,273	$2,727	838,283,646	$838,284	$53,317,825	$58,670	$8,441	$(62,397,152)	$(56,860)	$(8,228,065)

See accompanying notes to condensed consolidated unaudited financial statements

Cool Technologies, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2023	2022
Operating Activities:
Net loss	$(1,276,941)	$(1,651,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement	-	4,135
Non-cash interest expense	225,086	399,838
Change in fair value of derivative liability	(5,709)	119,877
Depreciation expense	14,890	14,890
Changes in operating assets and liabilities:
Inventory	129,155	(15,169)
Accounts payable	230,091	197,247
Accrued interest payable	250,474	246,631
Accrued liabilities – related party	279,884	63,640
Accrued payroll taxes	22,448	43,097
Net cash from operating activities	(130,622)	(577,449)

Investing Activities:
Purchase of intangible assets	(9,931)	(30,355)
Net cash from investing activities	(9,931)	(30,355)

Financing Activities:
Proceeds from debt	315,175	547,550
Payments on debt	(167,926)	(11,087)
Net cash from financing activities	147,249	536,463

Net increase (decrease) in cash	6,696	(71,341)

Cash, beginning of period	142	72,391

Cash, end of period	$6,838	$1,050

Cash paid for:
Interest	$11,817	$13,998
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt and interest settled for common stock	$359,715	$1,028,284
Stock and warrants issued with debt	$-	$25,050
Derivative liability offset by debt discount	$14,455	$271,449

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

As of September 30, 2023, the Company has seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2023, have been derived from unaudited financial information. They include the accounts of Cool Technologies, Inc. and Ultimate Power Truck, LLC. Intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. CoolTech has incurred net losses of $62,397,152 since inception and has not commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to generate revenue, achieve profitable operations and repay obligations when they come due and raising additional capital. There cannot be any assurance that the Company will ever generate revenue or even if it does generate revenue that it will achieve profitable operations. Furthermore, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

The advance payments were the subject of a mediation conference and settlement agreement detailed in Note 5  -- Commitments and Contingencies.

Note 3 – Debt

Debt consists of the following:

	September 30, 2023	December 31, 2022
Notes payable	$1,502,000	$1,362,050
Notes payable in default	1,078,500	1,078,500
Convertible notes payable	902,757	1,232,872
Vehicle financing	11,273	25,158
Advances from related parties	52,907	56,462
Note payable – UPT minority owner	100,000	100,000
	3,647,437	3,855,042
Debt discount	-	(201,340)
	3,647,437	3,653,702
Less: current portion	3,522,437	3,644,627
Long-term portion	$125,000	$9,075

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

From September 7 - 17, 2018, the Company entered into Promissory Note Agreements with three accredited investors. CoolTech received $125,000 each in financing and promised to pay the principal amount together with simple interest of 15% per annum. Furthermore, the Company committed to pay the principal amount and accrued interest within 30 days of the receipt of funds from debt or surety bond financing. In exchange, the Company granted a security interest in all of the Company’s intellectual property as collateral and CoolTech issued cashless warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.05. The warrants expire after five years.

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

On January 11, 2023, the Company signed a promissory note agreement with an accredited investor for $30,000. The note bears an interest rate of 0% and shall be paid in full by July 10, 2023. On July 9, 2023, the investor amended the agreement, extending the maturity date through November 30, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On February 15, 2023, the Company signed a promissory note agreement with an accredited investor. It received $28,000. The note bears an interest rate of 0% and shall be paid in full by August 14, 2023. On July 26, 2023, the investor amended the agreement, extending the maturity date through November 30, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On March 6, 2023, the Company signed a promissory note agreement with an accredited investor. It received $30,000. The note bears an interest rate of 0% and shall be paid in full by September 2, 2023. On August 30, 2023, the investor amended the agreement, extending the maturity date through November 30, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On April 18, 2023, the Company signed a promissory note agreement with an accredited investor. It received $18,000. The note bears an interest rate of 0% and shall be paid in full by October 15, 2023. On October 15, 2023, the investor amended the agreement, extending the maturity date through November 30, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On May 15, 2023, the Company signed a promissory note agreement with an accredited investor. It received $35,000. The note bears an interest rate of 0% and shall be paid in full by November 11, 2023. In the event of a default, the outstanding balance shall bear an interest rate of 18% or the maximum rate permitted by law.

On August 16, 2023, the Company signed a promissory note agreement with an accredited investor. It received $50,000. The note bears an interest rate of 5% and shall be paid in full by December 30, 2024. The note is secured by an eMGen 80 kVA system installed on a Ford F-450 work truck. In the event of a default, the note holder shall have the option of declaring outstanding principal and accrued interest due and immediately payable.

On August 30, 2023, the Company signed a promissory note agreement with an accredited investor. It received $75,000. The note bears an interest rate of 5% and shall be paid in full by December 30, 2024. The note is secured by an eMGen 80 kVA system installed on a Ford F-450 work truck. In the event of a default, the note holder shall have the option of declaring outstanding principal and accrued interest due and immediately payable.

Convertible notes payable

February Convertible Note -- On February 25, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued 2,000,000 inducement shares of restricted common stock and received $150,000 after an original issue discount of $15,000 in lieu of interest. The total amount of $165,000 plus 3% interest or $4,950 will be due on November 25, 2021. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.025 per share. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through November 30, 2023. As of September 30, 2023, the principal balance totaled $165,000 and there was $4,950 of accrued interest.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $250,000 after an original issue discount of $25,000 in lieu of interest. The total amount of $275,000 plus 8% interest or $22,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 6 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning November 22, 2021, the investor has amended the agreement, extending the maturity date through November 30, 2023. As of September 30, 2023, the principal balance totaled $275,000 and there was $22,000 of accrued interest.

March Convertible Note -- On March 24, 2021, the Company entered into a convertible note agreement with an accredited investor. It issued two sets of commitment shares: a block of 500,000 and a block of 2,500,000 shares of restricted common stock as well as warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. In return, the Company received $750,000 after an original issue discount of $75,000 in lieu of interest. The total amount of $825,000 plus 8% interest or $66,000 will be due on December 24, 2021. After 60 days, if the note has not been paid in full, the investor will have the right to purchase up to 2 million additional warrant shares. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a fixed price of $0.055 per share. If the note is repaid by the maturity date, the investor will forfeit the block of 2,500,000 shares of restricted common stock and the shares will be returned to the Company’s treasury. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $1,000 will accrue until the default is remedied. Beginning December 21, 2021, the investor has amended the agreement, extending the maturity date through November 30, 2023. On August 22, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $121,410. On October 27, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $59,640. On December 5, 2022, the Company issued 10,000,000 shares of common stock to LGH Investments, LLC upon conversion of $68,373. On December 28, 2022, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $71,355. On March 8, 2023, the Company issued 7,500,000 shares of common stock to LGH Investments, LLC upon conversion of $43,665. On May 5, 2023, the Company issued 10,000,000 shares of common stock to LGH Investments LLC upon conversion of $21,300. As of September 30, 2023, the principal balance totaled $439,257 and there was $66,000 of accrued interest.

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

October Convertible Note -- On October 31, 2022, the Company signed a promissory note agreement with an accredited investor. It received $20,000 after an original issue discount of $2,000. The total amount of $22,000 will be due on July 31, 2023. Beginning July 24, 2023, the investor has amended the agreement, extending the maturity date through November 30, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 25% and a daily penalty of $100 will accrue until the default is remedied. As of September 30, 2023, the remaining balance totaled $23,600.

December Convertible Note -- On December 8, 2022, the Company signed a promissory note agreement with an accredited investor. It received $45,000 after an original issue discount of $2,900 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $50,900 will be due on December 8, 2023. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On June 13, 2023, the Company issued 11,538,462 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000, leaving a principal balance remaining of $30,600. On June 28, 2023, the Company issued 14,615,385 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $19,000 in principal. On July 20, 2023, the Company issued 17,780,282 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $16,900 in principal and $2,036 in accrued interest. The note was then retired.

January Convertible Note -- On January 12, 2023, the Company signed a promissory note agreement with an accredited investor. It received $25,000 after an original issue discount of $1,700 and reimbursement of $3,000 to cover the investor’s legal fees. The total amount of $29,700 will be due on January 12, 2024. After 180 days, at the holder’s option, a portion or all of the unpaid principal and interest may be converted into shares of common stock at a 29% discount to the lowest VWAP during the 10 trading days preceding the conversion date. In the event of default, the outstanding balance will increase by 50% and the interest rate will increase to 22% until the default is remedied. On August 2, 2023, the Company issued 17,647,059 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 in principal. On August 10, 2023, the Company issued 18,691,765 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $14,700 in principal and $1,188 in accrued interest. The note was then retired.

Test Vehicle Financing

In July 2018, CoolTech traded in one test vehicle and purchased another bearing an interest rate of 9.92% payable in monthly installments of $838 over 6 years.

In June 2019, the Company traded in one test vehicle and purchased another with financing of approximately $44,500, bearing an interest rate of 9.92% payable in monthly installments of $836 over a 5-year period.

Note payable – UPT minority owner

A promissory note is held by the 5% minority owner of UPT. The initial principal totaled $250,000. As of December 31, 2022 and September 30, 2023, the outstanding balance was $100,000. The promissory note was the subject of a mediation conference and settlement agreement detailed in Note 5  -- Commitments and Contingencies.

Warrants Issued with Debt

When the Company issues notes payable, it may also be required to issue warrants. The following table details the notes payable issued with warrants.

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	25,400,000	$0.05	1.3	$25,600
Granted	-		--	--
Forfeited or expired	10,000,000		--	--
Exercised	--	--	--	--
Outstanding, September 30, 2023	15,400,000	0.04	0.6	--
Exercisable, September 30, 2023	15,400,000	$0.04	0.6	$94,600

Transactions with Related Parties

The advances from related parties in the amounts of $52,907 and $56,462 as of September 30, 2023 and December 31, 2022, respectively, are held by two of the Company’s officers and the estate of a former officer. They relate to unreimbursed expenses.

The note payable - UPT minority owner, in the amount of $100,000, is held by the 5% minority owner of UPT. The note payable was the subject of a mediation conference and settlement agreement detailed in Note 5  -- Commitments and Contingencies.

Future contractual maturities of debt are as follows:

Year ending December 31,

2023	$3,522,437
2024	125,000
$3,647,437

Note 4 – Derivative Liability

Under the terms of the December 2022 and January 2023 Convertible Notes, the Company identified derivative instruments arising from embedded conversion features.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the dates of issuance and the revaluation dates:

Volatility	148.4-159.0%
Risk-free interest rate	5.47-5.54%
Expected life (years)	0.39–0.49
Dividend yield	-

Changes in the derivative liability were as follows:

	Nine Months Ended September 30, 2023
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2022	$-	$-	$156,955	$156,955
Conversions of convertible debt	-	-	(177,119)	(177,119)
Issuance of convertible debt and other derivatives	-	-	14,455	14,455
Change in fair value	-	-	5,709	5,709
Convertible debt and other derivative liabilities at September 30, 2023	$-	$-	$-	$-

	Nine Months Ended September 30, 2022
	Level 1	Level 2	Level 3	Total
Convertible debt and other derivative liabilities at December 31, 2021	$-	$-	$175,915	$175,915
Conversions of convertible debt	-	-	(401,707)	(401,707)
Issuance of convertible debt and other derivatives	-	-	276,772	276,772
Change in fair value	-	-	119,877	119,877
Convertible debt and other derivative liabilities at September 30, 2022	$-	$-	$170,857	$170,857

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

Pursuant to the enforcement proceeding instituted by the SEC, the Company settled for a fine of $75,000 and agreed to cease and desist from any future violations of Sections 13(a) of the Exchange Act and Rule 13a-13 thereunder, and Rule 8-03 of Regulation S-X. As of September 30, 2023 and December 31, 2022, $50,000 is still due, which is included within accounts payable on the condensed consolidated balance sheets.

Mediation Conference and Settlement Agreement

On April 19, 2023, Alfred Cullere filed a complaint against Ultimate Power Truck LLC (“UPT’, a subsidiary of Cool Technologies, Inc.) in the Sixth Judicial Circuit Court of Pinellas County, Florida. The complaint alleged that the $400,000 Mr. Cullere, a 5% owner of UPT, had advanced UPT (detailed in Note 2: Customer Deposits Related Party) and a $250,000 loan that Mr. Cullere had also provided UPT (detailed in Note 3: Note Payable -- UPT Minority Owner) had not been fully repaid. Between March 2018 and December 2021, the Company repaid him a total of $150,000. Mr. Cullere sought payment in full for both amounts plus 5% simple interest per year and reimbursement for attorney fees and costs.

The two sides agreed to attend a mediation conference on August 3, 2023 and consequently entered into a settlement agreement on August 29, 2023 which stipulates that Cool Technologies must pay $300,000 to Mr. Cullere on or before December 31, 2023. Within 5 days of receipt of payment, Mr. Cullere will file to dismiss the litigation with prejudice and each side will bear the costs of their respective attorneys’ fees and any other costs of litigation.

If payment is not received by the deadline, Alfred Cullere shall be entitled to a final judgment in the amount of $500,000 against Cool Technologies. The Company’s only defense will be limited to the payment of the judgment.

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these other matters, if any, and after consideration of amounts escrowed, will not have a material adverse effect on the consolidated results of operations, financial position, or cash flow.

Note 6 – Equity

Preferred Stock

Cool Technologies has 15,000,000 preferred shares authorized and 3 Series A and 2,727,270 Series B preferred shares issued and outstanding as of September 30, 2023 and December 31, 2022.

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

Common Stock

Common stock issuable on the condensed consolidated balance sheets represents common stock to be issued for either cash received, or services performed. As of September 30, 2023 and December 31, 2022, there were 494,697 shares of common stock to be issued.

Common stock warrants issued with the sale of common stock

When the Company sells shares of its common stock the buyer also typically receives fully vested common stock warrants with a maximum contractual term of 3-5 years. A summary of common stock warrants issued with the sale of common stock as of September 30, 2023, and changes during the period then ended is presented below:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	6,350,000	$0.04	0.1	$--
Granted	--	--	--	--
Forfeited or canceled	(2,600,000)	--	--	--
Outstanding, September 30, 2023	3,750,000	0.02	0.0	--
Exercisable, September 30, 2023	3,750,000	$0.02	0.0	$--

Note 7 – Share-based payments

Nonemployee common stock warrants -- Fully-vested upon issuance

Cool Technologies may issue fully vested common stock warrants with a maximum contractual term of 5 years to non-employees in return for services or to satisfy liabilities, such as accrued interest. The following summarizes the activity for common stock warrants that were fully vested upon issuance:

	Number of Warrants	Weighted- average Exercise Price	Weighted- average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	9,900,000	$0.02	0.7	$3,500
Granted	--	--	--	-
Forfeited or expired	(3,000,000)	--	--	-
Outstanding, September 30, 2023	6,900,000	0.03	3.1	-
Exercisable, September 30, 2023	6,900,000	$0.03	3.1	$-

Note 8 – Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net loss available for shareholders	$(368,408)	$(482,149)	$(1,276,445)	$(1,650,635)
Weighted average outstanding shares of common stock	819,025,882	623,337,586	760,217,360	607,994,179
Dilutive effect of stock options and warrants	-	-	-	-
Common stock and equivalents	819,025,882	623,337,586	760,217,360	607,994,179

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Outstanding stock options and common stock warrants are considered anti-dilutive because the Company is in a net loss position. The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	September 30
	2023	2022
Stock options	4,000,000	4,000,000
Common stock warrants	26,250,000	41,850,000
Common stock issuable	494,697	494,697
Convertible notes	57,119,239	68,689,816
Convertible preferred stock	2,877,270	2,877,270
Total	90,741,206	117,911,783
Total exercisable at September 30	80,081,450	86,534,252

Note 9 – Subsequent Events

On October 3, 2023, the Company issued 25,000,000 shares of common stock to LGH Investments LLC upon conversion of $44,375 on principal of $825,000.

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

As of September 30, 2023, we have seven US patents, two Canadian patents, one Mexican patent, one allowed Brazilian patent and one pending US patent application covering integrated electrical power generation methods and systems.

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

The sales of most of the A rated bond offerings by 3&1 have been negotiated and agreed to. Final documents are scheduled to be signed. Delays, revisions, reconsiderations and rejections can hamper, slow, suspend or terminate a sale. Currently, 3&1 has ancillary paths to funding in the event last minute problems or impediments arise. Cool Technologies is also continuing to pursue additional non-dilutive funding agreements with at least two other entities.

The Company is also negotiating joint ventures with domestic and foreign entities. The ventures target a wide variety of markets including electric vehicle charging, generator manufacturing, the US military and the oil, gas and mining industries. Grants and other funding opportunities offered by the Department of Energy, the Department of Defense and the Inflation Reduction Act are also being pursued through strategic alliances with current and retired first responders and military personnel and/or minority owned businesses.

Release of purchase orders from any of the joint venture partners would provide the Company with funding in excess of $1 million dollars. The rest of the offerings and agreements noted above could provide much more.

When funding is received, it will initially be used to complete the production of three vehicle platforms that will serve as demos and order generation catalysts for mobile electric power, power and water, and electric vehicle charging infrastructure. In addition, the vehicles will showcase the capabilities and benefits of the Company’s thermal dispersion and power generation technologies and, conceivably, stimulate interest in licensing opportunities.

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

In fact, by combining their respective technologies: energy generation, energy storage and load management controls into a single suite of products, the companies create what is called a “microgrid.” Varying combinations of energy sources such as solar, wind, biogas and eMGen systems both backup and supplement one another to provide consistent, uninterrupted primary power even during severe weather or other emergency situations.

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

	Three months ended September 30,
	2023	2022	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	99,500	112,500	(13,000)	(11.6)%
Payroll and related expenses	95,270	87,726	7,544	8.6%
Professional fees	44,083	35,176	8,907	25.3%
General and administrative	1,778	20,442	(18,664)	(91.3)%
Research and development	4,962	4,963	(1)	0.0%
Total operating expenses	245,593	260,807	(15,214)	(5.8)%

Interest expense, net	(124,809)	(263,139)	138,330	(52.6)%
Change in fair value of derivative liability	(6,302)	(31,707)	25,405	(80.1)%
Loss on settlement of debt	--	(10,360)	10,360	(100.0)%
Other income	8,296	--	8,296	100%

Net loss	(368,408)	(481,879)	113,471	(23.5)%

Less: Noncontrolling interest	--	(270)	270	(100.0)%

Net loss to shareholders	$(368,408)	$(482,149)	$113,741	(23.6)%

	Nine months ended September 30,
	2023	2022	Change	%
Revenues	$--	$--	N/A	N/A

Operating expenses
Consulting	285,500	349,394	(63,894)	(18.3)%
Payroll and related expenses	281,540	266,085	15,455	5.8%
Professional fees	162,028	167,053	(5,025)	(3.0)%
General and administrative	46,608	78,543	(31,935)	(40.7)%
Research and development	14,890	14,890	--	0.0%
Total operating expenses	790,566	875,965	(85,399)	(9.7)%

Interest expense, net	(488,896)	(651,302)	162,406	(24.9)%
Change in fair value of derivative liability	5,709	(119,877)	125,586	104.8%
Loss on sale of inventory	(11,484)	--	(11,484)	100.0%
Loss on settlement of debt	--	(4,135)	4,135	(100.0)%
Other Income	8,296	--	8,296	100.0%

Net loss	(1,276,941)	(1,651,418)	374,477	(22.7)%

Less: Noncontrolling interest	496	783	(287)	(36.7)%

Net loss to shareholders	$(1,276,445)	$(1,650,635)	$374,189	(22.7)%

Revenues

During the three months ended September 30, 2023, and since inception, the Company has not generated any revenues.

Operating Expenses

Consulting expense decreased from $112,500 for the three months ended September 30, 2022 to $99,500 for the three months ended September 30, 2023 and decreased during the nine months ended September 30 from $349,394 in 2022 to $285,500 in 2023. The primary reason for the decrease during both periods was that as of April 2023, due to the death of Quentin Ponder, the Company stopped accruing payments to Summit Management. In addition, there was a one-time payment of $10,500 to a funding consultant during the second quarter of 2022.

Payroll and related expenses increased from $87,726 for the three months ended September 30, 2022 to $95,270 for the three months ended September 30, 2023 and during the nine months ended September 30 from $266,085 in 2022 to $281,540 in 2023 due to an increase in the salary accrued for one of the officers.

Professional fees increased from $35,176 for the three months ended September 30, 2022 to $44,083 for the three months ended September 30, 2023. They decreased during the nine months ended September 30 from $167,053 in 2022 to $162,028 in 2023. The increase in professional fees during the three month period reflects the payment of a due diligence fee to a potential financing entity. The decrease in professional fees during the nine month period reflects a decrease in legal fees due to reduced activity leading up to the settlement of the litigation and arbitration with PGC Investments, LLC.

General and administrative expenses decreased by $18,664 from $20,442 for the three months ended September 30, 2022 to $1,778 for the three months ended September 30, 2023 due to cancellation of health insurance and the subsequent credit against an outstanding invoice. They also decreased during the nine months ended September 30 from $78,543 in 2022 to $46,608 in 2023 due primarily to the cancellation of health insurance and a reduction in the services provided by the Company’s transfer agent which resulted in a reduction in fees charged.

Research and development expenses remained the same for the respective periods during both years. For the three months ended September 30, 2022, it totaled $4,963 and for the three months ended September 30, 2023, it totaled $4,962. For the nine months ended September 30, 2023 and 2022, it remained unchanged at $14,890 for both periods as the Company continued to focus on the commercialization of the eMGen system.

Other Income and Expense

Interest expense decreased from $263,139 for the three months ended September 30, 2022 to $124,809 for the three months ended September 30, 2023 and decreased during the nine months ended September 30 from $651,302 in 2022 to $488,896 in 2023 due to a variance in the amortization of the debt discount during their respective time periods covered. Specifically, there was more amortization of debt discount in the first quarter of 2022 and more amortization during the second quarter of 2023. The change in fair value of derivative liability decreased from  $31,707 for the three months ended September 30, 2022 to $6,302 for the three months ended September 30, 2023 and during the nine months ended September 30 from ($119,877) to $5,709 due to a reduction in derivative liabilities and stock price.

Net Loss and Noncontrolling interest

As Cool Technologies has incurred losses since inception, it has not recorded any income tax expense or benefit. Accordingly, the Company’s net loss is driven by operating and other expenses. Noncontrolling interest represents the 5% third-party ownership in UPT, which is subtracted to calculate net loss to shareholders.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily through the public sale and private placement of equity securities, debt financing, and exchanging common stock warrants and options for professional and consulting services. On September 30, 2023, we had cash and cash equivalents of $6,838.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $8,536,484 and $7,792,632 on September 30, 2023 and December 31, 2022, respectively. The increase in negative working capital was due to increases in accounts payable, accrued interest payable, accrued liabilities - related party, and accrued payroll taxes. To that end, we owe approximately $902,757 for convertible notes whose maturity dates have been extended to November 30, 2023 and we owe another $1,502,000 in notes payable and currently have another $1,078,500 in promissory notes in default. Based on its current forecast and budget, management believes that its cash resources will not be sufficient to fund its operations through the end of the fourth quarter. Unless the Company can generate sufficient revenue from the execution of the Company’s business plan, it will need to obtain additional capital to continue to fund the Company’s operations. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we are unable to obtain sufficient funds, we may be forced to curtail and/or cease operations.

Off Balance Sheet Arrangements

Currently, the Company has no off-balance sheet arrangements.

Cash Flows

Cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2023	2022
Net cash from operating activities	$(130,622)	$(577,449)
Net cash from investing activities	(9,931)	(30,355)
Net cash from financing activities	147,249	536,463

Net cash used by operating activities decreased due to a $374,477 reduction in the net loss from year to year as increases for  accounts payable, accrued interest payable, accrued liabilities – related party, and accrued payroll taxes were overwhelmed by decreases in non-cash interest expense and change in fair value of derivative liability. The decrease in net cash outflow for investing activities was a result of a reduction in payments to the Company’s patent attorneys compared to the previous year. Cash provided by financing activities included debt borrowings of $315,175 during the first three quarters of 2023. In addition, a $167,926 increase in payments on debt during the first quarter of 2023 was subtracted from the total net cash from financing activities during the same period.

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

Management believes the Company’s funds are insufficient to provide for its projected needs for operations for the next 12 months. The Company is currently working to close additional non-dilutive funding to support product development or for other purposes. As previously noted under Item 2 “Overview”, the Company signed a Memorandum of Terms for Debt Financing with 3&1 Capital Partners, LLC (“3&1”) in March of 2020. Five months later, the Company signed an agreement in which 3&1 agreed to definitively provide insurance related debt, surety bond financing and/or standby letter of credit financing as per the terms of the memorandum. The Memorandum of Terms was updated and signed again on December 31, 2022.  In the event that 3&1 fails to deliver the financing, the Company may have to rely on equity or debt financing that may involve substantial dilution to our then existing stockholders. If it is unable to close additional equity financing, the Company may have to cease operations.

Going Concern

The Company has incurred net losses of $62,397,152 since inception and have not fully commenced operations, raising substantial doubt about its ability to continue as a going concern. Management believes that the Company’s ability to continue as a going concern is dependent on its ability to raise capital, generate revenue, achieve profitable operations and repay its obligations when they come due. As of September 30, 2023, we have $6,838 in cash and we owe approximately $902,757 for convertible notes, $1,502,000 in notes payable and currently have another $1,078,500 in promissory notes in default. We are pursuing various financing alternatives to address the payment of outstanding debt and to support the sales, component acquisition and assembly of our mobile power generation systems as well as the completion of the secondary elements of our business plan: to license its thermal technologies and applications, including submersible dry-pit applications. There can be no assurance, however, that we will obtain adequate funding or that we will be successful in accomplishing any of our objectives. Consequently, we may not be able to continue as an operating company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, as of September 30, 2023, Cool Technologies conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, the disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that its disclosure controls are not effectively designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Cool Technologies internal controls are not effective for the following reasons, (1) there are no entity level controls, because of the limited time and abilities of the Company’s two officers, (2) there is no separate audit committee, and (3) CoolTech has not implemented adequate system and manual controls. As a result, the Company’s internal controls have inherent weaknesses, which may increase the risks of errors in financial reporting under current operations and accordingly are not effective as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 version). Based on the evaluation, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2023.

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

Mediation Conference and Settlement Agreement

On April 19, 2023, Alfred Cullere filed a complaint against Ultimate Power Truck LLC (“UPT’, a subsidiary of Cool Technologies, Inc.) in the Sixth Judicial Circuit Court of Pinellas County, Florida. The complaint alleged that the $400,000 Mr. Cullere, a 5% owner of UPT, had advanced UPT (detailed in Note 3: Customer Deposits Related Party) and a $250,000 loan that Mr. Cullere had also provided UPT (detailed in Note 4: Note Payable -- UPT Minority Owner, of the Company’s 2022 Annual Report on Form 10-K) had not been fully repaid. Between March 2018 and December 2021, the Company repaid him a total of $150,000. Mr. Cullere sought payment in full for both amounts plus 5% simple interest per year and reimbursement for attorney fees and costs.

The two sides agreed to attend a mediation conference on August 3, 2023 and consequently entered into a settlement agreement on August 29, 2023 which stipulates that Cool Technologies must pay $300,000 to Mr. Cullere on or before December 31, 2023. Within 5 days of receipt of payment, Mr. Cullere will file to dismiss the litigation with prejudice and each side will bear the costs of their respective attorneys’ fees and any other costs of litigation.

If payment is not received by the deadline, Alfred Cullere shall be entitled to a final judgment in the amount of $500,000 against Cool Technologies. The Company’s only defense will be limited to the payment of the judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2023, the Company issued 17,780,282 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $16,900 on principal of $50,900.

On August 2, 2023, the Company issued 17,647,059 shares of common stock to 1800 Diagonal Lending LLC upon conversion of $15,000 on principal of $29,700.

On August 10, 2023, the Company issued 18,691,765 shares of common stock to 1800 Diagonal Lending LLC upon final conversion of $14,700 on principal of $29,700.

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

On July 20, 2020, the Company defaulted on a note payable. A $250,000 note was purchased on March 19, 2019. In return, the Company promised to pay the principal amount together with simple interest of 15% per annum on or before the one-year anniversaries. On March 19 2020, the investor signed an amendment to the agreement extending the maturity dates until July 19, 2020. As of the filing date, the Company has not received a notice of default. As per the terms of the note, interest will continue to accrue at 15% per annum until paid in full.

On July 30, 2020, the Company defaulted on a note payable. An $85,000 note was purchased on June 29, 2020. In return, the Company promised to pay the principal amount together with interest of $10,000 within 30 days. As of the filing date, the Company has not received a notice of default for the note.

On August 4, 2020, the Company defaulted on a note payable. A $93,500 note with an $8,500 Original Issue Discount (OID) was purchased on July 3, 2020. In return, the Company promised to pay the principal amount within 30 days. As of the filing date, the Company has not received a notice of default for the note.

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

Cool Technologies, Inc.

Dated: November 20, 2023	By:	/s/ Timothy Hassett
Timothy Hassett
Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ Judson Bibb
Judson Bibb
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

